Form 10-Q
period 2001-12-31
WILLOW GROVE BANCORP INC/NEW
filed 2002-03-27
CIK 1163428

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                           _____________________

                                 FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---     EXCHANGE ACT OF 1934.

For the quarterly period ended  December 31, 2001
                                ------------------------------
                                OR

  --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to ________

                 Commission File Number 000-49706
                                        ----------------

                         WILLOW GROVE BANCORP, INC.
-------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

        PENNSYLVANIA                                     80 - 0034942
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

WELSH AND NORRISTOWN ROADS, MAPLE GLEN, PENNSYLVANIA                19002
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code: (215) 646-5405
                                                    ---------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    No X
                                                   ---   ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     The Registrant had 100 shares of common stock issued and outstanding as of March 25, 2002.*

__________________
* The issuer became subject to the filing requirements of Section 13 or 15(d) when its Form S-1 was declared effective on February 11, 2002.




                         WILLOW GROVE BANCORP, INC.
                                FORM 10-Q
                      QUARTER ENDED DECEMBER 31, 2001
===============================================================================


                       PART I - FINANCIAL INFORMATION

Interim Financial Information required by Rule 10-01 of Regulation S-X and
Item 303 of Regulation S-K is included in this Form 10-Q as referenced below:

                                                                          Page
                                                                          ----
Item 1 - Financial Statements . . . . . . . . . . . . . . . . . . . .        3

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . .        3

Item 3 - Quantitative and Qualitative Disclosures About Market Risk .        3

                       PART II - OTHER INFORMATION

Item 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .        4

Item 2 - Changes in Securities and Use of Proceeds. . . . . . . . . .        4

Item 3 - Defaults Upon Senior Securities. . . . . . . . . . . . . . .        4

Item 4 - Submission of Matters to a Vote of Security Holders. . . . .        4

Item 5 - Other Information. . . . . . . . . . . . . . . . . . . . . .        5

Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .        5

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

                         WILLOW GROVE BANCORP, INC.
                                FORM 10-Q
                      QUARTER ENDED DECEMBER 31, 2001
===============================================================================


                      PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     On December 6, 2001, Willow Grove Bank (the "Bank") incorporated Willow Grove Bancorp, Inc., a Pennsylvania corporation (the "Company" or "registrant") to facilitate the reorganization of the Bank from a two-tier mutual holding company form to the stock holding company form (the "Conversion and Reorganization"). The Conversion and Reorganization is expected to be consummated in March or April, 2002, at which time the Company will become the holding company for the Bank and issue shares of its common stock to the general public. The Company filed a Form S-1 with the Securities and Exchange Commission ("SEC") on December 14, 2001, which, as amended, was declared effective by the SEC on February 11, 2002. The registrant, is in organization and has engaged in no operations to date; accordingly, the financial statements of Willow Grove Bancorp, Inc. have been omitted because of their immateriality.

     The financial statements of Willow Grove Bancorp, Inc., the currently existing federal corporation (the "Mid-Tier Holding Company"), for the quarterly period ending December 31, 2001, on Form 10-Q (Commission file number: 0-25191) are incorporated herein by reference thereto.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     To date, the Company has not engaged in any business activities other than those related to its organization and the Conversion and Reorganization. Immediately following the Conversion and Reorganization, the only significant assets of the Company will be the capital stock of the Bank, the Company's loan to the ESOP, and the remainder of the net proceeds retained by the Company. Initially, the business and management of the Company will primarily consist of the business and management of the Bank. For a discussion of the results of operations and changes in financial condition of the Mid-Tier Holding Company for the quarter ended December 31, 2001, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Mid-Tier Holding Company's Form 10-Q for the quarterly period ending December 31, 2001 (Commission file number: 0-25191), which is incorporated herein by reference.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

     The Company has not yet commenced operations and has only engaged in minimal activities to date. The Company currently has only nominal assets and liabilities. After the Conversion and Reorganization, the business of the Company will consist of the business of the Bank. For a discussion of the Bank's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's

                         WILLOW GROVE BANCORP, INC.
                                FORM 10-Q
                      QUARTER ENDED DECEMBER 31, 2001
===============================================================================

Discussion and Analysis of Financial Condition and Results of Operations" in the Mid-Tier Holding Company's Annual Report to stockholders for the year ended June 30, 2001 (Commission file number: 0-25191), which is incorporated herein by reference.

                        PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

        There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds:

       (a) and (b)    Not applicable.

       (c) On February 28, 2002, the Company sold 100 shares of its common stock to the Bank at a price of $10.00 per share, for a total purchase price of $1,000. The shares were sold in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, and no underwriter was used. These 100 shares will be cancelled upon completion of the Conversion and Reorganization.

       (d) The Company's Form S-1 (File No. 333-75106) was declared effective by the SEC on February 11, 2002. The offering commenced on February 21, 2002, and the offering subscription period ended March 19, 2002. Keefe, Bruyette & Woods, Inc. was the underwriter. A total of 11,776,455 shares of common stock were registered solely for the account of the Company, for sale and in exchange for shares of the Mid-Tier Holding Company at an aggregate offering price of $117,764,550. The Conversion and Reorganization has not yet been completed. Completion of the Conversion and Reorganization and Consummation of the sale of shares of common stock is subject to approval of the Office of Thrift Supervision and is expected to occur in late March or April 2002.

Item 3 - Defaults Upon Senior Securities:

        There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders:

        There are no matters required to be reported under this item.

                         WILLOW GROVE BANCORP, INC.
                                FORM 10-Q
                      QUARTER ENDED DECEMBER 31, 2001
===============================================================================

Item 5 - Other Information:

        There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K:

        (a)  List of exhibits: (filed herewith unless otherwise noted)

             Exhibit No.    Description
             -----------    -----------
             2.1            Plan of Conversion and Agreement and Plan of
                            Reorganization*
             3.1            Articles of Incorporation of Willow Grove Bancorp,
                            Inc.*
             3.2            Bylaws of Willow Grove Bancorp, Inc.**
             4.0            Form of Stock Certificate of Willow Grove Bancorp,
                            Inc.*
             10.1           Form of Employment Agreement entered into between
                            Willow Grove Bank and Frederick A. Marcell Jr.***
             10.2           Form of Employment Agreement entered into between
                            Willow Grove Bank and each of Christopher E. Bell,
                            Thomas M. Fewer and John T. Powers***
             10.3           Supplemental Executive Retirement Agreement***
             10.4           Non-Employee Director's Retirement Plan***
             10.5           1999 Stock Option Plan****
             10.6           1999 Recognition and Retention Plan and Trust
                            Agreement****
             10.7           Incentive Compensation Plan*****
__________________

* Incorporated by reference from the Company's Registration Statement on Form S-1, filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (File No. 333-75106).
** Incorporated by reference from the Company's Form 8-A, filed on March 25, 2002 (File No. 000-49706).
*** Incorporated by reference from the Registration Statement on Form S-1, filed by Willow Grove Bancorp, Inc. on September 18, 1999, as amended, and declared effective on November 12, 1999 (File No. 333-63737).
**** Incorporated by reference from the Proxy Statement on Schedule 14A as filed by Willow Grove Bancorp, Inc. on June 23, 1999 (File No. 000-25191).
***** Incorporated by reference from the Annual Report on Form 10-K for the year ended June 30, 2001 filed by Willow Grove Bancorp, Inc.

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2001.

                                 SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                WILLOW GROVE BANCORP, INC.



Date:   March 26, 2002          By:  /s/ Frederick A. Marcell Jr.
                                     ------------------------------------------
                                     Frederick A. Marcell Jr.
                                     President and Chief Executive Officer



Date:   March 26, 2002          By:  /s/ Christopher E. Bell
                                     ------------------------------------------
                                     Christopher E. Bell
                                     Senior Vice President, Chief Financial
                                     Officer and Corporate Secretary