Form 10-Q
period 2002-03-31
WILLOW GROVE BANCORP INC/NEW
filed 2002-05-15
CIK 1163428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The transition period from ___________ to _____________

                         Commission file number: 0-49706

                           Willow Grove Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                      80-0034942
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                      Identification No.)

           Welsh and Norristown Roads, Maple Glen, Pennsylvania 19002
                    (Address of principal executive offices)

                                 (215) 646-5405
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  [ X ]        NO  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The Registrant had 11,283,500 shares of common stock issued and outstanding as of May 13, 2002.


                                    WILLOW GROVE BANCORP, INC.

                                              INDEX

                                                                                            Page No.
PART I   FINANCIAL INFORMATION
     Item 1.           Financial Statements (unaudited)

                       Consolidated Statements of Financial Condition at
                       March 31, 2002 and June 30, 2001......................................  3

                       Consolidated Statements of Operations - For the Three and
                       Nine Months ended March 31, 2002 and 2001.............................  4

                       Consolidated Statements of Cash Flows - For the Nine
                       Months ended March 31, 2002 and 2001..................................  5

                       Notes to Consolidated Financial Statements............................  6

     Item 2.           Management's Discussion and Analysis of Financial
                       Condition and Results of Operation.................................... 12

     Item 3.           Quantitative and Qualitative Disclosures about Market Risk............ 20

PART II  OTHER INFORMATION

     Item 1.           Legal Proceedings..................................................... 21

     Item 2.           Changes in Securities and Use of Proceeds............................. 21

     Item 3.           Defaults upon Senior Securities....................................... 21

     Item 4.           Submission of Matters to a Vote of Security Holders................... 21

     Item 5.           Other Information..................................................... 21

     Item 6.           Exhibits and Reports on Form 8-K...................................... 22


                                           Willow Grove Bancorp, Inc.
                                 Consolidated Statements of Financial Condition

                                                                                   At                    At
 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                   March 31, 2002         June 30, 2001
-------------------------------------------                                  --------------         -------------
 Assets Cash and cash equivalents:
 Cash on hand and non-interest-earning deposits                                $    6,105            $    4,621
 Interest-earning deposits                                                        103,549                17,588
                                                                               ----------            ----------
 Total cash and cash equivalents                                                  109,654                22,209
 Securities available for sale (amortized cost of                                 182,485               130,358
      $183,790 and $130,406, respectively)
 Securities held to maturity (fair value of $10,268 and $0,
      respectively)                                                                10,463                     -
 Loans (net of allowance for loan losses of                                       420,518               454,199
      $4,515 and $4,313, respectively)
 Loans held for sale                                                                2,415                 2,644
 Accrued income receivable                                                          3,505                 3,667
 Property and equipment, net                                                        6,416                 6,188
 Intangible assets                                                                  1,091                 1,263
 Other assets                                                                       5,433                 4,620
                                                                               ----------            ----------
 Total assets                                                                  $  741,980            $  625,148
                                                                               ==========            ==========

 Liabilities and Stockholders' Equity
 Deposits                                                                      $  523,630            $  497,030
 Federal Home Loan Bank advances                                                   71,033                59,885
 Advance payments from borrowers for taxes                                          2,653                 3,879
 Accrued interest payable                                                             804                 1,146
 Stock subscriptions                                                               78,391                     -
 Other liabilities                                                                  2,424                 2,851
                                                                               ----------            ----------
 Total liabilities                                                                678,935               564,791
                                                                               ----------            ----------
 Commitments and contingencies
 Stockholders' equity:
 Common stock, $0.01 par value; (25,000,000 authorized;                                51                    51
       5,143,487 issued at March 31, 2002 and June 30, 2001)
 Additional paid-in capital                                                        22,318                22,265
 Retained earnings-substantially restricted                                        45,629                42,534
 Accumulated other comprehensive income (loss)                                       (822)                  (29)
 Treasury stock at cost, 195,000 shares and 206,500 shares at                      (2,247)               (2,351)
    March  31, 2002 and June 30, 2001, respectively
 Unallocated common stock held by
     Employee Stock Ownership Plan (ESOP)                                          (1,404)               (1,494)
     Recognition and Retention Plan Trust (RRP)                                      (480)                 (619)
                                                                               ----------            ----------
 Total stockholders' equity                                                        63,045                60,357
                                                                               ----------            ----------
 Total liabilities and stockholders' equity                                    $  741,980            $  625,148
                                                                               ==========            ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           Willow Grove Bancorp, Inc.
                                      Consolidated Statements of Operations


                                                             For the Three Months Ended     For the Nine Months Ended
 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        March 31,                     March 31,
-----------------------------------------------              --------------------------     -------------------------
                                                                2002           2001            2002            2001
                                                                ----           ----            ----            ----
 Interest and dividend income:
   Loans                                                     $    8,306     $    9,019      $   26,481      $   27,061
   Securities, primarily taxable                                  2,343          2,031           6,700           5,984
                                                             ----------     ----------      ----------      ----------
 Total interest income                                           10,649         11,050          33,181          33,045
                                                             ----------     ----------      ----------      ----------
 Interest expense:
   Deposits                                                       3,944          5,137          13,605          15,199
   Borrowings                                                       965            986           2,868           2,915
   Advance payment from borrowers for taxes                           4              5              11              14
                                                             ----------     ----------      ----------      ----------
 Total interest expense                                           4,913          6,128          16,484          18,128
                                                             ----------     ----------      ----------      ----------
 Net interest income                                              5,736          4,922          16,697          14,917
 Provision for loan losses                                          100          2,742           1,094           7,219
                                                             ----------     ----------      ----------      ----------
 Net interest income after provision for loan losses              5,636          2,180          15,603           7,698
                                                             ----------     ----------      ----------      ----------

 Non-interest income:
   Service charges and fees                                         413            328           1,164             976
   Realized gain on sale of:
     Loans held for sale                                            119            119             476             232
     Securities available for sale                                   16             80             362             242
   Loan servicing income, net                                        13             23              52              62
                                                             ----------     ----------      ----------      ----------
 Total non-interest income                                          561            550           2,054           1,512
                                                             ----------     ----------      ----------      ----------

 Non-interest expense:
   Compensation and employee benefits                             2,490          2,081           6,918           6,082
   Occupancy                                                        318            285             934             827
   Furniture and equipment                                          225            159             662             473
   Federal insurance premium                                         23             22              67              67
   Amortization of intangible assets                                 90             76             172             226
   Data processing                                                  178            141             489             415
   Advertising                                                      104            102             390             272
   Community enrichment                                              38             38             113             113
   Deposit account services                                         190            164             595             497
   Professional fees                                                141            138             408             355
   Other expense                                                    402            344           1,173             975
                                                             ----------     ----------      ----------      ----------
 Total non-interest expense                                       4,199          3,550          11,921          10,302
                                                             ----------     ----------      ----------      ----------

 Income (loss) before income taxes                                1,998           (820)          5,736          (1,092)
 Income tax expense (benefit)                                       640           (312)          1,887            (436)
                                                             ----------     ----------      ----------      ----------
 Net Income (loss).                                          $    1,358     $     (508)     $    3,849      $     (656)
                                                             ==========     ==========      ==========      ==========

 Earnings (loss) per share:
   Basic                                                     $     0.28     $    (0.11)     $     0.81      $    (0.14)
   Diluted                                                   $     0.28     $    (0.11)     $     0.79      $    (0.14)
 Cash dividends declared per share                           $     0.13     $     0.11      $     0.38      $     0.32
 Weighted average basic shares outstanding                    4,750,826      4,790,509       4,743,511       4,837,444
 Weighted average diluted shares outstanding                  4,875,046      4,790,509       4,862,100       4,837,444


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Cash Flows


                                                                                                 For the Nine
                                                                                                 Months Ended
                                                                                                   March 31,
                                                                                            -----------------------
(DOLLARS IN THOUSANDS)                                                                         2002         2001
------------------------------------------------------------------------------------------     ----         ----
 Net cash flows from operating activities:
 Net income (loss)                                                                          $   3,849     $   (656)
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                 647           542
     Amortization of premium and accretion of discount, net                                      (138)         (324)
     Amortization of intangible assets                                                            172           227
     Provision for loan losses                                                                  1,094         7,219
     Gain on sale of loans held for sale                                                         (476)         (232)
     Gain on sale of securities available for sale                                               (362)         (242)
     Increase (decrease) in deferred loan fees                                                    121           (73)
     Decrease (increase) in accrued income receivable                                             162          (411)
     Increase in other assets                                                                    (347)       (3,430)
     Increase in accrued interest payable                                                        (342)         (530)
     (Decrease) increase in other liabilities                                                    (428)        1,707
     Expense of ESOP and RRP                                                                      282           223
     Originations and purchases of loans held for sale                                        (17,955)      (39,871)
     Proceeds from sale of loans held for sale                                                 18,660        69,502
                                                                                            ---------     ---------
 Net cash provided by operating activities                                                  $   4,939     $  33,651
                                                                                            ---------     ---------
Cash flows from investing activities:
     Net decrease (increase) in loans                                                          32,466       (29,087)
     Purchase of securities available for sale                                               (160,636)      (94,135)
     Proceeds from sales and calls of securities available for sale                            72,689        37,713
     Proceeds from sale of other real estate owned                                                 19            62
     Principal repayments of securities available for sale                                     24,576         8,076
     Purchase of property and equipment, net                                                     (875)         (346)
                                                                                            ---------     ---------
 Net cash used in investing activities                                                      $ (31,761)    $ (77,717)
                                                                                            ----------   ----------
Cash flows from financing activities:
     Net increase in deposits                                                                  26,600        24,388
     Net increase in FHLB advances with original maturity less than 90 days                         -        18,000
     Increase in FHLB advances with original maturity greater than 90 days                     19,000        36,000
     Repayment of FHLB advances with original maturity greater than 90 days                    (7,852)      (28,415)
     Net decrease in advance payments from borrowers for taxes                                 (1,226)       (1,439)
     Dividends paid                                                                              (750)         (675)
     Stock subscription orders                                                                 78,391             -
     Issuance (purchase) of treasury stock                                                        104        (1,617)
                                                                                            ---------     ---------
 Net cash provided by financing activities                                                  $ 114,267     $  46,242
                                                                                            ---------     ---------
Net increase in cash and cash equivalents                                                   $  87,445     $   2,176
Cash and cash equivalents:
Beginning of period                                                                            22,209        14,681
                                                                                            ---------     ---------
End of period                                                                               $ 109,654     $  16,857
                                                                                            ---------     ---------
Supplemental disclosures of cash and cash flow information:
     Interest paid                                                                             16,826        18,658
     Income taxes paid                                                                          1,230         2,165
Non-cash items:
     Change in unrealized gain (loss) on securities available for sale                           (793)        2,571
         (net of taxes of ($150) and ($316) in 2001 and 2000, respectively)
     Loans transferred to other real estate owned                                                  85           147

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           WILLOW GROVE BANCORP, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business

     Willow Grove Bancorp, Inc. (the "Company"), a Pennsylvania Corporation, provides a full range of banking services through its wholly-owned subsidiary, Willow Grove Bank (the "Bank" or "Willow Grove") which has 13 branches in Dresher, Willow Grove, Maple Glen, Warminster (2), Hatboro, Huntingdon Valley, Roslyn, Philadelphia (2 - Somerton and Rhawnhurst), North Wales, Southampton & Holland. All of the branches are full-service and offer commercial and retail banking products and services. These products include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, business loans, real estate loans, and home equity loans. The Company is subject to competition from other financial institutions and other companies that provide financial services. The company is operated as a single operating segment. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

     On April 3, 2002, the Company completed the Plan of Conversion and Reorganization whereby the Bank became a wholly owned subsidiary of the Company (the "Plan of Conversion"). The Company accounted for the corporate reorganization in a manner that resulted in the financial statement balances of the Company being equal to the historical carrying amounts of Willow Grove Bancorp, Inc., a federal corporation. In connection with the conversion, the previously outstanding shares of common stock and the issued options of the former holding company of the Bank, which merged according to the Plan of Conversion to acquire common stock of Willow Grove Bancorp, Inc., a federal corporation (the "Mid-Tier Company"), were exchanged ("Exchange Ratio") at an exchange ratio of 2.28019 to 1. Additionally, the Company received gross proceeds in the amount of $64.1 million from the issuance of 6,414,125 shares of its common stock on April 3, 2002. Those shares were sold at $10.00 per share and 4,869,375 shares were issued in exchange for shares of the former company. The additional shares issued will be included in the calculation of earnings per share in subsequent periods.

     The accompanying consolidated financial statements include the accounts of Willow Grove Bancorp, Inc., the Bank, and Willow Grove Investment Corporation ("WGIC"), a Delaware corporation established in September 2000 as a wholly owned subsidiary of the Bank for the purpose of managing and holding certain investment securities. All significant intercompany accounts have been eliminated in consolidation. Information for periods prior to April 3, 2002 refers to the former Mid-Tier Holding Company.


2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Mid-Tier Company for the year ended June 30, 2001, which are included in the Mid-Tier Holding Company's Annual Report on Form 10-k for the year ended June 30, 2001 and in the Company's prospectus, dated February 11, 2002, and filed pursuant to it's registration statement on Form S-1 (File No. 333-75106). The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

     In preparing the financial statements, management is required to make certain estimates and assumptions that affect the carrying values of certain assets and liabilities, and revenues and expenses for the reporting periods contained herein, in particular the allowance for loan losses. Actual results could differ from such estimates.

3.   EARNINGS PER SHARE

     Earnings (loss) per share, basic and diluted, were $0.28 and $0.28 for the three months ended March 31, 2002, respectively, compared to $(0.11) and $(0.11) for the three months ended March 31, 2001, respectively. Earnings (loss) per share, basic and diluted, were $0.81 and $0.79 for the nine months ended March 31, 2002, respectively, compared to $(0.14) and $(0.14) for the nine months ended March 31, 2001, respectively.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

                                                              For The                        For The
                                                         Three Months Ended             Nine Months Ended
                                                           March 31, 2002                 March 31, 2002
                                                     -------------------------      -------------------------

 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         Basic         Diluted           Basic        Diluted
                                                      -------       ---------         -------      ---------
 Net income                                          $    1,358     $    1,358       $    3,849    $    3,849
 Dividends on unvested common stock awards                   (7)            (7)             (22)          (22)
                                                     ----------     ----------       ----------    ----------
 Income available to common stockholders             $ 1,351.00     $ 1,351.00       $ 3,827.00    $ 3,827.00
                                                     ==========     ==========       ==========    ==========

 Weighted average shares outstanding                  4,750,826      4,750,826        4,743,511     4,743,511
 Effect of dilutive securities:
    Options                                                   -         71,853                -        61,895
    Unvested common stock awards                              -         52,367                -        56,694
                                                     ----------     ----------       ----------    ----------
 Adjusted weighted average shares used in
    earnings per share computation                    4,750,826      4,875,046        4,743,511     4,862,100
                                                     ==========     ==========       ==========    ==========
 Earnings per share                                  $     0.28     $     0.28       $     0.81    $     0.79
                                                     ==========     ==========       ==========    ==========

                                                              For The                        For The
                                                         Three Months Ended             Nine Months Ended
                                                           March 31, 2001                 March 31, 2001
                                                     -------------------------      -------------------------

 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         Basic         Diluted           Basic        Diluted
                                                      -------       ---------         -------      ---------
 Net income (loss)                                   $     (508)    $     (508)      $     (656)   $     (656)
 Dividends on unvested common stock awards                   (8)            (8)             (25)          (25)
                                                     ----------     ----------       ----------    ----------
 Income available to common stockholders             $  (516.00)    $  (516.00)      $  (681.00)   $  (681.00)
                                                     ==========     ==========       ==========    ==========

 Weighted average shares outstanding                  4,790,509      4,790,509        4,837,444     4,837,444
 Effect of dilutive securities:
    Options                                                   -              -                -             -
    Unvested common stock awards                              -              -                -             -
                                                     ----------     ----------       ----------    ----------
 Adjusted weighted average shares used in
    earnings per share computation                    4,790,509      4,790,509        4,837,444     4,837,444
                                                     ==========     ==========       ==========    ==========

 Earnings (loss) per share                           $    (0.11)    $    (0.11)      $    (0.14)   $    (0.14)
                                                     ==========     ==========       ==========    ==========

     For the three months ended March 31, 2001 the Company had weighted average outstanding options of 30,863 and unvested common stock awards of 64,217. For the nine months ended March 31, 2001 the Company had weighted average outstanding options of 26,599 and unvested common stock awards of 71,995. The options and awards were not included in the calculation of diluted earnings per share for the fiscal 2001 periods presented as their effect would have been antidilutive. All options of the former shares of common stock of the Mid-Tier Holding Company outstanding as of April 3, 2002 were exchanged, as adjusted for the Exchange Ratio, for options to acquire more of common stock of the Company.

4.   LOAN PORTFOLIO

     Information about the Bank's loan portfolio is presented below as of and for the periods indicated:


                                                                     At                             At
                                                               March 31, 2002                 June 30, 2001
                                                          ===========================  ============================
                                                                       Percentage of                 Percentage of
 (DOLLARS IN THOUSANDS)                                      Amount        Total          Amount         Total
--------------------------------------------------------  ----------- ---------------  ------------ ---------------
 Mortgage loans:
   Single-family residential                               $ 167,343       39.29  %      $ 198,310        43.17  %
   Commercial real estate and multi-family residential       129,939       30.50           128,613        28.00
   Construction                                               24,952        5.86            27,724         6.04
   Home Equity                                                73,153       17.17            75,060        16.34
                                                           ---------   ---------         ---------    ---------
     Total mortgage loans                                    395,387       92.82           429,707        93.55
   Consumer loans                                             10,288        2.42             9,688         2.11
   Commercial business loans                                  20,288        4.76            19,925         4.34
                                                           ---------   ---------         ---------    ---------
 Total loans receivable                                    $ 425,963      100.00  %      $ 459,320       100.00  %
                                                           =========   =========         =========    =========


 Allowance for loan losses                                    (4,515)                       (4,313)
 Deferred net loan origination fees                             (930)                         (808)
                                                           ---------                     ---------
 Loans receivable, net                                     $ 420,518                     $ 454,199
                                                           =========                     =========

     The following is a summary of the activity in the allowance for loan losses for the nine months ended March 31, 2002 and 2001:

                                                            For the Nine Months Ended
                                                                     March 31,
                                                           ---------------------------
 (DOLLARS IN THOUSANDS)                                       2002             2001
--------------------------------------------------------       ----             ----
 Balance at the beginning of  period                       $   4,313         $   3,905
   Plus: Provisions for loan losses                            1,094             7,219
   Less Charge-offs for:
        Mortgage loans                                            12                18
        Consumer loans                                           165                61
        Commercial business loans                                769             6,818
                                                           ---------         ---------
   Total charge-offs                                             946             6,897
   Plus: Recoveries                                               54                 1
                                                           ---------         --------
 Balance at the end of the period                          $   4,515         $   4,228
                                                           =========         ========

5.   SECURITIES

     The amortized cost and estimated fair value of held to maturity and available-for-sale securities and estimated fair values of available-for-sale securities at March 31, 2002 and June 30, 2001 are as follows:

                                                                       At March 31, 2002
                                                   =====================================================
                                                    Amortized    Unrealized    Unrealized    Estimated
(DOLLARS IN THOUSANDS)                                Cost         Gains         Losses      Fair Value
--------------------------------------------------   ------       -------       --------    -----------
HELD TO MATURITY:
Municipal securities                               $   10,463    $        4    $     (199)   $   10,268
                                                   ----------    ----------    ----------    ----------
Total investment securities held to maturity       $   10,463    $        4    $     (199)   $   10,268
                                                   ==========    ==========    ==========    ==========

AVAILABLE FOR SALE:
FHLB Stock                                         $    3,615                           -    $    3,615
Equity securities                                       4,419             4           (58)        4,357
US government agency securities                        54,781           204          (556)       54,429
Mortgage backed securities:
    FNMA                                               52,592           189          (543)       52,237
    GNMA                                               40,850           149          (118)       40,881
    FHLMC                                              27,533            32          (599)       26,966
Municipal securities                                        -             -             -             -
                                                   ----------    ----------    ----------    ----------
Total investment securities available for sale     $ 183,790     $      578    $   (1,874)   $  182,485
                                                   ==========    ==========    ==========    ==========

                                                                      At June 30, 2001
                                                   ----------------------------------------------------
                                                    Amortized    Unrealized    Unrealized    Estimated
(DOLLARS IN THOUSANDS)                                Cost         Gains         Losses      Fair Value
--------------------------------------------------   ------       -------       --------    -----------
AVAILABLE FOR SALE:
FHLB Stock                                         $    3,434             -             -    $    3,434
Equity securities                                       4,442             -           (38)        4,404
US government agency securities                        43,722           391          (315)       43,798
Mortgage backed securities:
    FNMA                                               22,002            61          (124)       21,939
    GNMA                                               39,131           176          (220)       39,087
    FHLMC                                              14,772           107           (71)       14,808
Municipal securities                                    2,903             6           (21)        2,888
                                                   ----------    ----------    ----------    ----------
Total investment securities available for sale     $  130,406    $      741    $     (789)   $  130,358
                                                   ==========    ==========    ==========    ==========

There were no held to maturity securities at June 30, 2001.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     Business Combinations

     In June 2001, the FASB issued Statement No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of the Statement are to be accounted for using the purchase method.

The provisions of the Statement apply to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. There was no material impact on the Company's earnings, financial condition or equity upon adoption.

     Goodwill and Other Intangible Assets

     In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but no those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS No. 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

     The provisions of the SFAS No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the non-amortization and amortization provisions of the SFAS No. 142. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. SFAS No. 142 is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Company adopted SFAS No. 142 on July 1, 2001. There was no material impact on the Company's earnings, financial condition or equity upon adoption.

     Asset Retirement Obligations

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived assets, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The Bank does not expect the adoption of the Statement to have an impact on its earnings, financial condition, or equity.

     Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, the Statement retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of Long-lived assets to be disposed of by sale.

     This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, Consolidated Financial Statement, to eliminate the exception to consolidation for a temporarily controlled subsidiary.

     The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. The Bank does not expect the adoption of the Statement to have an impact on its earnings, financial condition, or equity.

7.   COMPREHENSIVE INCOME

     The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

                                                                      For The                    For The
                                                                Three Months Ended           Nine Months Ended
                                                                      March 31,                  March 31,
                                                             ========================    =======================
 (DOLLARS IN THOUSANDS)                                          2002        2001           2002        2001
------------------------------------------------------------     ----        ----           ----        ----
 Net income (loss)                                            $   1,358    $   (508)     $   3,849    $   (656)
 Other comprehensive income, net of tax
   Unrealized gains (losses) on securities available
     for sale, net of tax

       Unrealized holding gain (loss) during the period          (1,103)        497         (1,010)      2,426
       Reclassification adjustment  for gains (losses)               10          48            217         145
                                                              ---------    --------      ---------    --------
          included in net income

 Total other comprehensive income (loss)                         (1,093)        545           (793)      2,571
 Comprehensive income (loss)                                  $     265    $     37      $   3,056    $  1,915
                                                              =========    ========      =========    ========

8.   DIVIDENDS

     On July 24, 2001, October 23, 2001 and January 22, 2002, the Company declared dividends on its common stock of $0.12, $0.13 and $0.13 per share, respectively, payable on August 17, 2001, November 20, 2001 and February 15, 2002, respectively, to owners of record on August 3, 2001, November 9, 2001 and February 1, 2002, respectively. Additionally, on April 22, 2002, the Company's Board of Directors declared a

$.06 per share cash dividend payable May 17, 2002 to shareholders of record on May 3, 2002. As adjusted for the Exchange Ratio in the Company's recent conversion and reorganization, which was completed on April 3, 2002, this dividend maintains parity with the $.13 per share dividend to shareholders on February 15, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain forward-looking statements and information based upon our beliefs as well as assumptions we have made. In addition, to those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should," and similar expressions, or the negative thereof, as they relate to us are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believe, estimated, expected, or intended. We do not intend to update these forward-looking statements.

     On April 3, 2002, the Company completed the Plan of Conversion and Reorganization whereby the Bank became a wholly owned subsidiary of the Company (the "Plan of Conversion"). The Company accounted for the corporate reorganization in a manner that resulted in the financial statement balances of the Company being equal to the historical carrying amounts of Willow Grove Bancorp, Inc., a federal corporation. In connection with the conversion, the previously outstanding shares of common stock and the issued options of the former holding company of the Bank, which merged according to the Plan of Conversion to acquire common stock of Willow Grove Bancorp, Inc., a federal corporation (the "Mid-Tier Company"), were exchanged ("Exchange Ratio") at an exchange ratio of 2.28019 to 1. Additionally, the Company received gross proceeds in the amount of $64.1 million from the issuance of 6,414,125 shares of its common stock on April 3, 2002. Those shares were sold at $10.00 per share and 4,869,375 shares were issued in exchange for shares of the former company. The additional shares issued will be included in the calculation of earnings per share in subsequent periods.


     RESULTS OF OPERATIONS

     GENERAL. The Company reported net income of $1.4 million and $3.8 million for the three-month and nine-month periods ended March 31, 2002, respectively. This compared to net losses of $508,000 and $656,000 for the three-month and nine-month periods ended March 31, 2001, respectively. The Company reported net interest income of $5.7 million for the three months ended March 31, 2002. This compared to net interest income of $4.9 million for the three months ended March 31, 2001. Net interest income for the nine months ended March 31, 2002 was $16.7 million compared to a net interest income of $14.9 million for the comparable nine months ended March 31, 2001. The Company's net interest margin increased 21 basis points to 3.61% for the three months ended March 31, 2002 from 3.40% for the three months ended March 31, 2001. The net interest margin increased seven basis points to 3.54% for the nine months ended March 31, 2002 from 3.47% for the nine months ended March 31, 2001. The return on average assets for the three-month and nine-month periods ended March 31, 2002 and 2001 are 0.82%, 0.80% and (0.34%), (0.15%), respectively. The return on average equity for the same periods are 8.55%, 8.19% and (3.33%), (1.37%), respectively.

     NET INTEREST INCOME. Net interest income is determined by our interest rate spread (i.e. the difference between the yields on interest-earning assets and the rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

     Net interest income for the three-month and nine-month periods ended March 31, 2002 was $5.7 million and $16.7 million, respectively. This compares favorably to $4.9 million and $14.9 million in net interest income for the respective prior year periods. For the three-month and nine-month periods ended March 31, 2002, net interest income grew $814,000 or 16.5% and $1.8 million or 11.9%, respectively, over the prior comparable three-month and nine-month periods. These increases were primarily a result of the combination of increased balances on average interest-earning assets and a reduction in interest rates paid on average interest-bearing liabilities which more than offset a reduction in average interest rates earned on interest-earning assets. For the three-month and nine-month periods ended March 31, 2002 the Company's interest rate spread increased 48 basis points and 26 basis points to 3.01% and 2.88%, respectively, compared to 2.53% and 2.62% for the respective three-month and nine-month periods ending March 31, 2001.

     Average interest-earning assets increased $57.5 million and $55.9 million, or 9.8% and 9.8%, respectively, for the three-month and nine-month periods ended March 31, 2002 compared to the respective prior year periods. Average interest-bearing liabilities for the three-month and nine-month periods ended March 31, 2002 increased on average $52.2 million and $54.2 million, or 10.8% and 11.5%, respectively, over the comparable prior periods. The ratio of average interest-earning assets to average interest-bearing liabilities declined to 119.75% and 119.53%, respectively, for the three-month and nine-month periods ended March 31, 2002 compared to an average 120.80% and 121.42%, respectively, for the corresponding three-month and nine-month periods ended March 31, 2001. The Company's net interest margin increased twenty-one basis points to 3.61% for the three months ended March 31, 2002 from 3.40% for the three months ended March 31, 2001. The company's net interest margin increased seven basis points to 3.54% for the nine months ended March 31, 2002 from 3.47% for the nine months ended March 31, 2001.The increase in net interest margin was a result of the increase in net interest income more than offsetting a decline in the ratio of average interest-earning assets to average interest-bearing liabilities.

     The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month and nine-month periods ended March 31, 2002 and 2001. The Company maintained average balances of tax-exempt securities of $8.4 million and $2.9 million for the three-month periods ending March 31, 2002 and 2001, respectively, for which the tax-exempt yield has been adjusted to a taxable equivalent yield. Loans receivable include non-accrual loans.

                                                                 For The Three Months Ended
                                       ------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)                             March 31, 2002                            March 31, 2001
-------------------------------------- ---------------------------------------   ------------------------------------
                                         Average                    Average        Average                 Average
                                         Balance       Interest    Yield/Cost      Balance     Interest   Yield/cost
                                       -----------   ------------ ------------   -----------  ---------- ------------
 Interest-earning assets:
 Loans receivable:
   Mortgage loans                       $  405,042    $  7,820        7.79  %     $  419,333   $  8,375      8.05  %
   Consumer loans                           10,368         125        4.89             9,566        161      6.83
   Commercial business loans                20,191         361        7.25            26,885        483      7.29
                                        ----------    --------                    ----------   --------
 Total loans                               435,601       8,306        7.69           455,784      9,019      8.03
 Securities - taxable                      155,578       2,087        5.44           116,642      1,924      6.69
 Securities - nontaxable - adjusted to a     8,379         153        7.33             2,900         49      6.78
   taxable equivalent yield
 Other interest-earning assets              44,699         156        1.42            11,434         75      2.66
                                        ----------    --------                    ----------   --------
 Total interest-earning assets             644,257      10,702        6.71           586,760     11,067      7.65
 Non-interest-earning assets                15,939                                    14,070
                                        ----------                                ----------
 Total assets                           $  660,196                                $  600,830
                                        ==========                                ==========

 Interest-bearing liabilities:
 Deposits:
   NOW and money market accounts        $   91,509    $    340        1.51  %     $   62,445   $    371      2.41  %
   Savings accounts                         67,793         264        1.58            53,138        270      2.06
   Certificates of deposit                 306,342       3,340        4.42           302,397      4,496      6.03
                                        ----------    --------                    ----------   --------
 Total deposits                            465,644       3,944        3.44           417,980      5,137      4.98
 Total borrowings                           69,499         965        5.63            64,453        986      6.20
 Total escrows                               2,837           4        0.57             3,301          5      0.61
                                        ----------    --------                    ----------   --------
 Total interest-bearing liabilities        537,980       4,913        3.70           485,734      6,128      5.12
 Non-interest-bearing liabilities           58,649                                    52,672
                                        ----------                                ----------
 Total liabilities                         596,629                                   538,406
 Total equity                               63,567                                    62,424
                                        ----------                                ----------
 Total liabilities and equity           $  660,196                                $  600,830
                                        ==========                                ==========

 Net interest-earning assets            $ 106,277                                 $  101,026
                                        ==========                                ==========
 Net interest income                                  $  5,789                                  $ 4,939
                                                      ========                                 ========
 Net interest rate spread                                             3.01%                                  2.53%
                                                                      ====                                   ====
 Net interest margin                                                  3.61%                                  3.40%
                                                                      ====                                   ====
 Ratio of average interest-earning assets
   to average interest-bearing liabilities                          119.75%                                120.80%
                                                                    ======                                 ======

                                                                 For The Nine Months Ended
                                       ------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)                             March 31, 2002                            March 31, 2001
 ------------------------------------- ---------------------------------------   ------------------------------------
                                         Average                    Average        Average                 Average
                                         Balance       Interest    Yield/Cost      Balance     Interest   Yield/cost
                                       -----------   ------------ ------------   -----------  ---------- ------------
 Interest-earning assets:
 Loans receivable:
   Mortgage loans                      $  424,001     $   24,904      7.83  %     $ 413,289    $ 24,940      8.04  %
   Consumer loans                          10,106            397      5.23            8,861         460      6.92
   Commercial business loans               20,289          1,180      7.75           25,656       1,661      8.62
                                       ----------     ----------                  ---------    --------
 Total loans                              454,396         26,481      7.77          447,806      27,061      8.05
 Securities - taxable                     140,341          6,123      5.81          112,282       5,703      6.77
 Securities - nontaxable - adjusted         6,024            321      7.10            2,699         138      6.81
   to a taxable equivalent yield
 Other interest-earning assets             27,701            365      1.76            9,778         190      2.59
                                       ----------     ----------                  ---------    --------
 Total interest-earning assets            628,462         33,290      7.06          572,565      33,092      7.74
 Non-interest-earning assets               15,662                                    13,420
                                       ----------                                 ---------
 Total assets                          $  644,124                                 $ 585,985
                                       ==========                                 =========

 Interest-bearing liabilities:
 Deposits:
   NOW and money market accounts       $   78,292     $    1,002      1.70  %     $  60,759    $  1,098      2.41  %
   Savings accounts                        63,254            898      1.89           52,441         811      2.06
   Certificates of deposit                315,269         11,705      4.95          295,482      13,290      5.99
                                       ----------     ----------                  ---------    --------
 Total deposits                           456,815         13,605      3.97          408,682      15,199      4.95
 Total borrowings                          66,377          2,868      5.76           59,810       2,915      6.49
 Total escrows                              2,582             11      0.57            3,064          14      0.61
                                       ----------     ----------                  ---------    --------
 Total interest-bearing liabilities       525,774         16,484      4.18          471,556      18,128      5.12
 Non-interest-bearing liabilities          55,705                                    50,588
                                       ----------                                 ---------
 Total liabilities                        581,479                                   522,144
 Total equity                              62,645                                    63,841
                                       ----------                                 ---------
 Total liabilities and equity          $  644,124                                 $ 585,985
                                       ==========                                 =========

 Net interest-earning assets           $  102,688                                 $ 101,009
                                       ==========                                 =========
 Net interest income                                  $   16,806                               $ 14,964
                                                      ==========                               ========
 Net interest rate spread                                             2.88%                                  2.62%
                                                                      ====                                   ====
 Net interest margin                                                  3.54%                                  3.47%
                                                                      ====                                   ====
 Ratio of average interest-earning assets                           119.53%                                121.42%
                                                                    ======                                 ======
   to average interest-bearing liabilities

     INTEREST INCOME. Interest income on loans decreased $713,000, or 7.9% for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. Interest income on loans decreased $580,000, or 2.1% for the nine-month period ended March 31, 2002 compared to the nine-month period ended March 31, 2001. The overall decrease in average balance of loans combined with an overall decrease in average rates earned for the three-month and nine-month periods ended March 31, 2002 accounted for the decline in interest income compared to the similar prior year periods. Interest income on securities increased $267,000 or 13.5% on a tax equivalent basis for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. Interest income on securities increased $603,000, or 10.3% on a tax equivalent basis for the nine-month period ended March 31, 2002 compared to the nine-month period ended March 31, 2001. Overall increases in the average balance of securities more than offset the overall decrease in average rates earned for the three-month and nine-month periods ended March 31, 2002 compared to the three-month and nine-month periods ended March 31, 2001.

     INTEREST EXPENSE. Interest expense on deposit accounts decreased $1.2 million and $1.6 million, or 23.2% and 10.5%, respectively, for the three-month and nine-month periods ended March 31, 2002 compared to the similar prior year periods. The increase in average balances on deposits was more than offset by the decrease in average rates on deposits and were primarily responsible for the overall decreases in interest expense. Similarly, interest expense on borrowings decreased $21,000 and $47,000, or 2.1% and 1.6% respectively, for the three-month and nine-month periods ended March 31, 2002 compared to the similar prior year periods. The increase in average balances on borrowings was more than offset by the decrease in average borrowing rates and was primarily responsible for the overall decrease in interest expense.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses for the three months and nine months ended March 31, 2002 was $100,000 and $1.1 million, respectively. This compares to $2.7 million and $7.2 million, respectively, for the corresponding prior year periods. The Company's allowance for loan losses as a percentage of its loan portfolio increased to 1.06% at March 31, 2002 compared to 0.94% at June 30, 2001. During the nine months ended March 31, 2002, the Company charged-off the remaining carrying value of $546,000 with respect to one commercial business loan as the result of a new appraisal received with respect to the real property securing this loan. The new appraisal, which was received in anticipation of a sale of the property by the trustee in bankruptcy, indicated that, due to current economic conditions as well as an expected prolonged bankruptcy proceeding, the property's value had declined significantly from the prior appraisal obtained by the Company in 1999. Additionally, the Company also charged-off the remaining carrying value of $112,000 of another commercial business loan to a local construction company. Such charge-offs were partially offset by a $44,000 recovery on a previously charged-off commercial business loan The provisions for loan losses are based primarily upon the Company's regular review of credit quality and is based upon, but not limited to, the following factors: an evaluation of the portfolio, loss experience, current economic conditions, volume, growth and composition of the portfolio. Management believes, to the best of its knowledge, that the Company's allowance represents all known and inherent losses in the portfolio that are both probable and reasonably estimable at March 31, 2002, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company's non-performing loans in the remainder of the Company's loan portfolio.

     NON-INTEREST INCOME. Non-interest income increased $11,000, or 2.0% to $561,000 for the three-month period ended March 31, 2002 compared to $550,000 for the similar prior year period. Non-interest income increased $542,000, or 35.8% to $2.1 million for the nine-month period ended March 31, 2002 compared to $1.5 million for the similar prior year period. For the three-month period ended March 31, 2002 the increase was specifically related to increased service charges and fees. For the nine months ended March 31, 2002 the increase was primarily a result of the Company's taking advantage of the market opportunities to realize gains upon the sale of loans held for sale and securities available for sale as well as increases in general charges and fees.

     NON-INTEREST EXPENSE. Non-interest expense increased $649,000 or 18.3% to $4.2 million for the three-month period ended March 31, 2002 compared to $3.6 million for the three-month period ended March 31, 2001. Non-interest expense increased $1.6 million, or 15.7% to $11.9 million for the nine-month period ended March 31, 2002 compared to $10.3 million for the nine-month period ended March 31, 2001. Compensation and employee benefits expense increased $409,000 and $836,000, or 19.7% and 13.7%, respectively for the three-month and nine-month periods ended March 31, 2002 compared to the similar period in the prior year. These increases were primarily a result of general increases in compensation and benefits including increased ESOP expense due to stock price appreciation, and costs associated with the operation of our twelfth banking office in May 2001 in Southampton, Bucks County, as well as current expenses resulting from the recent opening of our thirteenth banking office located in Holland, Bucks County on April 22, 2002. Occupancy costs increased $33,000 and $107,000, or 11.6% and 12.9%, respectively for the three-month and nine-month periods ended March 31, 2002 compared to the similar period in the prior year. These increases were primarily a result of costs associated with the opening of our twelfth banking office, expenses resulting from the recent opening of our thirteenth banking office combined with a reduction on depreciable life to three years from four years with respect to technology related assets. Additionally, other increased costs included corporate advertising partially related to the implementation of our Online Banking product and increased deposit account service expenses primarily as a result of an increase in core deposit accounts.

     INCOME TAX EXPENSE. The provision for income taxes for the three-month and nine-month periods ended March 31, 2002 was $640,000 and $1.9 million, respectively. This compared to a tax benefit of $312,000 and $436,000 for the similar prior year three-month and nine-month periods. The increase in provision for taxes for the three-month and nine-month periods ended March 31, 2002 primarily related to an increase in pre-tax income. The effective tax rate for the three-month and nine-month periods ended March 31, 2002 was 32.9%.

CHANGES IN FINANCIAL CONDITION

     GENERAL. Total assets of the Company increased by $116.8 million, or 18.7% to $742.0 million at March 31, 2002 compared to $625.1 million at June 30, 2001. The increase in assets resulted from cash increasing $87.4 million primarily as a result of $78.4 million of subscriptions received in the recently completed stock offering, accelerated prepayments on loans, mortgage-backed securities and continued deposit growth. Net loans declined $33.7 million, or 7.4% from $454.2 million to $420.5 million due primarily to a decrease in the single-family residential mortgage loan portfolio. Specifically, commercial real estate and multi-family real estate loans increased $1.3 million or 1.0%, home equity loans decreased $1.9 million or 2.5% and other consumer loans increased $600,000 or 6.2% while single-family residential decreased $31.0 million or 15.6%, construction loans decreased and commercial business loans increased by $2.8 million or 10.0%, and $363,000 or 1.8%, respectively, in the nine months ended March 31, 2002. Total liabilities amounted to $678.9 million at March 31, 2002, an increase of 20.2% from June 30, 2001. Deposits increased $26.6 million or 5.4% to $523.6 million, with core deposits increasing $35.7 million or 20.3%, while borrowings increased $11.1 million or 18.6% from June 30, 2001. Total stockholders' equity increased $2.7 million to $63.0 million at March 31, 2002. The change in stockholders' equity was primarily the result of net income which was partially offset by an increase in accumulated other comprehensive loss for the nine months ended March 31, 2002.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents amounted to $109.7 million and $22.2 million at March 31, 2002 and June 30, 2001, respectively. Cash and cash equivalents increased during the period as a result of increased cash flows from loans and mortgage-backed securities and increased deposit balances. Cash and cash equivalents includes $78.4 million from subscription orders received in the Company's recently completed stock offering of which $21.4 million was returned to subscribers subsequent to April 3, 2002.

     ASSETS AVAILABLE OR HELD-FOR-SALE. At March 31, 2002, securities classified AFS and loans classified held-for-sale amounted to $182.5 million and $2.4 million, respectively. This compares to $130.4 million in available-for-sale securities and $2.6 million in held-for-sale loans at June 30, 2001. The increase of $52.1 million, or 40.0%, in available-for-sale securities was part of the Company's investment strategies to increase profitability. At March 31, 2002, the Company had unrealized losses on available for sale securities of $1.2 million net of unrealized gains, compared to unrealized losses on available for sale securities of $48,000 at June 30, 2001. The increase in unrealized losses is a result of an increase in the general level of interest rates. The decrease in held-for-sale loans at March 31, 2002 of $229,000 or 8.7 % represents a decline in secondary market for residential mortgage loans with the recent rise in interest rates.

     LOANS. The net loan portfolio of the Company declined $33.7 million, or 7.4% from $454.2 million at June 30, 2001 to $420.5 million at March 31, 2002. The decrease in the Company's net loan portfolio was due, in part, to a decrease in the single-family residential mortgage loan portfolio.

     During the nine-months ended March 31, 2002, the Company's commercial real estate and multi-family real estate loans increased $1.3 million or 1.0%, home equity loans decreased $1.9 million or 2.5% and other consumer loans increased $600,000 or 6.2% while single-family residential decreased $31.0 million or 15.6% , construction loans decreased $2.8 million or 10.0% and commercial business loans increased by $363,000 or 1.8% . Generally, changes in the mix of the Bank's loan portfolio reflect the Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans that generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and other consumer loans all generally are deemed to have increased credit risk characteristics in comparison to single-family residential mortgage loans.

     The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.


 (DOLLARS IN THOUSANDS)                                       At March 31, 2002     At December 31, 2001    At June 30, 2001
------------------------                                      -----------------     --------------------    ----------------
 Accruing loans past due 90 days or more:
   Real estate                                                    $    303                $    226               $    42
   Commercial business loans                                           203                       -                     -
   Other                                                                 -                       -                    49
                                                                  --------                --------               -------
 Total                                                                 506                     226                    91
                                                                  --------                --------               -------
 Non-accrual loans:
   Mortgage loans
     Single-family residential                                       2,027                   1,669                 1,485
     Commercial real estate and multi-family residential               723                     723                   675
     Construction                                                        -                       -                     -
     Home Equity                                                       178                     360                   278
   Consumer loans                                                       13                      30                   151
   Commercial business loans                                            93                      93                   966
                                                                  --------                --------               -------
 Total                                                               3,034                   2,875                 3,555
                                                                  --------                --------               -------

 Performing troubled debt restructurings                             1,519                   1,696                 1,535
                                                                  --------                --------               -------
 Total non-performing loans                                          5,059                   4,797                 5,181
 Other real estate owned, net                                          223                      19                     -
                                                                  --------                --------               -------
 Total non-performing assets                                      $  5,282                $  4,816               $ 5,181
                                                                  ========                ========               =======
 Non-performing loans to total loans, net of deferred fees            1.19%                   1.08%                 1.13%
 Non-performing assets to total assets                                0.71%                   0.75%                 0.83%

     Total non-performing assets increased $101,000, or 1.9%, to $5.3 million at March 31, 2002 compared to $5.2 million June 30, 2001. The increase was primarily related to an increase in non-performing single-family real estate partially offset by decreases in commercial business loans.

     INTANGIBLE ASSETS. Intangible assets include a core deposit and an intangible and an unidentified intangible asset, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition. The core deposit intangible and unidentified intangible asset are being amortized to expense over an accelerated twelve-year life and straight-line ten-year life, respectively. The carrying amount of intangible assets at March 31, 2002 and at June 30, 2001 was $1.1 million and $1.3 million, respectively, and was net of amortization of $3.0 million and $2.8 million, respectively.

     DEPOSITS. The Company's total deposits increased by $26.6 million, or 5.4% to $523.6 million at March 31, 2002 compared to $497.0 million at June 30, 2001. This increase occurred despite the Company being located in a highly competitive market for deposits. Savings accounts increased $12.1 million or 20.7%, checking and money market accounts increased $23.6 million or 20.1% and certificates of deposit decreased $9.1 million or 286%. The Company intends to continue its marketing efforts promoting core deposits in its effort to help fund asset growth.

     FEDERAL HOME LOAN BANK ADVANCES. The Company utilizes advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") primarily as an additional source of funds to meet loan demand. FHLB advances increased $11.1 million or 18.6% to $71.0 million at March 31, 2002 compared to $59.9 million at June 30, 2001. The Company also uses FHLB advances to fund certain investment strategies approved by our Board of Directors.

     EQUITY. Total stockholders' equity of the Company amounted to $63.0 million, or 8.5% of assets at March 31, 2002 compared to $60.4 million or 9.7% of total assets at June 30, 2001, an increase of $2.7 million, or 4.3%. Changes in stockholders' equity reflect year-to-date net income of $3.8 million, as well as an increase of $793,000 in accumulated other comprehensive loss, primarily as a result of the decrease in the value of the available-for-sale portfolio. Total stockholders' equity of the Company included net unrealized gains (losses), net of taxes, of ($822,000) and ($29,000) on available-for-sale securities at March 31, 2002 and June 30, 2001, respectively. The Company paid cash dividends of $0.13, $0.13 and $0.12 per share during the quarter ended March 31, 2002, December 31, 2001 and September 30, 2001, respectively. These regular dividends totaled $750,000. No shares were repurchased during the nine-month period ended March 31, 2002. The Company received gross proceeds in the amount of $64.1 million from the issuance of 6,414,125 shares of its common stock on April 3, 2002. Those shares were sold at $10.00 per share and 4,869,375 shares were issued in exchange for shares of the former company.


     LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Company's primary sources of funds are deposits, amortizations, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. The Company also utilizes borrowings, generally in the form of FHLB advances, as a source of funds. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in short-term interest-earning assets which provide liquidity to meet lending requirements.

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At March 31, 2002, the total approved investment and loan origination commitments outstanding amounted to $18.9 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2002 totaled $224.1 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company has the ability to utilize borrowings, typically in the form of FHLB advances as an additional source of funds. The maximum borrowing capacity available to the Company from the Federal Home Loan Bank was $363.4 million as of December 31, 2001, based on qualifying collateral. The Company is required to maintain sufficient liquidity to ensure its safe and sound operation. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

CAPITAL

     At March 31, 2002, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:


                                                                                              Required to Be Well
                                                                                               Capitalized under
                                                                  Required for Capital         Prompt Corrective
                                         Actual Capital             Adequacy Purposes           Action Provision
                                     ----------------------      ----------------------      ----------------------
 (DOLLARS IN THOUSANDS)                Amount       Ratio          Amount       Ratio          Amount       Ratio
---------------------------------    ----------   ---------      ----------   ---------      ----------   ---------

 AS OF MARCH 31, 2002
---------------------------------
 Tangible capital                     $ 54,787        7.4%        $ 11,115        1.5%         $ 1,096        2.0%
 (to tangible assets)
 Core capital                           54,787        7.4%          29,629        4.0%          37,036        5.0%
 (to adjusted tangible assets)
 Tier I capital                         54,787       14.2%             N/A         N/A          23,236        6.0%
 (to risk-weighted assets)
 Risk-based capital                     59,302       15.3%          30,982        8.0%          38,727       10.0%
 (to risk-weighted assets)

 AS OF JUNE 30, 2001
---------------------------------
 Tangible capital                     $ 51,428        8.3%         $ 9,370        1.5%        $ 12,495        2.0%
 (to tangible assets)
 Core capital                           51,428        8.3%          24,938        4.0%          31,172        5.0%
 (to adjusted tangible assets)
 Tier I capital                         51,428       13.8%             N/A         N/A          22,305        6.0%
 (to risk-weighted assets)
 Risk-based capital                     55,741       15.0%          29,740        8.0%          37,175       10.0%
 (to risk-weighted assets)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     For the discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value o the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to stockholders for the year ended June 30, 2001. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company's portfolio equity. Management closely monitors interest rate risk and takes appropriate short-term actions to maintain this risk at acceptable levels while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets. Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company's asset and liability position since June 30, 2001.

PART II.  OTHER INFORMATION

ITEM I.       LEGAL PROCEEDINGS

              Not applicable.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              (a)  Not applicable.

              (b)  Not applicable.

              (c)  Not applicable.

              (d)  Use of Proceeds

                   (1)    The effective date of the Form S-1 was February 11,
                            2002; and the Commission file number was 333-75106
                   (2)    The offering commenced on February 21, 2002.
                   (3)    Not applicable.
                          (i)    The offering was completed and the shares were
                                   sold on April 3, 2002.
                          (ii)   Keefe, Bruyette & Woods, Inc. assisted the
                                   Company in the offering as financial advisor marketing agent.
                          (iii)  Shares of the Company's common stock, par value
                                   $.01 per share was registered;
                          (iv) Amount registered - 11,776,455 shares; Aggregate price of offering amount registered -
                                   $117,764,550;
                                 Amount sold - 6,414,125 shares; and
                                 Aggregate offering price of stock sold -
                                   $64,151,250;
                                 In addition, 4,869,375 shares were exchanged
                                   for shares of the Mid-Tier Holding Company;
                          (v)    Expenses of the offering which were direct or
                                   indirect payments to others;
                                 Actual expense paid to and for Keefe, Bruyette
                                   & Woods, Inc. $725,916;
                                 Estimated other expenses - $1,174,084; and Estimated total expenses - $1,900,000;
                          (vi)   Estimated net offering proceeds - $62,241,250;
                          (vii)  Direct or indirect payments to others;
                                 Purchase outstanding stock of subsidiary bank
                                   $31,120,625;
                                 Intercompany loan to subsidiary bank
                                   $30,000,000; and
                                 Working capital $1,120,625
                          (viii) Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

              a. A special meeting of stockholders of the Mid-Tier Holding Company was held on March 26, 2002 ("Special Meeting").

              b.   Not applicable.

              c. There were 4,945,487 shares of common stock of the Mid-tier Holding Company eligible to be voted at the Special Meeting and 4,544,518 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Special Meeting and the vote for each proposal were as follows:

                     1. Approve and adopt the Plan of Conversion and Agreement and Plan of Reorganization

                                  FOR             AGAINST           WITHHELD
                              -----------         -------           --------
                              4,115,739           424,853            142,276

              d.   Not applicable.

ITEM 5.       OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits (filed herewith unless otherwise noted)

         Exhibit No.    Description
         -----------    -----------
         2.1            Plan of Conversion and Agreement and Plan of
                        Reorganization*
         3.1            Articles of Incorporation of Willow Grove Bancorp, Inc.*
         3.2            Bylaws of Willow Grove Bancorp, Inc.*
         4.0            Form of Stock Certificate of Willow Grove Bancorp, Inc.*
         10.1           Form of Employment Agreement entered into between Willow
                        Grove Bank and Frederick A. Marcell Jr.***
         10.2           Form of Employment Agreement entered into between Willow
                        Grove Bank and each of Christopher E. Bell,
                        Thomas M. Fewer and John T. Powers***
         10.3           Supplemental Executive Retirement Agreement***
         10.4           Non-Employee Director's Retirement Plan***
         10.5           1999 Stock Option Plan****
         10.6           1999 Recognition and Retention Plan and Trust
                        Agreement****
         10.7           Incentive Compensation Plan *****

------------

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

**** Incorporated by reference form the Proxy Statement on Schedule 14A as filed by Willow Grove Bancorp, Inc. on June 23, 1999 (File No. 000-25191).

***** Incorporated by reference from the Annual Report on Form 10-K for the year ended June 30, 2001 filed by Willow Grove Bancorp, Inc.

(b)      Reports on Form 8-K:

         A Current Report on Form 8-K was filed by the Company on January 28, 2002 with respect to the Company's press release announcing earnings results for the period ended December 31, 2001, declaration of a dividend and application for a banking office.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WILLOW GROVE BANCORP, INC.



Date: May 15, 2002                    By:  /s/ Frederick A. Marcell Jr.
                                           -------------------------------------
                                           Frederick A. Marcell Jr.
                                           President and Chief Executive Officer




Date: May 15, 2002                    By:  /s/ Christopher E. Bell
                                           -------------------------------------
                                           Christopher E. Bell
                                           Chief Financial Officer