Form 10-K
period 2002-06-30
WILLOW GROVE BANCORP INC/NEW
filed 2002-10-10
CIK 1163428

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended  June 30, 2002
                                 --------------

- or -

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.
       For the transition period from                    to
                                      ------------------    -------------------

                         Commission File Number: 0-49706

                           Willow Grove Bancorp, Inc.
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

          PENNSYLVANIA                                           80-0034942
---------------------------------                          ---------------------
(State or other jurisdiction of                                (IRS Employee
  incorporation or organization)                            Identification No.)

                           WELSH AND NORRISTOWN ROADS
                         MAPLE GLEN, PENNSYLVANIA 19002
                         ------------------------------
                    (Address of Principal Executive Offices)

      Registrant's telephone number: (including area code)    (215) 646-5405
                                                              --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock (Par Value $0.01 Per Share)
                    ----------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 20, 2002 was $122,074,480. (10,122,262 shares at $12.06 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of September 20, 2002 there were 11,285,566 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
1. Portions of the Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (portions of Part II and Part III)

                                     PART I

      THIS FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION BASED UPON OUR BELIEFS AS WELL AS ASSUMPTIONS WE HAVE MADE. IN ADDITION, TO THOSE AND OTHER PORTIONS OF THIS DOCUMENT, THE WORDS "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT," "INTEND," "SHOULD," AND SIMILAR EXPRESSIONS, OR THE NEGATIVE THEREOF, AS THEY RELATE TO US ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT OUR CURRENT VIEW WITH RESPECT TO FUTURE LOOKING EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. FACTORS THAT COULD CAUSE FUTURE RESULTS TO VARY FROM CURRENT MANAGEMENT EXPECTATIONS INCLUDE, BUT ARE NOT LIMITED TO, GENERAL ECONOMIC CONDITIONS, LEGISLATIVE AND REGULATORY CHANGES, HOSTILITIES INVOLVING THE UNITED STATES, MONETARY AND FISCAL POLICIES OF THE FEDERAL GOVERNMENT, CHANGES IN TAX POLICIES, RATES AND REGULATIONS OF FEDERAL, STATE AND LOCAL TAX AUTHORITIES, CHANGES IN INTEREST RATES, DEPOSIT FLOWS, THE COST OF FUNDS, DEMAND FOR LOAN PRODUCTS, DEMAND FOR FINANCIAL SERVICES, COMPETITION, CHANGES IN THE QUALITY OR COMPOSITION OF THE COMPANY'S LOAN AND INVESTMENT PORTFOLIOS, CHANGES IN ACCOUNTING PRINCIPLES, POLICIES OR GUIDELINES, AND OTHER ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING OUR OPERATIONS, MARKETS, PRODUCTS, SERVICES AND FEES. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. WE DO NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

ITEM 1. BUSINESS

GENERAL. Willow Grove Bancorp, Inc. (the "Company"), a Pennsylvania corporation, was formed to facilitate the reorganization of Willow Grove Bank (the "Bank") from the two-tier mutual holding company form to the stock holding company form of organization. The reorganization was completed on April 3, 2002. The Company issued 6,414,125 shares of common stock in a subscription offering and issued 4,869,375 shares of common stock in exchange for the stock held by the shareholders of the former Willow Grove Bancorp, Inc., the federally chartered stock-form mid-tier holding company. The Bank, which is now a wholly-owned subsidiary of the Company, was originally organized in 1909. In December 1998, the Bank was reorganized from a federally chartered mutual savings bank into a federally chartered stock savings bank in the mutual holding company form of ownership with a "mid-tier" holding company. The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. At the present time, the business of the Company is primarily the business of the Bank. In September 2000, Willow Grove Investment Corporation ("WGIC"), a Delaware corporation was formed as a wholly owned subsidiary of the Bank to hold and manage certain securities investments of the Bank.

      References in this document to "we," "our" or "us" refer to Willow Grove Bancorp, Inc. together with its subsidiary, Willow Grove Bank, unless the context otherwise requires.

      In recent years, we have concentrated our business plan on the following primary goals - changing operations to a full-service community bank, continuing steady growth and maintaining a high level of asset quality. We intend to continue our growth through internal means, and to the extent opportunities are available and deemed prudent by management, through acquisitions of other institutions. We believe our business plan will continue to enhance shareholder value.

      Our principal sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and funds borrowed from outside sources such as the Federal Home Loan Bank ("FHLB") of Pittsburgh. These funds are primarily used for the origination of various loan types including, single-family residential, commercial real estate and multi-family residential mortgage loans, construction real estate loans, home equity loans, consumer loans and commercial business loans. Our major source of income is the interest payments received on our loan and securities portfolios, while our major expense is interest paid on deposit accounts.

      The Office of Thrift Supervision ("OTS") is the Bank's chartering authority and primary regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator for the Savings Association Insurance Fund ("SAIF"). The Bank is also subject to reserve requirements established by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"), and we are a member of the FHLB of Pittsburgh, one of the regional banks comprising the FHLB System.

      Our executive offices are located at Welsh and Norristown Roads, Maple Glen, Pennsylvania, and our telephone number is (215) 646-5405. The office for Willow Grove Investment Corporation is 1105 Market Street, Suite 1300, Wilmington, Delaware.

SECOND STEP CONVERSION

      On April 3, 2002 Willow Grove Bank completed its reorganization from the two-tier mutual holding company form of organization to the stock form of organization (the "April 2002 Reorganization"). The former Willow Grove Bancorp, Inc. was a federally chartered mid-tier mutual holding company with approximately 56.9% of its stock being held by Willow Grove Mutual Holding Company and the remaining 43.1% being held by public shareholders. As part of the April 2002 Reorganization, the former Willow Grove Bancorp, Inc., the federal corporation, was merged into Willow Grove Bank and the current Willow Grove Bancorp Inc., a Pennsylvania corporation, was incorporated by the Bank for the purpose of becoming the holding company for the Bank. Willow Grove Bancorp, Inc., the new Pennsylvania corporation, through a public subscription offering, sold 6,414,125 shares of stock at $10.00 per share and issued 4,869,375 to the stockholders of Willow Grove Bancorp, Inc., the former federal corporation, which represented an exchange of 2.28019 shares of its stock for each share of the former company. Willow Grove Bank is now the wholly-owned subsidiary of Willow Grove Bancorp, Inc., the Pennsylvania corporation. All per share data and information prior to April 3, 2002 refers to the former Willow Grove Bancorp, Inc., the federal corporation and has been restated to reflect the effect of the increased shares resulting from the share issuance and exchange resulting from the April 2002 Reorganization. For an interim period of time after the completion of the April 2002 Reorganization, our stock traded under the symbol "WGBCD", for all other periods the stock of both the former federal corporation and the current Pennsylvania corporation traded under the symbol "WGBC".

MARKET AREA AND COMPETITION

      Our main office is in Montgomery County, Pennsylvania, approximately 20 miles north of downtown Philadelphia. The primary market areas that we serve are: Montgomery County, Bucks County and the northeast section of Philadelphia that borders these counties. To a lesser extent, we provide services to areas of Chester and Delaware counties, the remainder of the City of Philadelphia, and central and southern New Jersey.
      Most of our direct competition for attracting deposits and originating loans has historically come from savings associations, other savings banks, commercial banks and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds, and other non-financial institutions such as securities brokerage firms and insurance companies. Locally, we estimate that we compete with approximately 46 other financial institutions and 55 offices of securities brokers in our market service area.

LENDING ACTIVITIES

      GENERAL. At June 30, 2002 our net loan portfolio totaled $443.9 million or 58.42% of our total assets. Historically, our primary emphasis has been the origination of loans secured by first liens on single-family (one-to four-units) residences. In recent years, we have changed the focus of our lending to place more emphasis on home equity loans, construction, commercial real estate and multi-family residential loans and commercial business loans. At June 30, 2002, commercial real estate and multi-family residential loans amounted to $134.3 million, or 29.90% of our total loan portfolio. As of that date, construction loans were $29.3 million or 6.52% of our loan portfolio; commercial business loans totaled $19.1 million or 4.24% of the total loan portfolio. Loans secured by liens on single-family residential properties include first mortgage loans totaling $181.5 million, or 40.40% of the loan portfolio, and $75.0 million of home equity loans and lines of credit, which accounted for 16.70% of the loan portfolio at June 30, 2002.

      The types of loans that we originate are subject to federal and state laws and regulations. Interest rates and fees charged on these loans are affected primarily by the demand for loans by borrowers and the supply of funds available for lending purposes and rates and fees charged by our competitors. Local, national, and international economic conditions and their effect on the monetary policies of the Federal Reserve Board, legislative and tax policies, and budgetary matters of local, state, and federal governmental bodies affect the supply of funds available and the demand for loans.

      LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the loan portfolio at the dates indicated. This data does not include single family loans classified as held for sale which amounted to $1.6 million, $2.6 million, $35.8 million, zero and $12.1 million at June 30, 2002, 2001, 2000, 1999, and 1998, respectively.

                                       June 30, 2002              June 30, 2001              June 30, 2000
                                  -----------------------    -----------------------    -----------------------
                                                Percent                    Percent                    Percent
                                    Amount      of total       Amount      of total      Amount       of total
                                  ---------    ----------    ---------     ---------    ---------    ----------
                                                             (DOLLARS IN THOUSANDS)

 Mortgage loans:
 Single-family                    $ 181,454     40.40   %    $ 198,310     43.17   %    $ 206,340     48.04   %
 Commercial real estate             134,294     29.90          128,613     28.00          102,513     23.86
     and multi-family
 Construction                        29,306      6.52           27,724      6.04           14,973      3.49
 Home equity                         75,016     16.70           75,060     16.34           72,217     16.81
                                  ---------    ------        ---------    ------        ---------    ------
 Total mortgage loans               420,070     93.52          429,707     93.55          396,043     92.20
 Consumer loans                      10,081      2.24            9,688      2.11            7,818      1.82
 Commercial business loans           19,067      4.24           19,925      4.34           25,683      5.98
                                  ---------    ------        ---------    ------        ---------    ------
 Total loans receivable             449,218    100.00   %      459,320    100.00   %      429,544    100.00   %
                                  =========    ======        =========    ======        =========    ======

 Allowance for loan losses           (4,626)                    (4,313)                    (3,905)
 Deferred loan fees                    (737)                      (808)                      (699)
                                  ---------                  ---------                  ---------
 Loans receivable, net            $ 443,855                  $ 454,199                  $ 424,940
                                  =========                  =========                  =========


                                       June 30, 1999              June 30, 1998
                                  -----------------------    -----------------------
                                                Percent                    Percent
                                    Amount      of total       Amount      of total
                                  ---------    ----------    ---------     ---------

Mortgage loans:
Single-family                     $ 231,498     61.16   %    $ 230,979     72.30   %
Commercial real estate               65,707     17.36           31,978     10.01
    and multi-family
Construction                          7,773      2.05            4,772      1.49
Home equity                          54,090     14.29           41,366     12.95
                                  ---------    ------        ---------    ------
Total mortgage loans                359,068     94.86          309,095     96.75
Consumer loans                        6,431      1.70            4,930      1.55
Commercial business loans            13,023      3.44            5,437      1.70
                                  ---------    ------        ---------    ------
Total loans receivable              378,522    100.00   %      319,462    100.00   %
                                  =========    ======        =========    ======

Allowance for loan losses            (3,138)                    (2,665)
Deferred loan fees                     (800)                    (1,092)
                                  ---------                  ---------
Loans receivable, net             $ 374,584                  $ 315,705
                                  =========                  =========

      CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the loan portfolio at June 30, 2002. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.


                                                      At June 30, 2002, the amount due within
                            ----------------------------------------------------------------------------------------
                                         more than    more than    more than     more than
                             1 year      1 year to    3 years to   5 years to   10 years to   more than
                             or less      3 years      5 years      10 years     20 years     20 years      total
                            --------     --------     --------      --------    ---------    ---------     ---------
                                                            (DOLLARS IN THOUSANDS)

 Mortgage loans:
 Single-family and          $    882     $  5,533     $ 11,942      $ 28,790    $  88,521    $ 120,802     $ 256,470
    home equity
 Commercial real               1,865        5,346        3,826        18,494       96,296        8,467       134,294
   estate and
   multi-family
 Construction                 16,484       10,560        1,900             -          362            -        29,306
                            --------     --------     --------      --------    ---------    ---------     ---------
 Total mortgage loans         19,231       21,439       17,668        47,284      185,179      129,269       420,070
 Consumer                      2,640        2,572        1,378         3,355           63           73        10,081
 Commercial business           7,016        3,290        2,811         4,608          573          769        19,067
                            --------     --------     --------      --------    ---------    ---------     ---------
 Total                      $ 28,887     $ 27,301     $ 21,857      $ 55,247    $ 185,815    $ 130,111     $ 449,218
                            ========     ========     ========      ========    =========    =========     =========

      Of the $420.3 million of loan principal repayments due after June 30, 2003, $286.5 million have fixed rates of interest and $133.8 million have adjustable rates of interest.

      LENDING ACTIVITY. Our lending activities are subject to underwriting standards and origination procedures which have been approved by our Board of Directors. We process, underwrite and originate single-family residential mortgage loans on both a retail and wholesale basis. We have developed a network of approximately 33 active residential mortgage brokers and mortgage bankers to support our wholesale production system. These correspondents identify, process and close loans on our behalf based upon rates and terms that we provide to them on a regular basis. Depending upon the various programs we have with the correspondents, loans will be classified as either purchased or originated. When the correspondent advances funds for the closing of a loan we have committed to purchase, it is classified as "purchased". When we provide the funds for the closing of the loan, it is classified as "originated". In either case, we may retain the loan in our portfolio or sell it (on either a servicing released or retained basis) in the secondary market. The correspondents forward completed loan applications for our review. Based upon our assessment of our demand for the type of loan, we will determine whether to reject the loan or acquire the loan for our portfolio or for sale into the secondary market. Retail production is supported through bank loan officers who obtain loan applications through our branch network and referrals from local builders, real estate brokers and financial consultants. Single-family residential mortgage loans generally are required to be underwritten in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines (this facilitates resale into the secondary market). We also acquire loans that do not conform to FHLMC/FNMA guidelines ("non-conforming" loans) for the portfolio. Non-conforming loans that we place in the portfolio include, but are not limited to, sub-prime, investor loans and non-FNMA "A" paper. Non-conforming loans are underwritten according to our alternative underwriting guidelines. We believe that our underwriting guidelines are consistent with industry standards. These non-conforming loans account for approximately 30% of our single-family loan portfolio.

      In addition to originating loans, the Bank periodically purchases participation interests in larger balance loans, typically multi-family and commercial real estate mortgage loans and construction loans from other financial institutions in our market area. These participations are reviewed for compliance with our underwriting standards before they are purchased.

      Our loan underwriting function is managed at our main office. All conforming loans are contractually underwritten by any one of five private mortgage insurance companies to ensure saleability in the secondary market. We require a current appraisal prepared by an independent appraiser on all new mortgage loans. We also require title insurance on all loans secured by real estate, except home equity loans under $100,000. Hazard insurance is required on all real estate loans. Flood insurance is also required for all loans secured by properties located in a designated flood area.

      Our loan policy authorizes certain officers to approve loans up to certain designated amounts, not exceeding $1,000,000 individually in the case of the President. Loans exceeding individual limits must be approved by: the Management Loan Committee consisting of the President, other executive officers, a credit manager and senior loan officers; the Director's Loan Committee, consisting of three outside directors and the President, or the full Board of Directors. The Director's Loan Committee and the full Board of Directors are also provided with summaries of new loan activity on a routine basis.

      As a federal savings bank, we are limited in the amount of loans we make to any one borrower. This amount is equal to 15% of the Bank's unimpaired capital and surplus (in our case, this amount would be approximately $13.1 million at June 30, 2002), although there are provisions that would allow us to lend an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. Our aggregate loans to any one borrower have been within these limits. At June 30, 2002, our three largest credit relationships with an individual borrower and related entities amounted to $7.6 million, $7.3 million and $7.1 million; all the loans included in these relationships were performing in accordance with their terms and conditions.

      The following table shows the activity in our loan portfolio during the periods indicated.


                                                                     Year ended June 30,
                                                                     -------------------
                                                               2002          2001         2000
                                                               ----          ----         ----
                                                                    (DOLLARS IN THOUSANDS)

Loans held at the beginning of the period      (1)          $ 459,320    $ 429,544    $ 378,522
Originated and purchased for portfolio:
  Mortgage loans
    Single-family                                              43,841       27,867       47,668
    Commercial real estate and multi-family                    23,341       30,591       44,841
    Construction                                               32,369       27,758       13,076
    Home equity                                                36,725       27,985       31,560
  Consumer loans                                               10,371        8,873        9,157
  Commercial business loans                                    11,057       21,675       19,403
                                                            ---------    ---------    ---------
Total originations and purchases for portfolio                157,704      144,749      165,705
Transfer of loans from portfolio to held for sale                   -            -      (35,992)
Amortization                                                 (166,852)    (107,525)     (78,606)
Charge-offs                                                      (954)      (7,448)         (85)
                                                            ---------    ---------    ---------
Net change in loans                                           (10,102)     29,776       51,022
                                                            ---------    ---------    ---------
Total loans held at the end of the period                   $ 449,218    $ 459,320    $ 429,544
                                                            =========    =========    =========

(1)   Excludes loans classified as held for sale at the time of origination


      SINGLE-FAMILY RESIDENTIAL LOANS. We utilize bank loan officers and a network of mortgage brokers and bankers to originate and buy conventional single-family (one-to-four-units) mortgage loans. During the year ended June 30, 2002, single-family residential loans originated to be kept in our portfolio amounted to $43.8 million. In addition, we originated $75.9 million of single-family residential mortgage loans for resale in the secondary market. Our total single-family residential mortgage loans originated for portfolio or resale amounted to $119.7 million in the year ended June 30, 2002, of which $86.8 million were originated through our wholesale network and the remaining $32.9 million was originated through our retail sources. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). The majority of our single-family mortgage loans are secured by properties located in our primary lending area which includes Montgomery, Bucks and Philadelphia Counties, Pennsylvania. Our residential lending areas have expanded to include northeastern Pennsylvania, central and southern New Jersey and Delaware. At June 30, 2002, single-family mortgage loans amounted to $181.5 million, or 40.40% of our total loan portfolio. Due to our strategic plan to diversify the loan portfolio, the single-family portion of our loan portfolio has decreased during the past five years. We expect future changes in this portfolio, which may include additional declines or relatively small increases, to be more gradual than the recent declines experienced in this portfolio.

      Single-family residential mortgage loans which we purchase or originate for sale generally are underwritten with terms conforming to FHLMC/FNMA guidelines. Loans purchased or originated for our portfolio, may conform to these guidelines, may exceed the conforming loan amount for those agencies, or may otherwise not comply with the underwriting standards of the agencies for a variety of reasons, including credit risk. Recently we have been more active in selling conforming loans, in excess of our portfolio needs, in the secondary market. We have generally sold loans to three national investors who purchase our loans primarily on a best efforts, servicing released basis. This arrangement, although not eliminating all risks associated with secondary market activity, can provide an additional source of non-interest income. As of June 30, 2002, $1.6 million of our single-family residential mortgage loans were classified as held-for-sale. During the year ended June 30, 2002, we sold an aggregate of $77.8 million of single-family residential mortgage loans at a gain of $519,000 while for the year ended June 30, 2001, we had loan sales of $93.0 million at a gain of $381,000. Although we anticipate a continued effort in secondary market activity, there can be no assurance that this activity will continue as currently structured or result in the realization of non-interest income and in fact could result in negative operating results. Low interest rates among other factors have led to increases in our sales activity.

      Interest rates on our single-family residential mortgage loans either are fixed for the life of the loan ("fixed-rate") or are subject to adjustment at certain pre-determined dates throughout the life of the loan ("ARM"). Our fixed-rate loans generally mature in 10, 15, 20 or 30 years, and have equal monthly payments to repay the loan with interest by the end of the loan term. At June 30, 2002, the fixed-rate portion of our residential mortgage loan portfolio which includes single-family real estate loans and home equity loans, totaled $232.9 million which was 90.80% of the total single-family residential loans plus home equity loans outstanding at that date.

      We offer a variety of ARM loans. These loans have a pre-determined interest rate for a specified period of time ranging from one to ten years. After this initial period, the interest rate will adjust on a periodic basis in accordance with a designated index such as the one-year US Treasury yield adjusted to a constant maturity ("CMT") plus a stipulated margin. Also, ARM loans generally carry an annual limit for rate changes of 1% or 2%, and a maximum amount the rate can increase or decrease from the initial rate of 4% to 6% during the life of the loan. From time to time, we offer ARM loans with an initial rate less than the fully-indexed rate (the index at the time of origination plus the stipulated margin). These loans are underwritten based upon the borrower making payments calculated at the fully-indexed rate. Our ARM loans require that any payment adjustment caused by a change in the interest rate result in full amortization of the loan by the end of the original loan term, and no portion of the payment increase is permitted to be added to the principal balance of the loan, so-called negative amortization. At June 30, 2002, $23.6 million or 9.20% of our residential mortgage loan portfolio, which includes single-family real estate loans and home equity loans, were adjustable rate.

      ARM loans decrease some of the risks associated with changing interest rates. However, increases in the amount of a borrower's payment due to interest rate increases may affect the borrower's ability to repay the loan increasing the potential for default. To date, we have not experienced a material impact as a result of this additional credit risk associated with ARM loans, and believe that this risk is less than the interest rate risk of holding fixed-rate loans in a rising interest rate environment.

      Such factors as consumer preferences, the general level of interest rates, competition, and the availability of funds affect the amount of ARM loans we originate. Although we anticipate that we will continue to offer ARM loans, there can be no assurance that we can originate a sufficient amount of such loans to increase or maintain the percentage of such loans in our portfolio.

      Generally the largest single-family mortgage loan we originate or purchase does not exceed $400,000. In addition, our maximum loan-to-value ratio (the rate of the loan amount to the lesser of the appraised value or sales price - "LTV") is 95%. Some special first time homebuyer programs have loan to value ratios of 100%. In all cases when the loan to value ratio exceeds 80%, we require the borrower to maintain private mortgage insurance until the loan balance is reduced to 80% of current market value.

      HOME EQUITY LOANS. In recent years, we have increased our emphasis on the origination of home equity loans and lines of credit, due to their shorter maturities (the maximum term of our home equity loans is 20 years with the exception of purchase money second mortgage loans whose maximum term may be up to 30 years) and higher interest rates. A home equity loan is a fixed-rate loan where the borrower receives the total loan amount at a closing and makes monthly payments to repay the loan within a specific time period. Home equity lines of credit are a revolving line of credit with a variable rate and no stated maturity date. The borrower may draw on this account (up to the maximum credit amount) and repay this line at any time. At June 30, 2002 we had $75.0 million or 16.70% of the total loan portfolio in home equity loans and lines of credit outstanding. Of the $75.0 million outstanding at June 30, 2002, $7.8 million were in lines of credit. The unused portion of equity lines of credit was $10.8 million at that date. The low level of interest rates in recent periods has increased amortization and prepayments on home equity loans. This has resulted in a slight decline in the outstanding balance of loans despite increases in the amount of home equity loans originated during the year.

      Home equity loans and lines of credit are secured by the borrower's residence, and we generally obtain a second lien position on these loans. We offer home equity programs in amounts, when combined with the first mortgage, up to 100% of the value of the property securing the loan. In addition to originating home equity loans through our branch offices, we sometimes purchase these loans from our network of correspondents.

      COMMERCIAL REAL ESTATE AND MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. At June 30, 2002 commercial real estate and multi-family residential loans amounted to $134.3 million or 29.90% of the total loan portfolio. This compares to $128.6 million or 28.00% at June 30, 2001.

      Our commercial real estate and multi-family residential loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area. Our commercial and multi-family real estate loans tend to be originated in an amount less than $3.0 million but will occasionally exceed that amount. At June 30, 2002, the average commercial and multi-family residential loan size was $461,000. The five largest commercial real estate and multi-family residential loans outstanding at June 30, 2002, were $ 4.1 million, $4.0 million, $3.4 million, $3.1 million, and $2.7 million and all of such loans were performing in accordance with their terms. However, during our internal review of the portfolio, it was determined that the debt service coverage ratio for the loan in the amount of $4.1 million no longer was meeting our underwriting standards and therefore was classified as substandard. This borrower has made all contractual payments on this loan and it satisfies all other terms of the loan agreement. During the year ended June 30, 2002, our commercial real estate and multi-family loan portfolio grew by $5.7 million, or 4.4% as the result of originations, purchases and the conversion of loans from construction to permanent status,. The relatively low interest rate environment during the year ended June 30, 2002 stimulated increased amortization and prepayments which partially offset the total amount of multi-family and commercial real estate originations of $23.3 million during the year.

      Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 20 years with monthly amortization over the life of the loan and LTV ratios of not more than 80%. Interest rates are either fixed or adjustable, based upon designated market indices such as the 5-year Treasury CMT plus a margin, and fees ranging from 0.5% to 1.5% are charged to the borrower at the origination of the loan. Prepayment fees are charged on most loans in the event of early repayment. Generally we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

      Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include, but are not limited to, larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower's business. These risks can be affected by supply and demand conditions in the project's market area of rental housing units, office and retail space, warehouses, and other commercial space. We attempt to minimize these risks by limiting our loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property. As of June 30, 2002, $1.2 million, or 0.88% of our commercial real estate and multi-family residential mortgage loans were on non-accrual status compared to $675,000 or 0.52% at June 30, 2001. The increase was due primarily to three loans becoming more than 90 days past due as of June 30, 2002.

      Various aspects of a commercial and multi-family loan transaction are evaluated in our effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 115%. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property's market value, and are reviewed by us prior to the closing of the loan.

      CONSTRUCTION LOANS. We originate construction loans for residential and commercial uses within our market area. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Construction loans outstanding at June 30, 2002 were $29.3 million, or 6.52% of total loans, compared to $27.7 million or 6.04% of total loans at June 30, 2001.

      Our construction loans generally have variable rates of interest, a maximum term to maturity of three years and LTV ratios less than 80%. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Generally a limit of two to six model homes is permitted per project.

      Prior to committing to a construction loan, we require that an independent appraiser prepare an appraisal of the property. We also review and inspect each project at its inception and prior to every disbursement of loan proceeds. Disbursements are made after inspections based upon a percentage of project completion. Monthly payment of interest is required on all construction loans.

      We also make construction loans for the acquisition and development of land for sale (i.e. roads, sewer and water lines). We make these loans only in conjunction with a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and are limited to a LTV ratio of 75% of the appraised value. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released. All of our loans of this type are in our market area and are to developers with whom we have established relationships. In most cases, we also obtain personal guarantees from the borrowers.

      Construction and land loans generally are considered to involve a higher level of risk than single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property's value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences. At June 30, 2002, our five largest construction loans had outstanding balances of $5.3 million, $4.2 million, $2.2 million, $2.0 million and $2.0 million and all were performing in accordance with the terms of their agreements. One loan, in the amount of $4.2 million was, although performing, classified substandard because leasing the rental space has been slower than originally anticipated. Our balance of this loan represents a participation interest in a $19.8 million loan that we purchased from another local financial institution.

      In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders who have established relationships, and obtain personal guarantees from the principals.

      COMMERCIAL BUSINESS LOANS. At June 30, 2002, we had $19.1 million in commercial business loans (4.24% of gross loans outstanding) compared to $19.9 million at June 30, 2001, a decrease of $858,000 or 4.31%. During the year ended June 30, 2002, we originated or advanced additional funds on business lines of credit in the amount of $11.1 million. These originations were offset by increased amortization and prepayments of loans primarily due to the low interest rate environment and also by $725,000 in charge-offs, net of recoveries during the year. We began originating loans to small-to-mid-sized businesses in our market area in May 1997. Since that time, we have hired commercial lenders to actively solicit commercial business loans as well as commercial real estate and multi-family real estate loans. Based upon our size, expertise and desired level of risk, we have determined that, with certain exceptions, we will generally not originate new commercial business loans in amounts exceeding $250,000. Management is in the process of enhancing the systems, policies, procedures and personnel with an expectation that at some time in the future our comfort level with such loans will be increased. Commercial business loans in amounts greater than $250,000 may still be originated on occasion if the Bank, after review and consideration by the full Board of Directors approves such larger loans. In accordance with these more restrictive guidelines, we originated two commercial business loans in excess of $250,000 during the year ended June 30, 2002. In addition to our commercial loan officers, we use our business development officers working from several of our branch locations to actively solicit potential customers in the bank's market area. No assurance can be given as to the volume of new commercial loans originated in the future. This portfolio may decline in the near term as previously originated larger balance loans are repaid and replaced with smaller balance new originations. We believe that these types of loans assist in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans.

      Generally, the Bank provides secured revolving lines of credit for short term working capital support of a business's accounts receivables and inventory. Typically the secured revolving line of credit is collateralized based upon an advance rate of up to 75% of eligible accounts receivable and up to 30% of finished goods inventory. Secured term loan financing is provided for the acquisition of fixed business assets, such as real property, vehicles, equipment and machinery. Generally, we provide financing up to 80% of the purchase price for the new fixed assets and 70% of book value for pre-owned fixed assets. In addition to business assets pledged as collateral, most commercial business loans are personally guaranteed by the principal owner(s) of the borrower. Interest rates are adjustable, indexed to a published prime rate of interest or fixed. At June 30, 2002, the Company's five largest commercial business loans were $1.1 million, $930,000, $850,000, $691,000 and $622,000 (all such loans were performing in accordance with their terms). At June 30, 2002 the average balance of the Company's commercial business loans was $91,700.

      Generally, commercial business loans have been characterized as having higher risks associated with them than single-family mortgage loans. We have recently experienced significant charge-offs with respect to two commercial business loans which were charged-off during the year ended June 30, 2001. We have hired individuals, experienced in this type of lending, and have implemented policies and procedures which we deem to be prudent. As of June 30, 2002, the Company had $724,000 of non-accrual commercial business loans compared to $966,000 at June 30, 2001. Charge-offs of commercial business loans amounted to $769,000 during the year ended June 30, 2002 compared to $7.4 million in the year ended June 30, 2001.

      OTHER CONSUMER LENDING ACTIVITIES. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans primarily consisting of student loans and loans secured by deposit accounts and to a much lesser extent automobile loans, and unsecured personal loans. These loans are originated primarily through existing and walk-in customers and direct advertising. At June 30, 2002, $10.1 million, or 2.24% of our total loan portfolio consisted of these types of loans. This compares to $9.7 million of consumer loans, or 2.11% of the total loan portfolio at June 30, 2001.

      Consumer loans, other than student loans and loans secured by deposit accounts, generally have higher interest rates and shorter terms than residential loans, however they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the fiscal year ended June 30, 2002, there were charge-offs, net of recoveries totaling $162,000 related to other consumer loans. This compares to $72,000 in net consumer loan charge-offs in the fiscal year ended June 30, 2001.

ASSET QUALITY

      GENERAL. As a part of our efforts to maintain asset quality, we have developed and implemented an asset classification system. All of our assets are subject to this classification system. Loans are periodically reviewed and the classifications reviewed at least quarterly by the Asset Quality Committee of the Board of Directors.

      When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made 16 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. We generally work with borrowers to resolve such problems, however, when the account becomes 90 days delinquent, we institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

      On loans which we consider the collection of principal or interest payments doubtful, we cease the accrual of interest income ("non-accrual" loans). On loans more than 90 days past due, as to principal and interest payments, it is our policy to discontinue accruing additional interest and reverse any interest currently accrued (unless we determine that the loan principal and interest are fully secured and in the process of collection). On occasion, we may take this action earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan. Interest income is not accrued on these loans until the borrower's financial condition and payment record demonstrate an ability to service the debt.

      Real estate which we acquire as a result of foreclosure or deed-in-lieu of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at the lower of cost or fair value less estimated selling cost. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

      DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at the dates indicated. The amounts presented represent the total outstanding principal balances of the related loans rather than the actual payment amounts that are past due.

                                                        At                     At
                                                   June 30, 2002          June 30, 2001
                                                -------------------    ------------------
                                                 30 to      60 to       30 to      60 to
                                                59 days    89 days     59 days    89 days
                                                --------   --------    --------   -------
                                                           (DOLLARS IN THOUSANDS)
 Mortgage loans:
   Single-family                                 $ 2,449    $  566     $ 3,529    $   894
   Commercial real estate and multi-family           767         -          51        162
   Construction                                        -         -           -          -
   Home equity                                       192         -          50         23
 Consumer loans                                        9        16           3          4
 Commercial business loans                           412        35          86          -
                                                 -------    ------     -------    -------
 Total loans receivable                          $ 3,829    $  617     $ 3,719    $ 1,083
                                                 =======    ======     =======    =======

      Loans delinquent 30 to 89 days amounted to $4.4 million at June 30, 2002 compared to $4.8 million at June 30, 2001. Decreases in the amount of delinquent single-family mortgage loans offset increases in past due multi-family and commercial real estate, commercial business, home equity and consumer loans Management continues to regularly monitor all delinquent loan activity. Management does not consider the current level of delinquencies to be of any significant concern as, based upon past experience, most of such loans are expected to return to fully performing status without going to non-accrual status. In any event, management believes that these loans are adequately collateralized.

      NON-PERFORMING ASSETS. The following table sets forth information with respect to non-performing assets we have identified, including non-accrual loans and other real estate owned. The increase in non-performing assets from $5.2 million at June 30, 2001 to $5.8 million at June 30, 2002 was the result of increases in non-accrual single family and multi-family and commercial real estate mortgage loans.

                                                                             At June 30,
                                                         ------------------------------------------------------
                                                           2002        2001       2000        1999       1998
                                                           ----        ----       ----        ----       ----
                                                                        (DOLLARS IN THOUSANDS)

 Accruing loans 90 or more days past due
 Mortgage loans                                          $      -   $     42    $      9   $      4    $    142
 Commercial business loans                                    200          -           -          -           -
 Other                                                          -         49           -          -           -
                                                         --------   --------    --------   --------    --------
 Total accruing but 90 or more days past due                  200         91           9          4         142
                                                         --------   --------    --------   --------    --------
 Nonaccrual loans
 Mortgage loans
 Single-family                                              1,897      1,485         828      1,006       1,249
 Commercial real estate and multi-family                    1,179        675         140          -           -
 Construction                                                   -          -           -          -           -
 Home equity                                                   55        278          10         37           -
 Consumer                                                     104        151          19          8           2
 Commercial business                                          724        966         250         13          96
                                                         --------   --------    --------   --------    --------
 Total nonaccrual loans                                     3,959      3,555       1,247      1,064       1,347
                                                         --------   --------    --------   --------    --------
 Performing troubled debt restructurings                    1,512      1,535           -          -           -

 Total non-performing loans                                 5,671      5,181       1,256      1,068       1,489
 Other real estate owned, net                                  85          -           -          -           -
                                                         --------   --------    --------   --------    --------
 Total non-performing assets                             $  5,756   $  5,181    $  1,256   $  1,068    $  1,489
                                                         ========   ========    ========   ========    ========

 Non-performing loans to total loans                         1.28%      1.13%       0.29%      0.28%       0.47%
 Non-performing assets to total assets                       0.76%      0.83%       0.22%      0.23%       0.37%

      CLASSIFIED AND CRITICIZED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, based upon their judgment, classify them. There are three classifications for problem assets: "substandard," "doubtful," and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions and values, questionable, and there is a high probability of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Federal regulations also require another unclassified category designated "special mention" to be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. At June 30, 2002, we had $13.6 million classified as substandard ($1.9 million of single-family mortgage loans, $6.8 of multi-family and commercial real estate loans, $4.2 million of construction loans, $479,000 of commercial business loans, $154,000 of home equity loans and $6,000 of consumer loans); $93,000 of business loans classified as doubtful and no loans classified as loss. This compares to $5.2 million in assets classified as substandard, $101,000 classified as doubtful and no assets classified as a loss, at June 30, 2001. The increase in substandard assets is the result of the classification of two, currently performing loans, a $4.1 million commercial real estate loan that was classified because of a decline in the debt service ratio below our underwriting standards and a $4.2 million construction loan due to slower than originally anticipated leasing of rental space.

      ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level we believe is adequate to cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Our determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. With the expansion of our lending activities into commercial real estate, business and other consumer loans in recent years, we consider industry-wide loss experience in our process when we determine the adequacy of our allowance for loan losses. We believe that due to the changing mix of our loan portfolio and our relative lack of historical loss experience with these types of loans, considering loan loss data from other banking institutions with loan portfolios similar to ours and in a similar geographic setting will provide us with a more representative approach to evaluating the credit risks in our loan portfolio. During the year ended June 30, 2001, based upon a more detailed stratification of the loan portfolio, we modified the formulas we use to calculate the allowance on various loan types. In some cases, such as business lending and home equity lending where the combined LTV exceeds 80%, the percentage used to calculate the allowance was increased. In other cases, such as single-family first mortgage lending with LTVs below 60%, the percentage used was decreased. The overall effect of this modification did not materially impact the amount of the allowance for loan loss. During the fiscal year ended June 30, 2002 we modified the methodology for calculating the allowance for loan loss based upon the guidance provided by the SEC and the Federal Financial Institutions Examination Council ("FFIEC"). We continue to use historical loss factors for each loan type and for loans that we consider higher risk for all but single-family mortgage loans and guaranteed consumer loans, we now add a component for factors that may not be included in the historical loss calculation. This component establishes a range for factors such as, but not limited to, delinquency trends, asset classification trends and current economic conditions. Management then assesses these conditions and establishes, to the best of its ability, the allowance for loan loss from within the range calculated, based upon the facts known at that time. At June 30, 2002, our allowance for loan loss was in the lower quintile of the range established by this methodology. The result of this change in methodology is to allocate the entire allowance for loan loss to specific loan types, whereas prior methodology had an unallocated component. The change in methodology does not imply that any portion of the allowance for loan loss is restricted, but the allowance for loan loss applies to the entire loan portfolio.

      The allowance is increased by provisions for loan losses which are charges against income. As shown in the table below, at June 30, 2002, our allowance for loan losses amounted to $4.6 million or 81.57% and 1.03% of our non-performing loans and total loans receivable, respectively.

                                                               Year ended June 30,
                                              ------------------------------------------------------
                                                2002       2001        2000       1999        1998
                                                ----       ----        ----       ----        ----
                                                              (DOLLARS IN THOUSANDS)

 Balance - beginning of period                $  4,313   $  3,905    $  3,138   $  2,665    $  1,678
 Plus:  provisions for loan losses               1,212      7,856         706        531         993
 Less:  charge-offs for
 Mortgage loans                                     12         18          51         32           -
 Consumer loans                                    173         72          31         23           6
 Commercial business loans                         769      7,359           3          3           -
                                              --------   --------    --------   --------    --------
 Total charge-offs                                 954      7,449          85         58           6
                                              --------   --------    --------   --------    --------
 Plus:  recoveries for
 Mortgage loans                                                 -          16          -           -
 Consumer loans                                     11          1           -          -           -
 Commercial business loans                          44          -         130          -           -
                                              --------   --------    --------   --------    --------
 Total recoveries                                   55          1         146          -           -
                                              --------   --------    --------   --------    --------
 Balance - end of period                      $  4,626   $  4,313    $  3,905   $  3,138    $  2,665
                                              ========   ========    ========   ========    ========

 Allowance for loan loss to total end
 of period non-performing loans                  81.57%     83.25%     310.91%    293.82%     178.98%

 Charge-offs to average loans                     0.21%      1.65%       0.02%      0.02%         n/m

 Allowance for loan loss to end of
 period total loans less deferred fees            1.03%      0.94%       0.91%      0.83%       0.84%

      Provisions for loan losses for the year ended June 30, 2002 were $1.2 million compared to $7.9 million in the prior year. Charge-offs decreased from $7.4 million in fiscal year 2001 to $954,000 in fiscal year 2002. The amount of charge-offs in fiscal 2002 includes a charge-off of the remaining balance of$545,000 from one of the two commercial business loans that caused the large loss in fiscal 2001. During fiscal 2001, we recorded charge-offs aggregating $7.4 million related to two commercial credits. One loan, totaling $6.7 million was made to a local business with a history of solid financial performance and was partially secured by real estate, inventory, equity securities and fixed assets. The entity subsequently filed for bankruptcy protection and we are pursuing recovery efforts. Another commercial business loan totaling $2.0 million became impaired as a result of extensive fraud. The principal borrower was arrested, charged and convicted for embezzlement in his financial capacity at a related not for profit organization and his illegal activities extended to our loan. The loan was made to a local business that builds-out ambulances and which maintained a production facility in Florida. We assess our allowance for loan losses at least quarterly, and make any necessary provision for losses needed to maintain our allowance for losses at a level deemed adequate. We believe that the allowance for losses was adequate at June 30, 2002 to cover losses that are both probable and reasonably estimable based upon the facts and circumstances known to us at that date.

      Effective December 21, 1993, the OTS in conjunction with the Comptroller of the Currency, the FDIC and the Federal Reserve Board issued a Policy Statement regarding a financial institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the regulatory agencies and does not necessarily constitute generally accepted accounting principles, includes guidance (i) on our responsibilities for the assessment and establishment of an adequate allowance; and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies used to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of the institution's portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available as of the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling". Our policy for establishing loan losses is consistent with the Policy Statement. In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology And Documentation Issues". The guidance in the SAB was effective immediately and focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan losses. Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies, represented by the FFIEC issued an interagency policy statement entitled "Allowance For Loan and Lease Loss Methodologies And Documentation For Banks and Savings Institutions" ("Policy Statement"). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan loss methodologies and supporting documentation. We believe to the best of our knowledge that our documentation relating to the allowance for loan loss is consistent with these pronouncements.

         We have allocated the allowance for loan losses as shown in the table below into components by loan types at year end. Due to a change in methodology there is no unallocated portion of the allowance at June 30, 2002. Through such allocations, we do not intend to imply that actual future charge-offs will necessarily follow the same pattern or that any portion of the allowance is restricted.

                                  June 30, 2002              June 30, 2001              June 30, 2000
                             ------------------------   ------------------------   ------------------------
                                           Percent                    Percent                    Percent
                                         loan type to               loan type to               loan type to
                               Amount      of total       Amount      of total      Amount       of total
                             ---------   ------------   ---------   -------------  ---------   ------------
                                                        (DOLLARS IN THOUSANDS)

Mortgage loans:
  Single-family              $    255       40.40  %    $    239       43.17   %   $    591      48.04   %
  Commercial real estate        2,239       29.90          1,454       28.00          1,230      23.86
     and multi-family
  Construction                    937        6.52            554        6.04            299       3.49
  Home equity                     472       16.70            437       16.34            482      16.81
                             --------      ------       --------      ------       --------     ------
Total mortgage loans            3,903       93.52          2,684       93.55          2,602      92.20
Consumer loans                     70        2.24             86        2.11             38       1.82
Commercial business loans         653        4.24            656        4.34            382       5.98
Unallocated                         -        0.00            887         N/A            883        N/A
                             --------      ------       --------      ------       --------     ------
Total                        $  4,626      100.00  %    $  4,313      100.00   %   $  3,905     100.00   %
                             ========      ======       ========      ======       ========     ======


                                  June 30, 2002              June 30, 2001
                             ------------------------   ------------------------
                                           Percent                    Percent
                                         loan type to               loan type to
                               Amount      of total       Amount      of total
                             ---------   ------------   ---------   -------------

Mortgage loans:
  Single-family              $    598       61.16    %  $    630       72.30   %
  Commercial real estate          695       17.36            371       10.01
     and multi-family
  Construction                    346        2.05            361        1.49
  Home equity                     359       14.29            324       12.95
                             --------      ------       --------      ------
Total mortgage loans            1,998       94.86          1,686       96.75
Consumer loans                     29        1.70             28        1.55
Commercial business loans         186        3.44            124        1.70
Unallocated                       925         N/A            827         N/A
                             --------      ------       --------      ------
Total                        $  3,138      100.00    %  $  2,665      100.00   %
                             ========      ======       ========      ======

SECURITIES ACTIVITIES

      GENERAL. Our investment policy is designed, among other things, to assist us in our asset/liability management strategies. It emphasizes principal preservation, favorable returns, maintaining liquidity and flexibility and minimizing credit risk. The policy permits investments in US Government and agency securities, investment grade corporate bonds and commercial paper, municipal bonds, various types of mortgage-backed securities, certificates of deposit and federal funds sold to financial institutions approved by our Board of Directors, equity investments in the FHLB of Pittsburgh, the FNMA, the FHLMC, and mutual funds with investments in the above described investments.

      Currently, we are not participating in hedging programs, interest rate swaps, caps, collars or other activities involving the use of off-balance sheet financial derivatives. Also, we do not purchase mortgage-backed derivative instruments that would be characterized "high-risk" under OTS regulations at the time of purchase, nor do we purchase corporate obligations, which are not rated investment grade. Although permissible by our policy, currently we do not own any corporate bonds regardless of rating.

      In order to achieve the maximum flexibility with our investment securities, prior to January 2002 all of our investment securities were classified as Available For Sale ("AFS") for more than the past three fiscal years pursuant to Statement of Financial Accounting Standards No. 115. This accounting pronouncement requires us to classify a security as AFS, Held to Maturity ("HTM"), or trading, at the time of acquisition. Securities being classified as HTM must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. HTM securities are accounted for based upon the historical cost of the security. AFS securities can be sold at any time based upon our needs or judgment as to market changes. AFS securities are accounted for at fair value, unrealized gains and losses on these securities, net of income tax provisions, are reflected in the stockholders' equity section of our Statement of Financial Condition. During the year ended June 30, 2002, we reclassified our municipal bonds from AFS to HTM due to our intention to hold these securities until they mature. At the time of the transfer the difference between the amortized cost and market value of these securities was $14,000 which is being amortized over a period of five years.

      At June 30, 2002, our investment securities amounted to $268.7 million, or 35.36% of total assets. This includes a $3.0 million unrealized gain, net of income tax, due to their classification as AFS. The portfolio consists primarily of US government agency securities, most with callable features and agency mortgage-backed pass-through securities. Other investments include municipal bonds, equity investments in the FHLB of Pittsburgh, other equity securities and a mutual fund consisting of adjustable-rate mortgage-backed securities.

      The following table sets forth information on the carrying value and the amortized cost of our securities classified as held to maturity and available for sale at the dates indicated.

                                                                        At June 30,
                                       ----------------------------------------------------------------------------
                                                2002                        2001                       2000
                                                ----                        ----                       ----
                                       Amortized      Market       Amortized      Market     Amortized      Market
                                         Cost         Value          Cost         Value        Cost         Value
                                       ---------     ---------     ---------    ---------    ---------    ---------
                                                                   (DOLLARS IN THOUSANDS)
 Held to maturity:
   Municipal bonds                     $  13,973     $  14,117     $       -    $       -    $       -    $       -
                                       ---------     ---------     ---------    ---------    ---------    ---------
 Total held to maturity                   13,973       14,117              -            -            -            -
                                       ---------     ---------     ---------    ---------    ---------    ---------


                                       Amortized      Market       Amortized      Market     Amortized      Market
                                         Cost         Value          Cost         Value        Cost         Value
                                       ---------     ---------     ---------    ---------    ---------    ---------
 Available for sale:
 Equity securities                         9,514         9,463         7,876        7,838        7,528        7,451
 US Gov't agency securities               75,692        76,693        43,722       43,798       33,000       31,025
 Mortgage-backed securities              166,445       168,531        75,905       75,834       31,162       29,626
 Municipal bonds                               -             -         2,903        2,888        2,601        2,475
                                       ---------     ---------     ---------    ---------    ---------    ---------
 Total available for sale                251,651       254,687       130,406      130,358       74,291       70,577
                                       ---------     ---------     ---------    ---------    ---------    ---------

 Total securities                      $ 265,624     $ 268,804     $ 130,406    $ 130,358    $  74,291    $  70,577
                                       =========     =========     =========    =========    =========    =========

      MORTGAGE-BACKED SECURITIES. At June 30, 2002, we had mortgage-backed securities totaling $168.5 million compared to $75.8 million at June 30, 2001. The increase in this portfolio was due to purchases of these type of securities with a portion of the net proceeds from our April 2002 Reorganization and subscription offering, accelerated prepayment on our loan portfolios due to low interest rates and slower loan growth than in previous years. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages. Mortgages are sold by various originators to intermediaries (generally agencies of the US Government and government sponsored enterprises) that pool and repackage the mortgages and sell participation interests in the pools to investors. The servicer of the mortgage loan collects the principal and interest payments and passes those payments through to the intermediary who then remits the payment to the investor. The US Government agencies and government sponsored enterprises, primarily the Government National Mortgage Association ("GNMA"), FNMA and FHLMC, guarantee the timely payment of principal and interest on these securities.

      Mortgage-backed securities are issued in stated principal amounts and are backed by mortgage loans within a specific interest rate range, but may have varying maturity dates. The underlying pool of mortgages may be comprised of either fixed-rate or adjustable-rate mortgage loans. Each mortgage-backed security pool will also differ based upon the actual level of prepayment experienced by the underlying mortgage loans.

      At June 30, 2002, the weighted average life of our mortgage-backed securities was approximately 4.5 years, based upon our assumptions related to the future prepayments of the underlying mortgages. Prepayments that are greater than those projected will shorten the remaining term of the security, while a decrease in the amount of prepayments will lengthen the amount of time until the security matures. Prepayments depend on many factors, including the type of mortgage, the coupon rate, the geographic region, and the general level of market interest rates. During periods of rising interest rates, if the coupon rates of the underlying mortgages are less than prevailing market rates offered on mortgages, refinancings will decrease and prepayments of the mortgages underlying the security will decline. Conversely, when market interest rates are falling, and the coupon rate on the underlying mortgage exceeds the prevailing market interest rate for mortgages offered, refinancings tend to increase which will increase the amount of prepayments of the underlying mortgages.

      Our average yield on our mortgage-backed securities was 5.85% at June 30, 2002. This yield is computed by decreasing/increasing the amount of interest income collected on the security by the amortization/accretion of the premium/discount associated with the acquisition of the security. In accordance with generally accepted accounting principles, premiums/discounts are amortized/accreted over the estimated remaining life of the security. The yield on the security may vary if the prepayment assumptions used to determine the remaining life differ from actual prepayment experiences. These assumptions are reviewed on a periodic basis to reflect actual prepayments.

      US GOVERNMENT AGENCY SECURITIES AND MUNICIPAL BONDS. At June 30, 2002, we had $76.7 million, which includes approximately $1.0 million in unrealized gains, in securities issued by US government agencies, primarily the FHLB, FNMA, FHLMC and the Federal Farm Credit Bank compared to $43.8 million at June 30, 2001. These types of securities were also purchased with some of the proceeds from our April 2002 Reorganization and subscription offering and from the accelerated prepayments from our loan portfolio. Most of these securities have call features that allow the issuer to redeem these securities at par value prior to their stated maturity. Generally, if the prevailing market interest rate on new issue callable agency securities with similar maturities exceeds the coupon rate of the security with the call feature, the call will not be exercised. Conversely, if the prevailing market interest rate for new issue agency callable securities with similar maturities is below the coupon rate of the security with the call feature, the call will be exercised and the bond will be redeemed. When calls are exercised and bonds redeemed prior to their maturity, we face the risk of re-investing those proceeds into other investments with lower yields or longer terms.

      Municipal bonds were classified as held to maturity at June 30, 2002 and are recorded at an amortized cost basis of $14.0 million. The market value of these securities at June 30, 2002 was $14.1 million. These municipal bonds include issues from various townships and school districts located in Pennsylvania.

      The following table sets forth certain information regarding the contractual maturities (without regard to any call provisions) of the carrying value of our US government agency securities and municipal bonds at June 30, 2002. The yields on tax-exempt bonds have not been adjusted to taxable equivalent yield.

                                  Carrying     Average
                                    Value       Yield
                                 ----------  -----------
                                  (DOLLARS IN THOUSANDS)
Maturing in:
 One year or less                $    2,006     4.29  %
 One to five years                   60,745     4.81
 Five to ten years                   14,189     5.73
 Over ten years                      13,870     4.45
                                 ----------  -------
Total                            $   90,810     4.88  %
                                 ==========  =======

      OTHER INVESTMENTS. Other than mortgage-backed securities and US Government agency securities, we have investments in various equity securities and mutual funds. At June 30, 2002, these other investments totaled $5.4 million and $4.0 million, respectively. The equity securities include stock in the FHLB and equity securities of several publicly traded companies. FHLB stock at June 30, 2002 was $5.0 million and the other equity investments amounted to $400,000. The mutual fund investment is backed primarily by investments in adjustable-rate mortgage-backed securities.

SOURCES OF FUNDS

      GENERAL. Deposits are the primary source of funds for our lending and investment activities. In addition to deposits, we obtain funds from the amortization and prepayments on our loan and mortgage-backed security portfolio, maturities of investments, and borrowings. Scheduled loan amortization is a relatively stable source of funds. However, competition and the general level of interest rates and market conditions significantly influence deposit inflows and outflows. Borrowings may be used on a short-term basis to compensate for reductions in other funding sources. On a longer-term basis, borrowings may be used for general business purposes.

      DEPOSITS

      As shown in the table below, during the year ended June 30, 2002, certificates of deposit fell as a percentage of total deposits from 64.6% to 57.7% while other core deposit accounts increased to 42.3% of total deposits from 35.4% of deposits at June 30, 2001.

                                                       At June 30,
                                  --------------------------------------------------
                                           2002                       2001
                                           ----                       ----
                                                Percent                    Percent
                                    Amount      of total       Amount      of total
                                  ---------    ----------    ---------     ---------
                                                 (DOLLARS IN THOUSANDS)
Savings accounts (passbooks,
   statements and clubs)         $   73,218      13.8  %     $  58,566       11.8  %
Money market accounts                47,752       9.0           34,788        7.0
Certificates of deposit             305,807      57.7          321,358        4.6
Checking accounts:
  Interest-bearing                   40,045       7.6           31,825        6.4
  Non-interest-bearing               62,930      11.9           50,493       10.2
                                 ----------     -----        ---------      -----
Total                            $  529,752     100.0  %     $ 497,030      100.0  %
                                 ==========     =====        =========      =====

      During the year ended June 30, 2002, total deposits increased by $32.7 million or 6.58% compared to an increase of $44.2 million, or 9.75% for the year ended June 30, 2001.

                                             Year ended June 30,
                                     ----------------------------------
                                        2002        2001         2000
                                        ----        ----         ----
                                            (DOLLARS IN THOUSANDS)

Beginning balance                    $ 497,030   $ 452,857    $ 390,681

Net increase in deposits                16,979      27,942       47,600
Interest credited                       15,743      16,231       14,576
                                     ---------   ---------    ---------
Total increase in deposits              32,722      44,173       62,176
                                     ---------   ---------    ---------

Ending balance                       $ 529,752   $ 497,030    $ 452,857
                                     =========   =========    =========

      The following table sets forth by various interest rate categories, the amount of certificates of deposit at the dates indicated.

                                  At June 30,
                          ------------------------
                              2002         2001
                              ----         ----
                           (DOLLARS IN THOUSANDS)

from 0.00% to 2.99%       $ 106,833     $      42
from 3.00% to 3.99%          71,310        15,546
from 4.00% to 4.99%          76,275        82,563
from 5.00% to 6.99%          48,853       212,384
7.00% and over                2,536        10,823
                          ---------     ---------
Total                     $ 305,807     $ 321,358
                          =========     =========

      Shown below are the amount and remaining term to maturity for certificates of deposit as of June 30, 2002.

                                                     Amounts maturing in
                           ----------------------------------------------------------------------
                                          Over six
                                            months       Over one       Over two
                           Six months    through one   year through   years through   Over three
                             or less         year        two years     three years       years
                           ----------     ----------     ---------      ---------      ---------
Interest rates:                                   (DOLLARS IN THOUSANDS)
----------------------
 from 0.00% to 2.99%       $   52,080     $   50,703     $   4,051      $       -      $       -
 from 3.00% to 3.99%           33,875         12,838        16,189          5,683          2,725
 from 4.00% to 4.99%           25,276          8,312        17,849         15,111          9,727
 from 5.00% to 6.99%           24,826          8,090        14,412            840            684
 7.00% and over                 1,689            395           452              -              -
                           ----------     ----------     ---------      ---------      ---------
Total                      $  137,746     $   80,338     $  52,953      $  21,634      $  13,136
                           ==========     ==========     =========      =========      =========

      At June 30, 2002 the total amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $56.9 million. The following table provides information regarding the maturity of these certificates of deposit.

                                                     Amounts maturing in
                           ----------------------------------------------------------------------
                                          Over six
                                            months       Over one       Over two
                           Six months    through one   year through   years through   Over three
                             or less         year        two years     three years       years
                           ----------     ----------     ---------      ---------      ---------
                                                  (DOLLARS IN THOUSANDS)
                            $ 14,765      $ 12,155       $ 15,389       $ 14,625       $ 56,934

BORROWINGS.

      We use outside borrowings to supplement our lending needs. We also use borrowings in a revenue enhancement programs that allows us to take advantage of arbitrage opportunities when investment returns exceed the cost of borrowings. At June 30, 2002 we had $97.8 million in borrowings outstanding, all of which were from the FHLB of Pittsburgh. Advances from the FHLB of Pittsburgh are secured by our investment in FHLB Stock and a portion of our residential mortgage loan portfolio. The FHLB of Pittsburgh provides an array of borrowing programs which include: fixed or variable rate programs; various fixed terms ranging from overnight to 20 years; and other programs that have callable or putable features attached to them. We intend to utilize borrowings in the future as an alternative source of funds.

      The following table sets forth certain information regarding our outside borrowings for the periods indicated.

                                                           At or for the year ended
                                                     --------------------------------------
                                                      June 30, 2002          June 30, 2001
                                                     ---------------        ---------------
                                                             (DOLLARS IN THOUSANDS)

FHLB Advances:
 Average balance outstanding for the period           $      73,829          $      60,201
 Maximum outstanding at any month end                       100,800                 74,196
 Balance outstanding at end of the period                    97,824                 59,885
 Average interest rate for the period                          5.44%                  6.38%
 Interest rate at the end of the period                        5.05%                  5.85%

      At June 30, 2002 the maturity of our FHLB advances ranged from March 2003 to February 2012. Certain advances also require monthly payments of principal. At June 30, 2002, $62.5 million of FHLB advances were callable at the option of the FHLB within certain parameters, of which $48.5 million could be called within one year. Of the $62.5 million of FHLB advances that are callable at the discretion of the FHLB, $30.5 million of these advances could be called only if an index exceeded a specific pre-determined rate.

SUBSIDIARIES.   Willow Grove Bank is the wholly owned subsidiary of Willow Grove
Bancorp, Inc. Willow Grove Investment Corporation is a wholly owned subsidiary of the Bank.

EMPLOYEES.      At June 30, 2002, we had 164 full-time employees, and 74 part-
time employees. None of our employees are represented by a collective bargaining group, and we believe that our relationship with our employees is good.

                                   REGULATION

      Set forth below is a brief description of certain laws and regulations which are applicable to Willow Grove Bancorp and Willow Grove Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

GENERAL

      Willow Grove Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Willow Grove Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Willow Grove Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

      The Office of Thrift Supervision regularly examines Willow Grove Bank and prepares reports for consideration by its Board of Directors on any deficiencies that it may find in the bank's operations. The Federal Deposit Insurance Corporation also has the authority to examine Willow Grove Bank in its role as the administrator of the Savings Association Insurance Fund. Willow Grove Bank's relationship with its depositors and borrowers also is regulated to a great extent by both federal and, to a lesser extent, state laws, especially in such matters as the ownership of savings accounts and the form and content of Willow Grove Bank's mortgage requirements. The Office of Thrift Supervision's enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Any change in such laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on us and Willow Grove Bank and our operations.

WILLOW GROVE BANCORP, INC.

      Willow Grove Bancorp is a registered savings and loan holding company under Section 10 of the Home Owners' Loan Act, as amended and subject to Office of Thrift Supervision examination and supervision as well as certain reporting requirements. In addition, because Willow Grove Bank's deposits are insured by the Savings Association Insurance Fund maintained by the Federal Deposit Insurance Corporation, Willow Grove Bank is subject to certain restrictions in dealing with us and with other persons affiliated with the bank.

      Generally the Home Owners' Loan Act prohibits a savings and loan holding company, such as us, directly or indirectly, from (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior Office of Thrift Supervision approval, (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior Office of Thrift Supervision approval, or (3) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof) without prior Office of Thrift Supervision approval or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire as a separate subsidiary a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (a) in the case of certain emergency acquisitions approved by the Federal Deposit Insurance Corporation, (b) if the holding company controlled (as defined) such savings institution as of March 5, 1987 or (c) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company's voting shares may, except with the prior approval of the Office of Thrift Supervision, acquire control of any savings institution which is not a subsidiary of such holding company.

WILLOW GROVE BANK

      INSURANCE OF ACCOUNTS. The deposits of Willow Grove Bank are insured to the maximum extent permitted by the Savings Association Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

      Under current Federal Deposit Insurance Corporation regulations, Savings Association Insurance Fund-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized," "adequately capitalized," and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2001 ranging from zero for well capitalized, healthy institutions, such as Willow Grove Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

      In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the third quarter of 2002 was .0172% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

      The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Willow Grove Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Willow Grove Bank's deposit insurance.

      REGULATORY CAPITAL REQUIREMENTS. The Office of Thrift Supervision capital requirements consist of a "tangible capital requirement," a "leverage capital requirement" and a "risk-based capital requirement." The Office of Thrift Supervision is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.

      Under the tangible capital requirement, a savings bank must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage servicing rights.

      Under the leverage capital requirement adopted by the Office of Thrift Supervision, savings banks must maintain "core capital" in an amount equal to at least 3.0% of adjusted total assets. Core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under generally accepted accounting principles, and "qualifying supervisory goodwill," less non-qualifying intangible assets.

      Under the risk-based capital requirement, a savings bank must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one- to four-family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio), which at June 30, 2002, represented 59.6% of the total loans receivable of Willow Grove Bank, are weighted at a 50% risk factor. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. The amount of supplementary capital that can be included is limited to 100% of core capital.

      Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. However, in calculating regulatory capital, institutions can add back unrealized losses and deduct unrealized gains net of taxes, on debt securities reported as a separate component of capital calculated according to generally accepted accounting principles.

      Office of Thrift Supervision regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to Willow Grove Bank's level of ownership, including the assets of includable subsidiaries in which Willow Grove Bank has a minority interest that is not consolidated for generally accepted accounting principles purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2002, Willow Grove Bank had no investments subject to a deduction from tangible capital.

      Under currently applicable Office of Thrift Supervision policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital calculated according to generally accepted accounting principles.

      At June 30, 2002, Willow Grove Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 10.9%, 10.9% and 15.0%, respectively.

      The Office of Thrift Supervision and the Federal Deposit Insurance Corporation generally are authorized to take enforcement action against a savings bank that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, a savings bank that fails to meet its capital requirements is prohibited from paying any dividends.

      PROMPT CORRECTIVE ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements.

      Under the Federal Deposit Insurance Corporation Improvement Act an institution is deemed to be (a) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (b) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"
(c) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (d) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (e) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

      An institution generally must file a written capital restoration plan which meets specified requirements with its appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

      At June 30, 2002, Willow Grove Bank was in the "well capitalized" category for purposes of the above regulations.

      SAFETY AND SOUNDNESS GUIDELINES. The Office of Thrift Supervision and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards may be required to submit compliance plans to their appropriate federal regulators. The Office of Thrift Supervision and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. Willow Grove Bank believes that it is in compliance with these guidelines and standards.

      CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

      BRANCHING BY FEDERAL SAVINGS INSTITUTIONS. Office of Thrift Supervision policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if: (a) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (b) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (c) the branch was operated lawfully as a branch under state law prior to the savings institution's reorganization to a federal charter.

      Furthermore, the Office of Thrift Supervision will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977. An unsatisfactory Community Reinvestment Act record may be the basis for denial of a branching application.

      COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS. Savings institutions have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the fair lending laws could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.

      QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the qualified thrift lender test by either qualifying as a domestic building and loan bank as defined in Section 7701(a)(19) of the Internal Revenue Code or by meeting the second prong of the qualified thrift lender test set forth in Section 10(m) of the Home Owner's Loan Act. A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with the following restrictions on its operations: (a) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (b) the branching powers of the institution shall be restricted to those of a national bank; (c) the institution shall not be eligible to obtain any new advances from its Federal Home Loan Bank, other than special liquidity advances with the approval of the Office of Thrift Supervision; and (d) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a qualified thrift lender, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding Federal Home Loan Bank advances (subject to safety and soundness considerations).

      Currently, the portion of the qualified thrift lender test that is based on Section 10(m) of the Home Owners' Loan Act rather than the Internal Revenue Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the Federal Home Loan Bank of Pittsburgh; and direct or indirect obligations of the Federal Deposit

Insurance Corporation. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by Fannie Mae or Freddie Mac. Portfolio assets consist of total assets minus the sum of (a) goodwill and other intangible assets, (b) property used by the savings institution to conduct its business, and (c) liquid assets up to 20% of the institution's total assets. At June 30, 2002, approximately 97.04% of the portfolio assets of Willow Grove Bank were qualified thrift investments.

      FEDERAL HOME LOAN BANK SYSTEM. Willow Grove Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its board of directors. At June 30, 2002, Willow Grove Bank had $97.8 million of Federal Home Loan Bank advances.

      As a member, Willow Grove Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the members' aggregate amount of outstanding advances. At June 30, 2002, Willow Grove Bank had $5.0 million in stock of the Federal Home Loan Bank of Pittsburgh, which was in compliance with this requirement.

      The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid and could continue to do so in the future and could also result in the Federal Home Loan Banks imposing higher interest rates on advances to members. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

      FEDERAL RESERVE SYSTEM. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2002, Willow Grove Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

      Savings banks are authorized to borrow from a Federal Reserve Bank "discount window," but Federal Reserve Board regulations require savings banks to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank advances, before borrowing from a Federal Reserve Bank.

      AFFILIATE RESTRICTIONS. Section 11 of the Home Owners' Loan Act provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act.

      Generally, Sections 23A and 23B and Office of Thrift Supervision regulations issued in connection therewith limit the extent to which a savings institution or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the institution's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. Section 23B applies to "covered transactions" and certain other transactions and requires that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate.

      In addition, under Office of Thrift Supervision regulations, a savings institution may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings institution may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings institution and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

      The Office of Thrift Supervision regulation generally excludes all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the Office of Thrift Supervision or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings institutions to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings institutions may be required to give the Office of Thrift Supervision prior notice of affiliate transactions.

FEDERAL SECURITIES LAW

      Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended, and under Office of Thrift Supervision regulations, and generally may not be deregistered for at least three years after the April 2002 subscription offering. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended.

SARBANES-OXLEY ACT OF 2002

      On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

      Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

      The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the SEC) and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

                                    TAXATION

FEDERAL TAXATION

      GENERAL. We are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal taxation is only intended to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules. Our federal income tax returns have been closed without audit by the Internal Revenue Service ("IRS") through 1995.

      We will file a consolidated federal income tax return which includes the Bank. Accordingly, it is anticipated that any cash distributions made by us would be treated as cash dividends, and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

      METHOD OF ACCOUNTING. For federal income tax purposes, we report our income and expenses on the accrual method of accounting and file our federal income tax return using a June 30 fiscal year end.

      BAD DEBT RESERVES. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, savings associations must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of the Bank's reserve subject to recapture as of June 30, 2002 is approximately $800,000.

      TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or ceases to maintain a bank charter.

      At June 30, 2002, the Bank's total federal pre-1988 reserve was approximately $6.2 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

      MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. We have not been subject to the AMT nor do we have any such amounts available as credits for carryover.

      NET OPERATING LOSS CARRYOVERS. We may carry back net operating losses to the three preceding taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning before August 6, 1997. For net operating losses in years beginning after August 5, 1997, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. At June 30, 2001, we had no net operating loss carryforwards for federal income tax purposes.

      CORPORATE DIVIDENDS-RECEIVED DEDUCTION. We may exclude from income 100% of dividends received from a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

STATE AND LOCAL TAXATION

      PENNSYLVANIA TAXATION. We are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 1998 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 1.2% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

      The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the tax rate is 11.5%. The MTIT exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

ITEM 2. PROPERTIES

      We operate from the following locations:

                                                                                   At June 30, 2002
                                                                                   ----------------
                                    Owned or            Lease
                                     Leased        expiration date       Net book value           Deposits
                                     ------        ---------------       --------------           --------
                                                                                (DOLLARS IN THOUSANDS)

Executive Office:
-----------------
Welsh and Norristown Roads (1)        Owned              n/a                 $1,795               $120,185
Maple Glen, PA 19002-8030

Operations Center:                   Leased          August 2004                 72                    n/a
------------------
101 Witmer Road
Horsham, PA 19044-2200

Branch Offices:
---------------
1555 W. Street Road                  Leased         January 2006                n/m                 50,878
Warminster, PA 18974-3103

1141 Ivyland Road                    Leased           June 2004                  17                 22,549
Warminster, PA 18974-2048

9 Easton Road (2)                     Owned              n/a                  1,082                114,868
Willow Grove, PA 19090-0905

701 Twining Road                      Owned              n/a                    764                 59,399
Dresher, PA 19025-1894

761 Huntingdon Pike                   Owned              n/a                    326                 49,547
Huntingdon Valley, PA 19006-8399

2 N. York Road                       Leased           May 2007                    4                 28,179
Hatboro, PA 19040-3201

1331 Easton Road                     Leased         December 2004                36                 10,953
Roslyn, PA  19001-2426

11730 Bustleton Avenue               Leased         February 2004                24                 34,599
Philadelphia, PA 19116-2516

122 N. Main Street                   Leased         February 2010                96                  9,445
North Wales, PA 19454-3115

8200 Castor Avenue                   Leased         December 2009               146                 20,089
Philadelphia, PA 19152-2719

735 Davisville Road                  Leased           May 2011                  175                  7,979
Southampton, PA 18966-3276

1452 Buck Road (3)                   Leased          April 2007                 222                  1,082
C-8 Village Shires Center
Holland, PA 18966-2626

-------------------------------
(1) Includes adjacent nine-acre parcel that could be used for future expansion.
(2)   Includes adjacent parcel of land with an existing structure.
(3)   Opened in April 2002.

ITEM 3. LEGAL PROCEEDINGS

      ATS PRODUCTS CORP. VS. WILLOW GROVE BANK, (United State Bankruptcy Court, Eastern District of Pennsylvania). On May 2, 2001, a lawsuit was filed against the Bank alleging four causes of action related to a line of credit between the Bank and the plaintiff. The causes of action are: breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty. The plaintiff seeks compensatory damages in an amount in excess of $150,000, punitive damages, attorney's fees, costs and litigation expenses as well as other relief. The plaintiff alleges that its actual damages may exceed $10 million. Discovery in this case has been delayed due to a change of the plaintiff's status to a Chapter 7 Bankruptcy. The Bank will vigorously defend the claims made by the plaintiff and believes that the claims are without merit.

      Other than the above referenced litigation, the Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Our common stock is traded on the National Stock Market (NASDAQ) under the symbol WGBC. Local newspapers listings include WillowG and WillGrvBcp. At September 20, 2002 there were 1,992 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks. The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for our past three fiscal years. Data prior to April 3, 2002 has been restated to reflect the 2.28019 exchange of shares of the former Willow Grove Bancorp, Inc for shares of the new Willow Grove Bancorp, Inc. stock.

                                Stock Price               Cash dividends
                             High          Low               per share

Quarter ended:
  June 30, 2002            $12.33        $10.00                $0.070
  March 31, 2002             9.76          8.29                 0.057
  December 31, 2001          8.48          7.16                 0.057
  September 30, 2001         7.67          5.44                 0.053

  June 30, 2001              5.44          5.10                 0.053
  March 31, 2001             5.37          5.04                 0.048
  December 31, 2000          5.24          4.71                 0.048
  September 30, 2000         5.02          4.47                 0.044

      The information for all equity based and individual compensation arrangements is incorporated by reference from Item 12 hereof.

ITEM 6. SELECTED FINANCIAL DATA

                                                                              At June 30
                                                        ----------------------------------------------------------
                                                           2002        2001        2000         1999        1998
                                                           ----        ----        ----         ----        ----

                                                                         (DOLLARS IN THOUSANDS)

Total assets                                            $ 759,714   $ 625,148   $ 560,123    $ 472,039   $ 405,374
Cash and cash equivalents                                  31,986      22,209      14,681        4,889      18,291
Securities held to maturity                                13,973           -           -            -           -
Securities available for sale                             254,687     130,358      70,577       80,055      48,111
Loans held for sale                                         1,574       2,644      35,753            -      12,152
Loans receivable, net                                     443,855     454,199     424,940      374,584     315,705
Deposits                                                  529,752     497,030     452,857      390,681     340,793
Borrowings                                                 97,824      59,885      37,517       14,986      21,000
Total stockholders' equity                                124,277      60,357      60,643       58,442      35,945


                                                                        For the year ended June 30
                                                        ----------------------------------------------------------
                                                           2002        2001        2000         1999        1998
                                                           ----        ----        ----         ----        ----

                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest income                                          $ 44,818    $ 44,285    $ 38,893     $ 32,015    $ 28,604
Interest expense                                           21,463      24,216      19,369       16,164      15,097
Net interest income                                        23,355      20,069      19,524       15,851      13,507
Provision for loan loss                                     1,212       7,856         706          531         993
Net interest income after provision for loan loss          22,143      12,213      18,818       15,320      12,514
Non-interest income                                         2,461       1,787       1,102        1,009         760
Non-interest expense                                       16,455      13,875      12,076       10,652       9,462
Income before income taxes                                  8,149         125       7,844        5,677       3,812
Income tax expense (benefit)                                2,690         (32)      3,001        2,044       1,367
Net income                                                  5,459         157       4,843        3,633       2,445


Earnings per share - diluted                      (1) (2)   $0.51       $0.01       $0.43        $0.20       n/a
Earnings per share - basic                        (1) (2)   $0.53       $0.01       $0.43        $0.20       n/a
Cash dividends declared per share                 (1) (2)   $0.23       $0.19       $0.16        $0.04       n/a
Dividend payout ratio                         (2) (3) (4)   45.22%     n/m          36.68%       11.34%      n/a


-----------------------------------

      (1) Data prior to April 3, 2002 adjusted for 2.28019 exchange ratio in connection with the April 3, 2002 Reorganization and subscription offering.

      (2)   Earnings per share data prior to January 1, 1999 is not applicable

      (3)   Data for June 30, 2001 is not meaningful

      (4) For the years 2002, 2001, 2000 and 1999 includes dividends waived by the Mutual Holding Company of $1.1 million, $1.2 million, $1.0 million and $225,000, respectively

                                                                       At or for the year ended june 30
                                                         ----------------------------------------------------------
                                                            2002        2001        2000         1999        1998
                                                            ----        ----        ----         ----        ----

Return on average assets                                     0.82%       0.03%       0.93%        0.84%       0.65%
Return on average equity                                     7.53%       0.25%       8.09%        7.63%       6.81%
Average interest-earning assets to
average interest-bearing liabilities                       121.77%     120.93%     121.64%      120.64%     108.22%
Interest rate spread                                  (5)    2.89%       2.59%       3.00%        2.97%       3.12%
Interest rate margin                                  (6)    3.61%       3.46%       3.83%        3.76%       3.71%
Non-performing assets to total assets                 (7)    0.76%       0.83%      22.00%        0.23%       0.37%
Allowance for loan loss to:
       Non-performing loans                                 81.57%      83.25%     310.91%      293.82%     178.98%
       Total loans less deferred fees                        1.03%       0.94%       0.91%        0.83%       0.84%
Average equity to average assets                            10.89%      10.64%      11.87%       11.02%       9.59%
Tangible equity to end of period assets                     16.23%       9.45%      10.55%       11.97%       8.28%
Total capital to risk-weighted assets                 (8)   20.40%      14.99%      15.71%       18.10%      14.89%

-----------------------------------

      (5) The weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities

      (6) This represents net interest income as a percentage of average interest-earning assets

      (7) Non-performing assets equal non-accrual loans, troubled debt re-structurings plus accruing loans 90 or more days past due and real estate owned

      (8)   Bank only

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is intended to assist in understanding our financial condition, and the results of operations for Willow Grove Bancorp, Inc. and its subsidiary Willow Grove Bank for the fiscal years ended June 30, 2002, 2001and 2000. The information in this section should be read in conjunction with the Company's Financial Statements and the accompanying Notes included elsewhere herein.

GENERAL

      Our net income is primarily based upon our net interest income, which is the difference between the income earned on interest-bearing assets and the interest paid on interest-bearing liabilities and the relative amount of our interest-earning assets to interest-bearing liabilities. Non-interest income and expenses, the provision for loan losses and income tax expense also affect our results of operations.

CRITICAL ACCOUNTING POLICIES

      The following discussion and analysis of our financial condition and results of operations is based upon consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent asset and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

      In management's opinion, the most critical accounting policies affecting our consolidated financial statements are:

      1. EVALUATION OF THE ALLOWANCE FOR LOAN LOSSES. The determination of the allowance for loan losses involves significant judgment and assumptions by management which may have a material impact on the carrying value of net loans and potential on the net income we recognize from period to period. For a description of the methods we use to determine our allowance for loan losses, see -K "Results of Operations - Provision for Loan Losses."

      2. ACCRUAL AND RECOGNITION OF INTEREST ON LOANS. These policies involve significant judgments and assumptions by management which may have a significant impact on the amount of interest income recognized from period to period. For a description of our policies for recognizing interest income on loans, see Note 1 (Summary of Significant Accounting Policies) of our audited consolidated financial statements at and for the fiscal year ended June 30, 2002.

      3. REALIZATION OF DEFERRED INCOME TAX ITEMS. Estimates of deferred tax assets and deferred tax liabilities make up the asset category titled "Net tax deferred asset." These estimates involve significant judgments and assumptions by management which may have a material affect on the carrying value of this asset for financial reporting purposes. For a more detailed description of these items and estimates, see Note 8 (Income Taxes) to our audited consolidated financial statements at and for the fiscal year ended June 30, 2002.

       The Notes to Consolidated Financial Statements identify other significant accounting policies used in the development and presentation of our financial statements. This discussion and analysis, the significant accounting policies and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

CHANGES IN FINANCIAL CONDITION

      GENERAL. Our total assets increased by $134.6 million, or 21.5%, to $759.7 million at June 30, 2002 compared to $625.1 million at June 30, 2001. This increase was primarily due to increases in securities, available for sale ($124.3 million) and held to maturity ($14.0 million) and cash and cash equivalents of $8.7 million. These increases were partially offset by a $10.3 million decrease in net loans receivable. The increase in total assets during the fiscal year ended June 30, 2002 was funded by a $32.7 million increase in deposits and a $37.9 million increase in borrowings from the Federal Home Loan Bank ("FHLB") of Pittsburgh and the additional equity capital raised in the April 2002 Reorganization and related stock offering.

      CASH AND CASH EQUIVALENTS. Cash and cash equivalents, which consist of cash on hand and in other banks in interest-earning and non-interest earning accounts, amounted to $32.0 million and $22.2 million at June 30, 2002 and 2001, respectively. Cash and cash equivalents are available as a source of funds for originations of new loans and purchases of additional securities investments.

      SECURITIES AVAILABLE FOR SALE. At June 30, 2002, we had securities that were classified available for sale ("AFS") totaling $254.5 million, compared to $130.4 million in AFS securities at June 30, 2001. During our fiscal year which ended June 30, 2002, interest rates on loans declined and many loans were repaid. These additional loan repayments were used in large part to purchase federal agency and mortgage-backed securities. In addition, we used a portion of the net proceeds from the April 2002 Reorganization and offering as well as advances from the FHLB for purchases of additional securities. Much of our securities portfolio has been classified as available for sale. This classification provides us the flexibility to sell securities prior to maturity, if, for example, we determine that our interest rate risk profile should be modified, or a sale would be desirable to change our liquidity position, or for other asset/liability management reasons. Securities classified as AFS are accounted for at fair value with unrealized gains and losses, net of tax, reflected as an adjustment to equity. Primarily as a result of a general decline in market interest rates, at June 30, 2002, we had unrealized gains on AFS securities of $3.0 million compared to unrealized losses on AFS securities of $48,000 at June 30, 2001.

      SECURITIES HELD TO MATURITY. In January 2002 we changed the classification on our municipal bond portfolio from available for sale to held to maturity based upon our intention and our ability to hold these securities until their maturity. Held to maturity securities are carried at amortized cost, and assets transferred from available for sale to held to maturity are transferred at fair value. Presently, additional purchases of municipal bonds are being classified as held to maturity. For several years prior to January 2002, we did not have any securities classified as held to maturity.

      LOANS. Our net loan portfolio declined to $443.9 million at June 30, 2002 from $454.2 million at June 30, 2001. This decrease of $10.3 million, or 2.3%, was due primarily to a decline in our single-family mortgage loan portfolio. Significant changes in the types of loans in our portfolio during the year ended June 30, 2002 were: an increase of $5.7 million (4.4%) in commercial real estate and multi-family residential mortgage loans; an increase of $1.6 million (5.7%) in construction mortgage loans; a $16.9 million (8.5%) decrease in single-family first mortgage loans and an $858,000 (4.3%) decrease in commercial business loans. During the year ended June 30, 2002, home equity loans decreased by $44,000 and other consumer loans increased $393,000. Our allowance for loan losses amounted to $4.6 million at June 30, 2002 representing a net increase of $313,000 (7.3%) from the allowance of $4.3 million at June 30, 2001.

      LOANS HELD FOR SALE. Mortgage loans originated or purchased with the intention of being sold into the secondary market are classified as held for sale and are carried at the lower of cost or market value with any unrealized loss reflected in the statements of income. At June 30, 2002, $1.6 million of fixed-rate, single-family residential mortgages were classified as held for sale compared to $2.6 million in loans classified as held for sale at June 30, 2001. Since fiscal 2001 we have become more active in the residential mortgage loan secondary market in an attempt to take advantage of market opportunities and realize gains upon the sale of loans.

      INTANGIBLE ASSETS. At June 30, 2002, the amount of our intangible assets totaled $990,000. This compares to $1.3 million at June 30, 2001. Our intangible assets are comprised of goodwill and a core deposit intangible, which resulted from the purchase of three branch offices in 1994. The goodwill is being amortized on a straight-line basis over a 12-year period while the core deposit intangible is being amortized over the remaining estimated period of benefit, currently estimated at approximately 10 years.

      DEPOSITS. Total deposits increased by $32.7 million, or 6.6%, to $529.8 million at June 30, 2002 compared to $497.0 million at June 30, 2001. At June 30, 2002, checking accounts totaled $103.0 million, representing an increase of $20.7 million or 25.1% compared to the balance of checking accounts at June 30, 2001 of $82.3 million.

Savings accounts increased approximately $14.7 million, or 25.0% to $73.2 million at June 30, 2002 compared to $58.6 million at June 30, 2001, and money market accounts increased $13.0 million or 37.3% to $47.8 million at June 30, 2002 compared to $34.8 million at June 30, 2001. At June 30, 2002, certificates of deposit, which comprise the largest component of our deposit portfolio, amounted to $305.8 million or 57.7% of our deposit portfolio. For the year ended June 30, 2002 certificates of deposit declined by $15.6 million. Certificates of deposit as a percent of total deposits were 64.7% at June 30, 2001. We believe the changes in our deposit portfolio are due to our efforts to increase core deposit accounts and balances through targeted marketing as well as many depositor's unwillingness to extend the maturity of their account into longer-term certificate of deposit accounts in the current interest rate environment.

      FEDERAL HOME LOAN BANK ADVANCES. We use advances from the FHLB of Pittsburgh as an additional source of funds to meet our loan demand, fund certain revenue enhancing investment strategies and for other asset/liability management purposes. At June 30, 2002, the total amount of these borrowings outstanding was $97.8 million, which is a $37.9 million increase from the $59.9 million outstanding at June 30, 2001. Of the total amount outstanding, $39.4 million and $19.0 million were outstanding in borrowings to fund revenue enhancement investment strategies at June 30, 2002 and 2001, respectively.

      STOCKHOLDERS' EQUITY. At June 30, 2002, our total stockholders' equity amounted to $124.3 million or 16.4% of assets compared to $60.4 million or 9.7% of assets at June 30, 2001. This increase of $63.9 million, or 105.9% was primarily due to the increased capital raised in our April 2002 Reorganization and related stock offering. Common equity (common stock plus additional paid-in capital) increased by $60.3 million. Other changes in stockholders' equity were due to $5.5 million in net income during the year ended June 30, 2002; a $1.9 million change in comprehensive income, which was the result of the change in the unrealized market value, net of tax, of available for sale securities from a $29,000 loss at June 30, 2001 to a gain of $1.9 million at June 30, 2002. In addition, each quarter we paid a cash dividend which dividend amounted to an aggregate of $1.3 million for the year ended June 30, 2002. Unallocated shares held by Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") increased to $6.9 million at June 30, 2002 compared to $2.1 million at June 30, 2001, as a result of $5.1 million in additional stock being purchased by the ESOP in the April 2002 Reorganization, which was partially offset by approximately $400,000 of amortization related to these plans which are currently being amortized over 15 and five years for the ESOP and RRP, respectively. As a result of the April 2002 Reorganization, all treasury shares we had previously acquired were canceled.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

      The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the years ended June 30, 2002, 2001 and 2000. The table also shows the average yields and costs on interest-earning assets and interest-bearing liabilities for each of the fiscal years and at June 30, 2002. To adjust nontaxable securities to a taxable equivalent, a 33%, 38% and 36% effective rate has been used for the fiscal years ending June 30, 2002, 2001, and 2000, respectively. Loans receivable include non-accrual loans.


                                               At                                                   For the Year Ended
                                         JUNE 30, 2002           JUNE 30, 2002                        JUNE 30, 2001
                                         ------------- ---------------------------------    ---------------------------------

                                                                                Average                              Average
                                             Yield/      Average                 Yield/       Average                 Yield/
(DOLLARS IN THOUSANDS)                        Cost       Balance      Interest    Cost        Balance      Interest    Cost
---------------------------------------- ------------- ---------------------------------    ---------------------------------
Interest-earning assets:
Loans receivable:
  Mortgage loans                              7.50%    $   419,327  $   32,682    7.79 %    $   417,547  $   33,412    8.00 %
  Consumer loans                              6.00          10,127         535    5.28            9,091         612    6.73
  Commercial business loans                   7.28          19,904       1,544    7.76           24,807       2,124    8.56
                                                       -----------  ----------              -----------  ----------
Total loans                                   7.46         449,358      34,761    7.74          451,445      36,148    8.01
Securities - taxable                          5.48         159,983       9,126    5.70          115,005       7,731    6.72
Securities - nontaxable - adjusted to a
  taxable equivalent yield                    6.74           7,451         507    6.80            2,751         183    6.65
Other interest-earning assets                 1.68          35,175         581    1.65           10,275         283    2.75
                                                       -----------  ----------              -----------  ----------
Total interest-earning assets                 6.56         651,967      44,975    6.90          579,476      44,345    7.64
Non-interest-earning assets                                 13,806                               14,078
                                                       -----------                          -----------
Total assets                                           $   665,773                          $   593,554
                                                       ===========                          ===========

Interest-bearing liabilities:
Deposits:
  NOW and money market accounts               1.59     $    80,507  $    1,346    1.67 %    $    62,292  $    1,464    2.35
  Savings accounts                            1.56          65,272       1,175    1.80           53,472       1,102    2.06
  Certificates of deposit                     3.93         313,117      14,810    4.73          300,064      17,806    5.93
                                                       -----------  ----------              -----------  ----------
Total deposits                                3.11         458,896      17,331    3.78          415,828      20,372    4.90
Total borrowings                              5.05          73,830       4,117    5.58           60,201       3,825    6.35
Total escrows                                 0.42           2,668          15    0.56            3,151          19    0.60
                                                       -----------  ----------              -----------  ----------
Total interest-bearing liabilities            3.40         535,394      21,463    4.01          479,180      24,216    5.05
Non-interest-bearing liabilities:
  Non-interest checking                                     52,194                               45,412
  Other                                                      5,658                                5,750
                                                       -----------                          -----------
Total liabilities                                          593,246                              530,342
Total equity                                                72,527                               63,212
                                                       -----------                          -----------
Total liabilities and equity                           $   665,773                          $   593,554
                                                       ===========                          ===========

Net interest-earning assets                            $   116,573                          $   100,296
                                                       ===========                          ===========
Net interest income                                                 $   23,512                           $   20,129
                                                                    ==========                           ==========
Net interest rate spread                                                          2.89%                                2.59%
                                                                                  ====                                 ====
Net interest margin                                                               3.61%                                3.46%
                                                                                  ====                                 ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                       121.77%                              120.93%
                                                                                ======                               ======


                                                       JUNE 30, 2002
                                             ---------------------------------

                                                                      Average
                                               Average                 Yield/
(DOLLARS IN THOUSANDS)                         Balance      Interest    Cost
----------------------------------------     ---------------------------------
Interest-earning assets:
Loans receivable:
  Mortgage loans                             $   400,267  $   31,564   7.89 %
  Consumer loans                                   7,463         552   7.40
  Commercial business loans                       18,667       1,857   9.95
                                             -----------  ----------
Total loans                                      426,397      33,973   7.97
Securities - taxable                              74,639       4,658   6.24
Securities - nontaxable - adjusted to a
  taxable equivalent yield                         2,280         149   6.54
Other interest-earning assets                      7,006         170   2.43

Total interest-earning assets                5    10,322      38,950   7.62
Non-interest-earning assets                       12,772
                                             -----------
Total assets                                 $   523,094
                                             ===========

Interest-bearing liabilities:
Deposits:
  NOW and money market accounts              $    59,182  $    1,347   2.28
  Savings accounts                                50,987       1,049   2.06
  Certificates of deposit                        267,065      14,598   5.47
                                             -----------  ----------
Total deposits                                   377,234      16,994   4.50
Total borrowings                                  38,820       2,354   6.06
Total escrows                                      3,468          21   0.61
                                             -----------  ----------
Total interest-bearing liabilities               419,522      19,369   4.62
Non-interest-bearing liabilities:
  Non-interest checking                           37,638
  Other                                            3,836
                                             -----------
Total liabilities                                460,996
Total equity                                      62,098
                                             -----------
Total liabilities and equity                 $   523,094
                                             ===========

Net interest-earning assets                  $    90,800
                                             ===========
Net interest income                                       $   19,581
                                                          ==========
Net interest rate spread                                               3.00%
                                                                       ====
Net interest margin                                                    3.83%
                                                                       ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                            121.64%
                                                                     ======

RATE/VOLUME ANALYSIS

                                    Increase (decrease) in net interest income      Increase (decrease) in net interest income
                                    for the year ended June 30, 2002 compared       for the year ended June 30, 2001 compared
                                     to the year ended June 30, 2001 due to          to the year ended June 30, 2000 due to
                                   ---------------------------------------------   ----------------------------------------------
                                                            RATE/     INCREASE/                             RATE/     INCREASE/
(DOLLARS IN THOUSANDS)               RATE      VOLUME      VOLUME     (DECREASE)     RATE      VOLUME      VOLUME     (DECREASE)
---------------------------------- ---------- ---------- ----------- -----------   ---------- ---------- ---------- -------------
Interest-earning assets
Loans receivable
   Real estate loans               $  (869)    $   142    $    (3)     $  (730)     $   464     $ 1,363    $    20      $ 1,847
   Other consumer loans               (132)         70        (15)         (77)         (49)        120        (11)          60
   Business loans                     (200)       (420)        40         (580)        (259)        611        (84)         268
                                   -------     -------    -------      -------      -------     -------    -------      -------
Total loans                         (1,201)       (208)        22       (1,387)         156       2,094        (75)       2,175
Securities                          (1,079)      3,313       (455)       1,779          141       2,877         86        3,104
Other interest-earning assets         (114)        687       (275)         298           23          79         11          113
                                   -------     -------    -------      -------      -------     -------    -------      -------
Total net change in income on
 interest-earning assets            (2,394)      3,792       (708)         690          320       5,050         22        5,392
                                   -------     -------    -------      -------      -------     -------    -------      -------
Interest-bearing liabilities
Deposits
NOW and money market                  (424)        428       (122)        (118)          44          71          2          117
Savings accounts                      (139)        243        (31)          73            2          51          -           53
Certificates of deposit             (3,613)        775       (158)      (2,996)       1,250       1,804        154        3,208
                                   -------     -------    -------      -------      -------     -------    -------      -------
Total deposits                      (4,176)      1,446       (311)      (3,041)       1,296       1,926        156        3,378
Borrowings                            (468)        866       (106)         292          112       1,297         62        1,471
Advance payments for taxes
   and insurance                        (1)         (3)         -           (4)           -         (2)          -           (2)
                                   -------     -------    -------      -------      -------     -------    -------      -------

Total net change in expense on      (4,645)      2,309       (417)      (2,753)       1,408       3,221        218        4,847
                                   -------     -------    -------      -------      -------     -------    -------      -------
   interest-bearing liabilities
Change in net interest income      $ 2,251     $ 1,483    $  (291)     $ 3,443      $(1,088)    $ 1,829    $ (196)      $  545
                                   -------     -------    -------      -------      -------     -------    -------      -------

      The following table shows the effect of changing rates and volumes on net interest income for the years ended June 30, 2002 and 2001, compared to the prior fiscal year. Information provided shows the effect on net interest income of (1) rates (change in rate multiplied times prior volume), (2) volume (changes in volume times prior rate) and (3) rate/volume (change in rate times change in volume).

RESULTS OF OPERATIONS

      GENERAL. Net income for the year ended June 30, 2002 was $5.5 million compared to $157,000 and $4.8 million for the years ended June 30, 2001 and 2000, respectively. Fiscal 2002 net income increased compared to fiscal 2001 primarily due to a reduction in the provision for loan losses of $6.6 million and increases in net interest income of $3.3 million and non-interest income of $674,000. These were partially offset by increases in income tax expense of $2.7 million and non-interest expenses of $2.6 million. Fiscal 2001 operations were adversely affected by provisions for loan losses aggregating $7.9 million, primarily related to two non-performing commercial business loans

      NET INTEREST INCOME. Net interest income is determined by our interest rate spread (i.e., the difference between the yields on interest-earning assets and the rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing liabilities. Our average interest rate spread for the years ended June 30, 2002, 2001 and 2000 was 2.89%, 2.59% and 3.00%, respectively. Our net interest margin (i.e., net interest income expressed as a percentage of average interest-earning assets) was 3.61%, 3.46% and 3.83% for the same three fiscal years. The changes in our interest spread have been due primarily to the fluctuations in market interest rates whereby rates on our interest-earning assets and interest-bearing liabilities changed by different amounts and at different times. In fiscal year 2002, the average cost of our interest-bearing liabilities decreased by 104 basis points from 5.05% during fiscal 2001 to 4.01% during fiscal 2002. This was due primarily to the re-pricing of maturing certificates of deposits at lower rates. Because of the staggered and sometimes longer maturities of certificates of deposit, there usually is a lagging effect on our cost of funds when interest rates change. When interest rates fall, as they have recently, we continue to pay the higher rate on certificates of deposit until their maturity at which time they are re-priced to market conditions at the time of their maturity. During the fiscal year ended June 30, 2002, the average yield on our interest-earning assets declined by 74 basis points from 7.64% during fiscal 2001 to 6.90% during fiscal 2002. This decline was primarily due to increased balances in our securities portfolio at yields that are generally less than yields available to us on loans, as well as declines in the yields earned on our loan portfolio. The larger decline in our average cost of interest-bearing liabilities compared to the decline in the average yield on our interest-earning assets caused our interest rate spread to increase by 30 basis points to 2.89% for fiscal 2002 from 2.59% in fiscal 2001. During fiscal 2001 compared to fiscal 2000, the average yields on our shorter-term or adjustable rate assets declined at a faster pace and more quickly than rates on our interest-bearing liabilities. This contributed to the reduction of our spread from 3.00% in fiscal 2000 to 2.59% in fiscal 2001. Net interest margin for the fiscal year ended June 30, 2002 increased by 15 basis points to 3.61% primarily due to the increase in the percentage of average interest-earning assets to average interest-bearing liabilities. Average interest-earning assets increased by $72.5 million and were funded by increases in interest-bearing liabilities of $56.2 million and $16.0 million of non-interest-bearing liabilities and equity. In fiscal 2001 compared to fiscal 2000, net interest margin declined 37 basis points, due primarily to the increase in non-accrual loans and charge-offs which resulted in the reduction in the ratio of average interest-earning assets to average interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities was 121.77%, 120.93%, and 121.64% for fiscal years 2002, 2001 and 2000, respectively.

      For the fiscal year ended June 30, 2002, net interest income totaled $23.4 million compared to $20.1 million and $19.5 million in fiscal 2001 and 2000, respectively. The increase in fiscal 2002 compared to fiscal 2001 of $3.3 million or 16.4% was primarily due to decreases in rates paid on interest-bearing liabilities and increases in the amount of our average interest-earning assets, specifically securities. In fiscal year 2001 compared to fiscal 2000, the increase in net interest income of $545,000 or 2.8%, were primarily due to increase in average balances of interest-earning assets partially offset by the decrease in our interest rate spread.

      INTEREST INCOME. Interest income includes the interest earned on our various loans and securities, as well as yield adjustments for the premiums, discounts and deferred fees recorded in connection with the acquisition of these assets. Our total interest income for the year ended June 30, 2002 was $44.8 million compared to $44.3 million and $38.9 million for fiscal 2001 and 2000, respectively.

      The increase in interest income in fiscal 2002 compared to 2001 was $533,000, or 1.2%. This increase was primarily due to an increase of $49.7 million in the average balance of securities, which was partially offset by declining average yields on all of our interest-earning assets. During the year ended June 30, 2002 compared to the year ended June 30, 2001, the average balance of our loans receivable declined by $2.1 million. For fiscal 2002, the yield on average interest-earning assets dropped 74 basis points to 6.90% from 7.64% in fiscal 2001. The major factors for this decline were the decrease in the average yield on loans, which decreased 27 basis points from 8.01% to 7.74%, and the increase in the average balance of taxable securities outstanding together with a decline in the average yield earned on taxable securities from 6.72% to 5.70%. These yield declines were the result of the current interest rate environment, which has accelerated loan repayments which have been reinvested in lower yielding assets.

      The $5.4 million, or 13.9%, increase in interest income in fiscal 2001 compared to fiscal 2000 was due to a $3.2 million (65.4%) increase in interest on securities which was the result of a $40.8 million increase in the average balance of our securities, and an increase of $2.2 million in interest on loans which was due to a $25.0 million increase in the average balance of loans outstanding although the increase in the balance of loans outstanding and the interest earned on those loans was partially offset by increases in nonaccrual loans and loan charge-offs.

      INTEREST EXPENSE. Interest expense consists of the interest paid to our depositors on their interest-bearing accounts with us, and to a lesser extent, interest paid on funds borrowed from the FHLB and certain escrow accounts. For the fiscal year ended June 30, 2002, our total interest expense was $21.5 million compared to $24.2 million and $19.4 million, for the fiscal years ended June 30, 2001 and 2000, respectively.

      For the fiscal year ended June 30, 2002, interest expense decreased by $2.8 million, or 11.4% compared to the fiscal year ended June 30, 2001. This decrease was due to a $3.0 million decrease in interest paid on deposits primarily attributed to lower rates paid on our deposit accounts which was partially offset by a $292,000 increase in interest expense on borrowed money due mostly to larger average balances of borrowings outstanding during the fiscal year. Compared to fiscal 2001, our average cost of deposits for fiscal 2002 declined by 112 basis points from 4.90% to 3.78% while the average amount of interest-bearing deposits increased by $43.1 million from $415.8 million to $458.9 million. The average balance of borrowings outstanding during fiscal 2002 was $73.8 million compared to $60.2 million in fiscal 2001. The average cost of these borrowings for fiscal 2002 was 5.58% compared to 6.35% during fiscal 2001.

      The primary reason for the $4.8 million, or 25.0%, increase in interest expense for the year ended June 30, 2001 compared to fiscal 2000, was the increased cost associated with the larger average balances of outstanding deposits, along with an increase of the average rate paid on deposits. We also had larger outstanding average balances on borrowings combined with a higher average rate paid on those borrowings.

      During fiscal year 2002, the average balance of certificates of deposit ("CDs") increased $13.1 million to $313.1 million, a 4.4% increase compared to fiscal 2001. At June 30, 2002 and June 30, 2001, CDs made up 57.7% and 64.6%, respectively, of our total deposits. The average balance on our core deposit categories (interest and non-interest checking, savings and money market accounts) increased $36.8 million (22.8%) to $198.0 million during fiscal 2002 compared to an average balance of $161.2 million during fiscal 2001. Interest rates on core deposits are typically significantly less than rates paid on CDs. We believe that increasing our core deposits as a percentage of total deposits should decrease our weighted average cost of funds in a stable interest rate environment.

      PROVISION FOR LOAN LOSSES. We establish provisions for loan losses, which are charges to our operating results, in order to maintain our total allowance for losses at a level that we deem adequate to absorb known and unknown losses which are both probable and can be reasonably estimated. Our determination of the adequacy of the allowance is based upon an evaluation of our loan portfolio, loss experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. The amount of our allowance for loan loss is only an estimate and actual losses may vary from these estimates. We assess our allowance for loan loss at least quarterly and make any necessary adjustment to maintain our allowance for loss at a level deemed adequate. For the years ended June 30, 2002, 2001 and 2000, our provisions for loan losses were $1.2 million, $7.9 million and $706,000, respectively. In fiscal 2002, we charged-off a total of $954,000 of loans, of which $769,000 ware commercial business loans, $173,000 in consumer loans and $12,000 in mortgage loans. Included in the amount of business loans charged-off was the $545,000 remaining balance on one of the two business loans charged off in fiscal 2001. This was the result of deterioration of the equity position we had in the remaining collateral. During fiscal 2001 we incurred charges of $5.3 million and $1.9 million specifically related to two commercial business loans whose pre-impairment balances were $6.7 million and $2.0 million, respectively.

      At June 30, 2002, the amount of our allowance for loan losses was $4.6 million compared to $4.3 million at June 30, 2001. We believe that the allowance for loan loss at June 30, 2002 was appropriate given, among other things, the continuing growth of certain sectors of our loan portfolio and the inherent credit risk associated with our loan portfolio diversification into other than single-family residential loans. The percentage of the allowance for loss to loans increased to 1.03% at June 30, 2002 compared to 0.94% at June 30, 2001.

      We believe that the allowance for loss was adequate at June 30, 2002 based upon the facts and circumstances known to us at that date. No assurance can be made that additional provisions may not be needed in future periods, which could adversely affect our results of operations. Regulatory agencies, in the course of their regular examinations, review the allowance for loss and carrying value of non-performing assets. No assurance can be given that these agencies might not require changes to the allowance for losses in the future.

      NON-INTEREST INCOME. Non-interest income is comprised of account service fees and charges, loan servicing fees, and realized gains and losses on assets available or held for sale. Total non-interest income for the years ended June 30, 2002, 2001, and 2000 was $2.5 million, $1.8 million and $1.1 million, respectively. The increase in non-interest income of $674,000 or 37.7% for fiscal 2002 compared to fiscal 2001, was due primarily to realized gains on loans held for sale and securities available for sale and increases in services fees and charges. Gains on sales of loans were $519,000 in fiscal 2002 compared to $381,000 in fiscal 2001 while gains on available for sale securities were $310,000 in fiscal 2002 compared to a loss of $15,000 in fiscal 2001. These increases were the result of our continuing efforts to sell a portion of the single-family fixed rate loans we originate and re-positioning our securities portfolio in our efforts to meet our asset/liability management strategies. Increases in account service charges and fees are the result of a larger number of accounts and transaction volume. During fiscal year 2001, we realized gains on sales of investments amounting to $243,000, but this was negatively impacted by a $258,000 adjustment on equity investments in accordance with SFAS 115 whereby unrealized losses deemed to be other than temporary are recorded as a realized loss.

      NON-INTEREST EXPENSE. The primary components of non-interest expense are compensation and employee benefits, occupancy and equipment expenses, data processing, deposit account services and a variety of other expenses. For the years ended June 30, 2002, 2001, and 2000, non-interest expense totaled $16.5 million, $13.9 million and $12.1 million, respectively. The primary reason for the increase in non-interest expenses in fiscal 2002 was due to a $1.5 million increase in compensation and employee benefits, a $407,000 increase in occupancy and equipment expense and a $163,000 increase in advertising expense.

      Compensation and benefits expenses totaled $9.5 million, $8.0 million and $7.0 million, respectively, for the fiscal years ended June 30, 2002, 2001, and 2000. Some of the factors affecting the increase in compensation and benefits include our continued efforts in opening new branches, increases in costs for back office support to our lending functions and costs of stock benefit plans that have increased due to the appreciation of our stock value. Our ESOP records benefit expense based upon the market value of our stock at the reporting period date. Due to the increases in our stock price, our ESOP expense was $338,000, $138,000 and $81,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Expenses relating to our RRP were $162,000, $162,000 and $108,000 fiscal years 2002, 2001 and 2000, respectively. As part of the April 2002 Reorganization additional shares of our common stock were acquired by the ESOP trust and are being amortized over a 15-year period. In April 2002, we opened our thirteenth branch office in Holland, Bucks County. During fiscal 2002 we also incurred full year expenses for our Southampton branch office which we opened in May 2001. At June 30, 2002, we had 238 full and part-time employees compared to 211 at June 30, 2001.

      Occupancy and furniture and equipment expenses were $2.2 million, $1.8 million and $1.4 million for the fiscal years ended June 30, 2002, 2001, and 2000, respectively. The $407,000 increase in fiscal 2002 compared to fiscal 2001 was primarily due to our branch expansion. Advertising expenses for fiscal 2002, 2001 and 2000 were $567,000, $404,000 and $370,000, respectively. Increases in advertising expenses were due to expenses relating to branch openings and targeted marketing campaigns.

      For the fiscal years ended June 30, 2002, 2001, and 2000, amortization of intangible assets was $274,000, $276,000 and $410,000, respectively; data processing expenses were $666,000, $563,000, and $525,000, respectively, deposit account service expenses were $789,000, $675,000, and $593,000, respectively, and professional fees were $650,000, $576,000 and $244,000, respectively. Increases in professional fees in fiscal 2002 and 2001 were primarily related to costs associated with workout, analysis and review of non-performing assets. For the fiscal years ended June 30, 2002, 2001, and 2000, other expenses, which include miscellaneous operating items, were $1.6 million, $1.4 million and $1.2 million, respectively, other expenses increased primarily due to our growth and diversification efforts.

      INCOME TAX PROVISION/(BENEFIT). Expense for income taxes amounted to $2.7 million for the year ended June 30, 2002. This compares to a tax benefit of $32,000, and tax expense of $3.0 million for the years ended June 30, 2001 and 2000, respectively. A significant reduction in pre-tax income caused by the large provisions for loan losses that were made in fiscal 2001 was the primary reason for the variances in our provision for income tax. The effective tax rates for fiscal 2002, 2001 and 2000 were 33.00%, (26.00)% and 38.00%, respectively.

LIQUIDITY AND COMMITMENTS

      Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. We have also utilized outside borrowings, primarily from the FHLB of Pittsburgh as an additional funding source.

      We use our liquidity resources to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2002, we had outstanding approved loan commitments totaling $40.2 million and certificates of deposit maturing within the next twelve months amounting to $218.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be reinvested in the Bank.

      Due to the interest rate environment, during the year ended June 30, 2002 we experienced increases in the amount of prepayments of loans and mortgage-backed securities as borrowers repaid higher rates and refinanced those loans at lower rates. We also experienced an increase in the amount of bonds with call provisions having those call provisions exercised by the issuer to take advantage of a lower borrowing cost. These accelerated repayments have increased our liquidity.

      We recently have also increased our use of borrowings from the FHLB of Pittsburgh as a cost effective means to obtain funds at varying maturities to match certain asset cash flows. Our outstanding borrowings from the FHLB of Pittsburgh have increased to $97.8 million at June 30, 2002 compared to $59.9 million at June 30, 2001. Under terms of our borrowing agreement with the FHLB of Pittsburgh, we pledge certain residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for these advances. At June 30, 2002, we had $299.5 million in additional borrowing capacity available from the FHLB of Pittsburgh.

      We have not used and currently are not intending to use any significant off-balance sheet financing arrangement for liquidity purposes. Our financial assets with off-balance sheet risk are limited to our obligation to fund loans to borrowers pursuant to existing loan commitments. Additionally, we have not had any transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could affect our liquidity or capital resources, nor do we, or currently intend to, engage in trading commodity contracts.

      We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

IMPACT OF INFLATION AND CHANGING PRICES

      The financial statements, accompanying notes, and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK

      The market value of assets and liabilities, as well as future earnings, can be affected by interest rate risk. Market values of financial assets have an inverse relationship to rates, i.e., when interest rates rise, the market value of many of the Company's assets declines and when rates fall, the market value of many of the Company's assets rise. The primary assets of the Company are loans to borrowers who often have the ability to prepay their loan. Therefore, in a falling rate environment, the increase in the market value of the Company's assets is limited by this option for the borrower to prepay the loan.

      The ability to maximize net interest income is largely dependent upon the achievement of a positive interest spread that can be maintained during fluctuations in prevailing interest rates. Interest rate sensitivity gap ("gap") is a measure of the difference between interest-earning assets and interest-bearing liabilities that either mature or re-price within a specified time period. A gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities, and is considered negative when interest-bearing liabilities exceed interest-earning assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would generally result in an increase in net interest income, and a positive gap would result in a decrease in net interest income. This is usually the case; however, interest rates on differing financial instruments will not always change at the same time or to the same extent.

      The following gap table shows the amount as of June 30, 2002 of assets and liabilities projected to mature or re-price within various time periods. This table includes certain assumptions we have made that affect the rate at which loans will prepay and the duration of core deposits. Changes in interest rates may affect these assumptions which would impact our gap position.

                                              0 to 3       3 to 12       1 to 3        3 to 5        over 5
                                              months        months        years        years         years          total
                                            ---------     ---------    ---------     ---------     ---------     ---------
                                                                         (DOLLARS IN THOUSANDS)

 Interest-earning deposits                  $  26,276     $       -    $       -     $       -     $       -     $  26,276
 Securities                                    36,248        58,781       50,546        51,109        71,976       268,660
 Fixed rate loans                              17,129        44,215       99,336        57,615        79,564       297,859
 Adjustable rate loans                         48,110        25,290       52,883        22,817         3,833       152,933
                                            ---------     ---------    ---------     ---------     ---------     ---------
 Total interest-earning assets                127,763       128,286      202,765       131,541       155,373       745,728
                                            ---------     ---------    ---------     ---------     ---------     ---------

 Certificates of deposit                    $  66,686     $ 151,633     $ 74,351      $ 13,137     $       -     $ 305,807
 Other interest-bearing deposits                1,512         4,479       11,498        10,348       133,178       161,015
 Borrowed money                                 1,468        14,400       15,366        26,590        40,000        97,824
 Escrow accounts                                  800             -            -             -             -           800
                                            ---------     ---------    ---------     ---------     ---------     ---------
 Total interest-bearing liabilities            70,466       170,512      101,215        50,075       173,178       565,446
                                            ---------     ---------    ---------     ---------     ---------     ---------

 Excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities               $  57,297     $ (42,226)   $ 101,550     $  81,466     $ (17,805)    $ 180,282

 Cumulative excess (deficiency) of
 interest-earning assets over
 interest-bearing liabilities               $  57,297     $  15,071    $ 116,621     $ 198,087     $ 180,282     $ 360,564

 Cumulative excess (deficiency) of
 interest-earning assets to
 interest-bearing liabilities as a
 percent of total assets                         7.54%         1.98%       15.35%        26.07%        23.73%        47.46%

 Ratio of interest-earning assets to
 interest-bearing liabilities                  181.31%        75.24%      200.33%       262.69%        89.72%       131.88%

 Cumulative ratio of interest-earning
 assets to interest-bearing liabilities        181.31%       106.25%      134.08%       150.50%       131.88%

      At June 30, 2002, the ratio of the cumulative interest-earning assets maturing or re-pricing in one-year or less to interest-bearing liabilities maturing or re-pricing in one-year or less is 106.25%, which results in a cumulative one-year gap to total assets ratio of 1.98%.

      We have adopted asset/liability management policies designed to quantify the interest rate risk caused by mismatches in the maturities and re-pricing of our interest-earning assets and interest-bearing liabilities. These interest rate risk and asset/liability management actions are taken under the guidance of the Asset/Liability Management Committee ("ALCO"). The ALCO's purpose is to communicate, coordinate and control asset/liability management consistent with our business plan and Board approved policies. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The ALCO meets at least quarterly and monitors the volume and mix of assets and funding sources taking into account the relative costs and spreads, the interest rate sensitivity gap and liquidity needs. The ALCO also reviews economic conditions and interest rate projections, current and projected liquidity needs and capital positions, anticipated changes in the mix of assets and liabilities, and interest rate exposure limits versus current projections pursuant to gap analysis and interest income simulations. At each meeting, the ALCO will recommend changes in strategy as appropriate. Interest rate risk issues are also discussed by the Board of

Directors on a regular basis. Management meets weekly to monitor progress in achieving asset/liability targets approved by the Board, particularly the type and rate on asset generation and sources of funding.

      In order to manage our assets and liabilities and improve our interest rate risk position, emphasis has been placed on the origination of assets with shorter maturities or adjustable rates such as commercial and multi-family real estate loans, construction loans, commercial business loans and home equity loans. At the same time, other actions include attempts to increase our core deposits and the use of FHLB advances as additional sources of funds. We also classify a portion of the longer-term fixed rate loans we originate as held for sale. During the years ended June 30, 2002 and 2001, we sold fixed rate mortgage loans totaling $77.8 million and $92.4 million, respectively.

      The ALCO regularly reviews interest rate risk by, among other things, examining the impact of alternative interest rate environments on net interest income and net portfolio value ("NPV"), and the change in NPV. NPV is the difference between the market value of assets and the market value of liabilities and off-balance sheet items under various interest rate scenarios. Sensitivity is the difference (measured in basis points) between the NPV to assets ratio at market rate and the NPV to assets ratio determined under each rate scenario. The ALCO monitors both the NPV and sensitivity according to guidelines established by the Office of Thrift Supervision ("OTS") in Thrift Bulletin 13A "Management of Interest Rate Risk, Investment Securities and Derivative Activities," and board approved limitations.

      Presented below, as of June 30, 2002 and 2001, is an analysis of the interest rate risk position as measured by NPV and sensitivity based upon various rate scenarios. These values have been obtained from data submitted by the Bank to the OTS. The OTS performs scenario analysis to estimate current or base case economic value and estimates NPV that would result from instantaneous, parallel shifts of the yields on various financial instruments of plus and minus 100, 200 and 300 basis points. The model does not value new business activities. It only provides an estimate of economic value at a point in time and the economic value of the same portfolio under the above referenced interest rate scenarios.

                    Estimated change in NPV and Sensitivity
                                At June 30, 2002

                                                          Net Portfolio Value
                                              ---------------------------------------------
                                                 Amount of       Percent of        To
                                                   Change          Change        Assets     Sensitivity
                                                   ------          ------        ------     -----------
                                               (in thousands)
Hypothetical change in interest rates
    up 300 basis points                          $(48,118)          (45)%         8.12%       (556) bp
    up 200 basis points                           (32,180)          (30)         10.05        (362)
    up 100 basis points                           (15,623)          (15)         11.96        (172)
    no change - base case                               -             -          13.68           -
    down 100 basis points                            9,613            9          14.68         100
    down 200 basis points                              n/a           n/a          n/a          N/a
    down 300 basis points                              n/a           n/a          n/a          N/a

      Due to the level of current interest rates, no values are calculated for hypothetical rate scenarios of down 200 or down 300 basis points.

                     Estimated change in NPV and Sensitivity
                                At June 30, 2001

                                                          Net Portfolio Value
                                              ---------------------------------------------
                                                 Amount of       Percent of        To
                                                   Change          Change        Assets     Sensitivity
                                                   ------          ------        ------     -----------
                                              (in thousands)
Hypothetical change in interest rates
    up 300 basis points                          $(36,730)          (54)%         5.23%       (534) bp
    up 200 basis points                           (24,791)          (36)          7.05        (352)
    up 100 basis points                           (12,319)          (18)          8.86        (171)
    no change - base case                                -            -          10.56          -
    down 100 basis points                            8,602           13          11.70         113
    down 200 basis points                           14,365           21          12.43         186
    down 300 basis points                           20,473           30          13.19         263

      The additional investment in the Bank by the Company as a result of the April 2002 Reorganization and related subscription offering is the primary reason for the increase in the NPV ratio at market levels from 10.56% to 13.68% at June 30, 2001 and 2002, respectively. There was a small change of 10 basis points from (352) to (362) at June 30, 2001 and 2002, respectively, in the sensitivity measure in the plus 200 basis point rate scenario at the same dates. This indicates that in the aggregate we did not significantly increase or decrease our interest rate risk as measured by NPV during the fiscal year ended June 30, 2002.

      NPV is more sensitive and may be more negatively impacted by rising interest rates than by declining rates. This occurs primarily because as rates rise, the market value of long-term fixed rate assets, like fixed rate mortgage loans, declines due to both the rate increase and slowing prepayments. When rates decline, these assets do not experience similar appreciation in value. This is due to the decrease in the duration of the asset resulting from the increase in prepayments.

RECENT ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

      In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

      The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There was no impact on earnings, financial condition or equity upon adoption of Statement No. 142 on January 1, 2002.

ASSET RETIREMENT OBLIGATIONS

      In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

      This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. There is no expected impact on earnings, financial condition or equity upon adoption of Statement No. 143.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

      In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, the Statement retains the fundamental provisions of Statement No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

      This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary.

      The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. There was no impact on earnings, financial condition or equity upon adoption of Statement No. 144 on January 1, 2002.

RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64

      In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, and an amendment of that Statement, FASB Statement No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS, along with rescinding FASB Statement No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS and amending FASB Statement No. 13, ACCOUNTING FOR LEASES. This Statement (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishment of debt, and (3) makes certain other technical corrections.

      The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. Early application of this Statement is encouraged. There is no expected impact on earnings, financial condition or equity upon adoption of Statement No. 145.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

      The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. There is no expected impact on earnings, financial condition or equity upon adoption of Statement No. 146.

SELECTED QUARTERLY FINANCIAL DATA

      The following table presents selected quarterly operating data for the fiscal years ended June 30, 2002 and 2001. Per share data for periods prior to April 3, 2002 have been adjusted to reflect the effect of the exchange of
2.28019 shares of the former Willow Grove Bancorp, Inc. common stock for each share of our common stock as a result of the April 2002 Reorganization.


(Unaudited)                                                  For the quarter ended
                                         6/30/02           3/31/02          12/31/01          9/30/01
                                         -------           -------          --------          -------
                                                 (Dollars in thousands, except per share data)
                                                 ---------------------------------------------

Total interest income                 $       11,637    $      10,649     $      11,014     $      11,518
Total interest expense                         4,980            4,913             5,536             6,034
Net interest income                            6,657            5,736             5,478             5,484
Provision for loan loss                          118              100               620               374
Total non-interest income                        406              561               958               536
Total non-interest expense                     4,533            4,199             3,938             3,785
Income tax expense                               803              640               626               621
Net income                            $        1,609    $       1,358     $       1,252     $       1,240
Earnings per share
    Basic                                      $0.18            $0.12             $0.12             $0.11
    Diluted                                    $0.15            $0.12             $0.11             $0.11


                                                             For the quarter ended
                                         6/30/01           3/31/01          12/31/00          9/30/00
                                         -------           -------          --------          -------
                                                 (Dollars in thousands, except per share data)
                                                 ---------------------------------------------

Total interest income                 $       11,241    $      11,050     $      11,114     $      10,880
Total interest expense                         6.089            6,128             6,192             5,807
Net interest income                            5,152            4,922             4,922             5,073
Provision for loan loss                          638            2,742             4,366               110
Total non-interest income                        275              550               618               344
Total non-interest expense                     3,573            3,530             3,383             3,369
Income tax expense (benefit)                     404            (312)             (821)               697
Net income (loss)                     $          812    $       (508)     $     (1,388)     $       1,241
Earnings (loss) per share
    Basic                                      $0.07          $(0.05)           $(0.13)             $0.11
    Diluted                                    $0.07          $(0.05)           $(0.12)             $0.11

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Management's Responsibility for Financial Reporting...page       52
            Independent Auditors Report...........................           53
            Consolidated Statement of Financial Condition.........           54
            Consolidated Statement of Income......................           55
            Consolidated Statements of Changes in Stockholders'
                Equity and Comprehensive Income...................           56
            Consolidated Statement of Cash Flows..................        57-58
            Notes to Consolidated Financial Statements............        59-83

Willow Grove Bancorp, Inc.


                                MANAGEMENT REPORT

FINANCIAL STATEMENTS
Willow Grove Bank (the "Bank") is responsible for the preparation, integrity and fair presentation of its published financial statements as of June 30, 2002, and the year then ended. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and as such, include amounts, some of which are based on judgments and estimates of management.

INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and the Office of Thrift Supervision instructions for Thrift Financial Reports ("TFR instructions"). This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management assessed the Bank's internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and TFR instructions as of June 30, 2002. This assessment was based on criteria for effective internal control over financial reporting described in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2002, Willow Grove Bank maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles and call report instructions.

COMPLIANCE WITH LAWS AND REGULATIONS
Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Willow Grove Bank complied, in all significant respects, with the designated laws and regulations relating to safety and soundness for the year ended June 30, 2002.


/S/ Frederick A. Marcell Jr.                   /S/ Christopher E. Bell
---------------------------------------        ---------------------------------
PRESIDENT AND CHIEF EXECUTIVE OFFICER          SENIOR VICE PRESIDENT AND
                                               CHIEF FINANCIAL OFFICER


July 19, 2002

Independent Auditors' Report


To the Board of Directors and Stockholders of Willow Grove Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Willow Grove Bancorp, Inc. and subsidiary as of June 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willow Grove Bancorp, Inc. and subsidiary as of June 30, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/  KPMG LLP
---------------------------
Philadelphia, Pennsylvania
July 19, 2002

                           Willow Grove Bancorp, Inc.
                 Consolidated Statements of Financial Condition

                                                                                       At             At
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                        June 30, 2002  June 30, 2001
-------------------------------------------------------------------------------- -------------  -------------
Assets
Cash and cash equivalents:
  Cash on hand and non-interest-earning deposits                                 $       5,710  $       4,621
  Interest-earning deposits                                                             26,276         17,588
                                                                                 -------------  -------------
Total cash and cash equivalents                                                         31,986         22,209
Securities
  Available for sale (amortized cost of $251,651 and $130,406, respectively)           254,687        130,358
  Held to maturity (fair value of $14,117 and $0, respectively)                         13,973              -
Loans (net of allowance for loan losses of $4,626 and $4,313, respectively)            443,855        454,199
Loans held for sale                                                                      1,574          2,644
Accrued income receivable                                                                4,138          3,667
Property and equipment, net                                                              6,515          6,188
Intangible assets                                                                          990          1,263
Other assets                                                                             1,996          4,620
                                                                                 -------------  -------------
Total assets                                                                     $     759,714  $     625,148
                                                                                 =============  =============

Liabilities and Stockholders' Equity
Deposits                                                                         $     529,752  $     497,030
Federal Home Loan Bank advances                                                         97,824         59,885
Advance payments from borrowers for taxes                                                3,605          3,879
Accrued interest payable                                                                   868          1,146
Other liabilities                                                                        3,388          2,851
                                                                                 -------------  -------------
Total liabilities                                                                      635,437        564,791
                                                                                 -------------  -------------
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,285,096 and
  5,143,487 issued at June 30, 2002 and 2001, respectively)                                113             51
Additional paid-in capital                                                              82,521         22,265
Retained earnings -- substantially restricted                                           46,616         42,534
Accumulated other comprehensive income (loss)                                            1,881            (29)
Treasury stock at cost,  206,500 shares at June 30, 2001                                     -         (2,351)
Unallocated common stock held by
  Employee Stock Ownership Plan (ESOP)                                                  (6,420)        (1,494)
  Recognition and Retention Plan Trust (RRP)                                              (434)          (619)
                                                                                 -------------  -------------
Total stockholders' equity                                                             124,277         60,357
                                                                                 -------------  -------------
Total liabilities and stockholders' equity                                       $     759,714  $     625,148
                                                                                 =============  =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           Willow Grove Bancorp, Inc.
                        Consolidated Statements of Income

                                                                      For the year ended
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)          June 30, 2002    June 30, 2001     June 30, 2000
------------------------------------------------------ ------------- -------------------- -------------
Interest and dividend income:
 Loans                                                 $      34,761     $      36,148    $      33,973
 Securities, primarily taxable                                10,057             8,137            4,920
                                                       -------------     -------------    -------------
Total interest income                                         44,818            44,285           38,893
                                                       -------------     -------------    -------------
Interest expense:
 Deposits                                                     17,331            20,372           16,994
 Borrowings                                                    4,117             3,825            2,354
 Advance payments from borrowers for taxes                        15                19               21
                                                       -------------     -------------    -------------
Total interest expense                                        21,463            24,216           19,369
                                                       -------------     -------------    -------------
Net interest income                                           23,355            20,069           19,524
Provision for loan losses                                      1,212             7,856              706
                                                       -------------     -------------    -------------
Net interest income after provision for loan losses           22,143            12,213           18,818
                                                       -------------     -------------    -------------

Non-interest income:
 Service charges and fees                                      1,572             1,340            1,103
 Realized gain (loss) on sale of:
   Loans held for sale                                           519               381                -
   Securities available for sale                                 310               (15)             (46)
 Loan servicing income, net                                       60                81               45
                                                       -------------     -------------    -------------
Total non-interest income                                      2,461             1,787            1,102
                                                       -------------     -------------    -------------

Non-interest expense:
 Compensation and employee benefits                            9,472             8,004            7,026
 Occupancy                                                     1,270             1,087              935
 Furniture and equipment                                         894               670              507
 Federal insurance premium                                        89                88              153
 Amortization of intangible assets                               274               276              410
 Data processing                                                 666               563              525
 Advertising                                                     567               404              370
 Community enrichment                                            173               150              150
 Deposit account services                                        789               675              593
 Professional fees                                               650               576              244
 Other expense                                                 1,611             1,382            1,163
                                                       -------------     -------------    -------------
Total non-interest expense                                    16,455            13,875           12,076
                                                       -------------     -------------    -------------

Income before income taxes                                     8,149               125            7,844
Income tax expense (benefit)                                   2,690               (32)           3,001
                                                       -------------     -------------    -------------
Net Income                                             $       5,459     $         157    $       4,843
                                                       =============     =============    =============

Earnings per share:
 Basic                                                         $0.53             $0.01            $0.43
 Diluted                                                       $0.51             $0.01            $0.43

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       Willow Grove Bancorp, Inc.
                         Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income


                                                                                ACCUMULATED
                                                          ADDITIONAL               OTHER                 COMMON STOCK
                                                   COMMON   PAID IN   RETAINED  COMPREHENSIVE   TREASURY  ACQUIRED BY     TOTAL
(DOLLARS IN THOUSANDS,  EXCEPT PER SHARE DATA)     STOCK    CAPITAL   EARNINGS   INCOME(LOSS)    STOCK   BENEFIT PLANS   EQUITY
------------------------------------------------- -------- --------- --------- --------------- -------- --------------- --------
 Balance - June 30, 1999                               51    22,295     39,211        (1,412)         -       (1,703) 5    8,442
 Net income                                             -         -      4,843             -          -            -       4,843
 Other comprehensive loss                               -         -          -          (928)         -            -        (928)
 Common stock (89,635 shares) acquired by RRP           -         -          -             -          -         (929)       (929)
 ESOP shares committed to be released                   -        (9)         -             -          -           90          81
 Amortization of RRP shares                             -       (16)         -             -          -          124         108
 Treasury stock acquired (22,500 shares at cost)        -         -          -             -       (211)           -        (211)
 Cash dividends paid - ($0.36 per share)                -         -       (763)            -          -            -        (763)
                                                    -----   -------   --------    ----------   --------   ----------  ----------
 Balance - June 30, 2000                            $  51    22,270     43,291        (2,340)      (211)      (2,418) $   60,643
 Net income                                             -         -        157             -          -            -         157
 Other comprehensive income                             -         -          -         2,311          -            -       2,311
 ESOP shares committed to be released                   -        18          -             -          -          119         137
 Amortization of RRP shares                             -       (23)         -             -          -          186         163
 Treasury stock acquired ( 206,500 shares
   at cost)                                             -         -          -             -     (2,140)           -      (2,140)
 Cash dividends paid - ($0.44 per share)                -         -       (914)            -          -            -        (914)
                                                    -----   -------   --------    ----------   --------   ----------  ----------
 Balance - June 30, 2001                            $  51    22,265     42,534           (29)    (2,351)      (2,113) $   60,357
                                                    -----   -------   --------    ----------   --------   ----------  ----------
 Net income                                             -         -      5,459             -          -            -       5,459
 Other comprehensive income                             -         -          -         1,910          -            -       1,910
 Issuance of 6,414,125 $.01 par shares of
   common stock                                        64    64,077          -             -          -            -      64,141
 Exchange of common stock due to reorganization        (2)        3          -             -          -            -           1
 Payment of Deferred Acquisition Costs                  -    (1,788)         -             -          -            -      (1,788)
 Common stock (513,130 shares) acquired by ESOP         -         -          -             -          -       (5,131)     (5,131)
 MHC Capital Consolidation                                       97                                                           97
 Exercise of Stock Options                                        6                                                            6
 ESOP shares committed to be released                   -       133          -             -          -          205         338
 Amortization of RRP shares                             -       (24)         -             -          -          185         161
 Treasury stock acquired (195,000 shares)                                                           104                      104
 Treasury stock retired                                 -    (2,247)         -             -      2,247            -           -
 Cash dividends paid - ($0.44 per share)                -         -     (1,378)            -          -            -      (1,378)
                                                    -----   -------   --------    ----------   --------   ----------  ----------
 Balance - June 30, 2002                            $ 113    82,522     46,615         1,881          -       (6,854) $  124,277
                                                    -----   -------   --------    ----------   --------   ----------  ----------


                                                                                                  For the year ended June 30,
                                                                                               ---------------------------------
                                                                                                 2002        2001        2000
                                                                                                 ----        ----        ----
 Net unrealized gains (losses) on securities available for sale arising during the period      $  2,220   $    2,326  $     (957)
 Less:  reclassifications adjustment for gains (losses) included in net income                      310          (15)        (29)
                                                                                               --------   ----------  ----------
 Other comprehensive income (loss)                                                                1,910        2,311        (928)
 Net income                                                                                       5,459          157       4,843
                                                                                               --------   ----------  ----------
 Comprehensive income                                                                          $  7,369   $    2,468  $    3,915
                                                                                               --------   ----------  ----------

See accompanying Notes to consolidated financial statements.

                           Willow Grove Bancorp, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the year ended June 30,
                                                                    -----------------------------------
 (DOLLARS IN THOUSANDS)                                                2002        2001        2000
------------------------------------------------------------------     ----        ----        ----
 Net cash flows from operating activities:
 Net income                                                          $   5,459   $     157    $   4,843
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
 Depreciation                                                              883         722          575
 Amortization of premium and accretion                                     228        (283)          12
       of discount, net
 Amortization of intangible assets                                         273         277          410
 Provision for loan losses                                               1,212       7,856          706
 Gain on sale of loans available for sale                                 (519)       (381)           -
 (Gain) loss on sale of securities available for sale                     (310)         15           46
 Increase (decrease) in deferred loan fees                                  71        (109)        (101)
 Increase in accrued income receivable                                    (471)       (872)        (276)
 Decrease (increase) in other assets                                     1,756      (2,127)        (153)
 (Decrease) increase in accrued interest payable                          (278)       (328)         768
 Deferred income tax benefit                                              (304)       (244)        (327)
 Increase (decrease) in other liabilities                                  537         (56)          86
 Expense of ESOP and RRP                                                   501         300          189
 Originations and purchases of                                         (76,188)    (59,477)     (35,753)
       loans available for sale
 Proceeds from sale of loans available for sale                         77,777      92,967            -
                                                                     ---------   ---------    ---------
 Net cash provided by (used in) operating activities                    10,627      38,417      (28,975)
                                                                     ---------   ---------    ---------

 Cash flows from investing activities:
 Net decrease (increase) in loans                                        9,061     (37,152)     (50,915)
 Purchase of securities available for sale                            (247,796)   (112,926)      (7,098)
 Proceeds from sales, calls and maturities                              83,947      42,705       11,477
       of securities available for sale
 Principal repayments of securities                                     28,655      14,374        3,568
       available for sale
 Proceeds from sale of other                                               157         147          281
       real estate owned
 Purchase of property and equipment                                     (1,210)       (678)      (1,672)
                                                                     ---------   ---------    ---------
 Net cash used in investing activities                                (127,186)    (93,530)     (44,359)
                                                                     ---------   ---------    ---------

 See accompanying notes to consolidated financial statements.

                           Willow Grove Bancorp, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                             For the year ended June 30,
                                                                         ------------------------------------
 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                               2002         2001        2000
--------------------------------------------------------------------         ----         ----        ----

 Cash flows from financing activities:
 Net increase in deposits                                                    32,722      44,173      62,176
 Net increase (decrease) in advances                                              -       3,000      (2,000)
       with original maturity less than 90 days
 Increase in FHLB advances with                                              59,000      51,000      53,000
       original maturity greater than 90 days
 Repayment of FHLB advances with                                            (21,061)    (31,632)    (28,469)
       original maturity greater than 90 days
 Net (decrease) increase in advance                                            (274)       (846)        322
       payments from borrowers for taxes
 Dividends paid                                                              (1,378)       (914)       (763)
 Acquisition of stock for Recognition                                             -           -        (929)
       and Retention Plan
 Proceeds from stock issuance, net                                           57,223           -           -
 Issuance (purchase) of treasury stock                                          104      (2,140)       (211)
                                                                           --------    --------   ---------
 Net cash provided by financing activities                                  126,336      62,641      83,126
                                                                           --------    --------   ---------

 Net increase in cash and cash equivalents                                    9,777       7,528       9,792
 Cash and cash equivalents:
 Beginning of year                                                           22,209      14,681       4,889
                                                                           --------    --------   ---------
 End of year                                                               $ 31,986    $ 22,209    $ 14,681
                                                                           ========    ========   =========

 Supplemental disclosures of cash and cash flow information
 Interest paid                                                             $ 21,741    $ 24,544    $ 18,601
 Income taxes paid                                                         $    805    $  2,275    $  2,909

 Noncash items:
 Change in unrealized gain (loss) on securities                               1,910       2,311        (928)
   available for sale (net of taxes of $1,122, ($1,423), and $545 in 2002, 2001 and 2000, respectively)


 See accompanying notes to consolidated financial statements.

                           Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Summary of Significant Accounting Policies

Description of Business

Willow Grove Bancorp, Inc. (the "Company") provides a full range of banking services through its wholly-owned subsidiary, Willow Grove Bank (the "Bank" or "Willow Grove") which has 13 branches in Dresher, Willow Grove, Maple Glen, Warminster (2), Hatboro, Huntington Valley, Roslyn, Philadelphia (2 - Somerton and Rhawnhurst), North Wales, Southampton and Holland, Pennsylvania. All of the branches are full-service and offer commercial and retail banking products and services. These products include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, business loans, real estate loans, and home equity loans. The Company is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

On April 3, 2002 Willow Grove Bank completed its reorganization from the two-tier mutual holding company form of organization to the stock form of organization (the "April 2002 Reorganization"). The former Willow Grove Bancorp, Inc. was a federally chartered mid-tier mutual holding company with approximately 56.9% of its stock being held by Willow Grove Mutual Holding Company and the remaining 43.1% being held by public shareholders. As part of the April 2002 Reorganization, the former Willow Grove Bancorp, Inc., the federal corporation was merged into Willow Grove Bank and the current Willow Grove Bancorp Inc., a Pennsylvania corporation was incorporated by the Bank for the purpose of becoming the holding company for the Bank. Willow Grove Bancorp, Inc., the new Pennsylvania corporation through a public subscription offering sold 6,414,125 shares of stock at $10.00 per share and issued 4,869,375 to the stockholders of Willow Grove Bancorp, Inc., the former federal corporation which represented an exchange of 2.28019 shares of its stock for each share of the former company. Willow Grove Bank is now the wholly-owned subsidiary of Willow Grove Bancorp, Inc., the Pennsylvania corporation. All per share data and information prior to April 3, 2002 refers to the former Willow Grove Bancorp, Inc., the federal corporation and has been restated to reflect the effect of the increased shares resulting from the share issuance and exchange resulting from the April 2002 Reorganization. For an interim period of time after the completion of the April 2002 Reorganization, our stock traded under the symbol "WGBCD", for all other periods the stock of both the former federal corporation and the current Pennsylvania corporation traded under the symbol "WGBC".

In September 2000, Willow Grove Investment Corporation ("WGIC"), a Delaware corporation was formed as a wholly owned subsidiary of the Bank to conduct the investment activities of the Bank.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The Company has prepared its accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") as applicable to the banking industry. Certain amounts in prior years are reclassified for comparability to the current year's presentation. The consolidated financial statements include the balances of the Company and its wholly owned subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenue and expense for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses.

RISKS AND UNCERTAINTIES

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk, and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on a different basis from its interest-earning assets. The Company's primary credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability to make contractually required payments. The

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's lending activities are concentrated in Pennsylvania. The largest concentration of the Company's loan portfolio is located in eastern Pennsylvania. The ability of the Company's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower's geographic region and the borrower's financial condition. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, the valuation of loans held for sale, securities available for sale and mortgage servicing assets. The Company is subject to certain regulations as further described herein and in note 12. Compliance with regulations causes the Company to incur significant costs. In addition, the possibility of future changes to such regulations presents the risk that future costs will be incurred which may impact the Company.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash and cash equivalents include cash and interest- bearing deposits with original maturities of three months or less.

The Company is required to maintain certain daily balances in accordance with Federal Reserve Bank requirements. The reserve balances maintained in accordance with such requirements at June 30, 2002 and 2001 were $6.5 million and $4.5 million, respectively. Such reserve requirements are satisfied through a combination of vault cash balances and sterile reserve deposits held at the Federal Home Loan Bank of Pittsburgh.

LOANS HELD FOR SALE

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market calculated on an aggregate basis, with any unrealized losses reflected in the statement of income. Loans transferred from loans held for sale to loans receivable are transferred at the lower of cost or market value at the date of transfer.

SECURITIES

The Company divides its securities portfolio into two segments: (a) held to maturity and (b) available for sale. Securities in the held to maturity category are carried at cost, adjusted for amortization of premiums and accretion of discounts, using the level yield method, based on the Company's intent and ability to hold the securities until maturity. Marketable securities included in the available for sale category are carried at fair value, with unrealized gains or losses which are temporary in nature, net of taxes, reflected as an adjustment to equity. Unrealized losses which are other than temporary in nature are reflected in the statement of operations. The fair value of marketable securities for sale is determined from publicly quoted market prices. Securities available for sale which are not readily marketable, which include Federal Home Loan Bank of Pittsburgh stock, are carried at cost which approximates liquidation value. Premiums and discounts on securities are amortized/accreted using the interest method.

At the time of purchase, the Company makes a determination of whether or not it will hold the securities to maturity, based upon an evaluation of the probability of future events. Securities, which the Company believes may be involved in interest rate risk, liquidity, or other asset/liability decisions, which might reasonably result in such securities not being held to maturity, are classified as available for sale. If securities are sold, a gain or loss is determined by the specific identification method and is reflected in the operating results in the period the trade occurs.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level that management considers adequate to provide for loan losses based on an evaluation of known and inherent risks in the loan portfolio. Management's judgement is based upon periodic evaluation of the portfolio, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment of information available to them at the time of their examination.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A loan is considered to be impaired when, based on current information, it is possible that the Company will not receive all amounts due in accordance with the contractual terms of the loan agreement. For purposes of applying the measurement criteria for impaired loans, the Company excludes large groups of smaller balance homogeneous loans, primarily consisting of residential real estate and consumer loans, as well as commercial loans with balances of less than $100,000. Such loans are evaluated collectively for impairment. Interest income recognition on impaired loans is the same as interest income recognition on non-accrual loans as described below. Cash receipts on impaired loans are generally applied to principal. A valuation allowance is established against impaired loans when the Company determines that the fair value of the loan or its related collateral is less than the recorded investment of the impaired loan.

MORTGAGE SERVICING RIGHTS

The Company recognizes mortgage servicing rights as assets, regardless of how such assets were acquired.

Impairment of mortgage servicing rights is assessed based upon a fair market valuation of those rights on a disaggregated basis. Impairment, if any, is recognized in the statement of income. There was no impairment in the mortgage servicing rights for the years ended June 30, 2002, 2001 and 2000.

LOANS, LOAN ORIGINATION FEES, AND UNCOLLECTED INTEREST

Loans are recorded at cost, net of unearned discounts, deferred fees, and allowances. Discounts or premiums on purchased loans are amortized using the interest method over the remaining contractual life of the portfolio, adjusted for actual prepayments. Loan origination fees and certain direct origination costs are deferred and amortized over the contractual life of the related loans using the level yield method.

Interest receivable on loans is accrued to income as earned. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest and reverse any accrued interest when principal or interest payments are delinquent more than 90 days (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the terms of the loan. Interest income on such loans is not accrued until the financial condition and payment record of the borrower demonstrates the ability to service the debt.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets which range from three to 40 years. Significant renovations and additions are capitalized. Leasehold improvements are depreciated over the shorter of the useful lives of the assets or the related lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

INTANGIBLE ASSETS

Intangible assets include a core deposit intangible and goodwill, which represents the excess cost over fair value of assets acquired and liabilities assumed. The core deposit intangible is being amortized to expense over a twelve-year life and goodwill is being amortized to expense over a period of ten years. The carrying amount of intangible assets at June 30, 2002 and 2001 is net of accumulated amortization of $3.2 million and $2.9 million, respectively.

INCOME TAXES

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plan and unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. At June 30, 2002 there were no antidilutive shares.

STOCK OPTIONS

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by statement No. 123, "Accounting for Stock-Based Compensation". As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement No. 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosures for stock option grants made in 1995 and subsequent years as if the fair value based method defined in Statement No. 123 had been applied.

RECENT ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

      In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

      The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. As the goodwill currently on the company's books is accounted for uder SFAS 72 there was no impact on earnings, financial condition or equity upon adoption of Statement No. 142 on January 1, 2002.

ASSET RETIREMENT OBLIGATIONS

      In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. There is no expected impact on earnings, financial condition or equity upon adoption of Statement No. 143.

IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

      In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, the Statement retains the fundamental provisions of Statement No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.

      This Statement supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, this Statement retains the requirement of Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary.

      The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. There was no impact on earnings, financial condition or equity upon adoption of Statement No. 144 on January 1, 2002.

RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64

      In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT, and an amendment of that Statement, FASB Statement No. 64, EXTINGUISHMENTS OF DEBT MADE TO SATISFY SINKING-FUND REQUIREMENTS, along with rescinding FASB Statement No. 44, ACCOUNTING FOR INTANGIBLE ASSETS OF MOTOR CARRIERS and amending FASB Statement No. 13, ACCOUNTING FOR LEASES. This Statement (1) eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, (2) eliminates the extraordinary item treatment of reporting gains and losses from extinguishment of debt, and (3) makes certain other technical corrections.

      The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. Early application of this Statement is encouraged. There is no expected impact on earnings, financial condition or equity upon adoption of Statement No. 145.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

      In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. There is no expected impact on earnings, financial condition or equity upon adoption of Statement No. 146.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)   Earnings Per Share

For the years ended June 30, 2002, 2001 and 2000 earnings per share, basic and diluted, were $0.53 and $0.51, $0.01 and $0.01, and $0.43 and $0.43, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.


                                                                    Year Ended June 30,
                                   ----------------------------------------------------------------------------------
                                             2002                        2001                         2000
                                             ----                        ----                         ----
                                      Basic        Diluted        Basic        Diluted        Basic         Diluted
                                   -----------   -----------   -----------   -----------    -----------   -----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

 Net income                        $     5,459   $     5,459   $       157   $       157    $     4,843   $     4,843
 Dividends on unvested                     (29)          (29)          (33)          (33)           (25)          (25)
                                   -----------   -----------   -----------   -----------    -----------   -----------
    stock awards
 Income available to common        $     5,430   $     5,430   $       124   $       124    $     4,818   $     4,818
     stock holders
 Weighted average                   10,335,262    10,335,262    10,972,607    10,972,607     11,172,828    11,172,828
     shares outstanding (1)
 Effect of dilutive securities:
 Options (1)                                 -       159,100             -        63,585              -         4,161
 Unvested stock awards (1)                   -       109,187             -       159,741              -       139,607
                                   -----------   -----------   -----------   -----------    -----------   -----------
 Adjusted weighted average
     shares used in earnings
     per share calculation (1)      10,335,262    10,603,549    10,972,607    11,195,933     11,172,828    11,316,596
                                   -----------   -----------   -----------   -----------    -----------   -----------

 Earnings per share (1)            $      0.53   $      0.51   $      0.01   $      0.01    $      0.43   $      0.43
                                   ===========   ===========   ===========   ===========    ===========   ===========

--------------------------------------------

(1) Data prior to April 3, 2002 adjusted for 2.28019 exchange ratio in connection with the April 3, 2002
      Reorganization and subscription offering.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)   Securities Available for Sale

Securities available for sale at June 30, 2002 and 2001 consisted of the following:

                                                                     June 30, 2002
                                           ---------------------------------------------------------------
                                                AMORTIZED    UNREALIZED      UNREALIZED      ESTIMATED
                                                   COST        GAINS           LOSSES       FAIR VALUE
                                                ---------      -------        --------       --------
                                                                (DOLLARS IN THOUSANDS)
 Held to maturity:
 Municipal bonds                                $  13,973      $   147        $     (3)      $ 14,117

 Available for sale:
 US government agency securities                   75,692        1,013             (12)        76,693
 Mortgage-backed securities
 FNMA                                              87,778        1,649               -         89,427
 FHLMC                                             40,820          303            (360)        40,763
 GNMA                                              37,847          495              (1)        38,341
 Equity securities                                  9,514                          (51)         9,463
                                                ---------      -------        --------       --------
 Total available for sale                         251,651        3,460            (424)       254,687
                                                ---------      -------        --------       --------

 Total securities                               $ 265,624      $ 3,607        $   (427)      $ 268,804
                                                ==========     =======        ========       =========


                                                                     June 30, 2001
                                           ---------------------------------------------------------------
                                                AMORTIZED    UNREALIZED      UNREALIZED      ESTIMATED
                                                   COST        GAINS           LOSSES       FAIR VALUE
                                                ---------      -------        --------       --------
                                                                (DOLLARS IN THOUSANDS)

 Available for sale:
 US government agency securities                $  43,722      $   391        $   (315)      $  43,798
 Mortgage-backed securities
 FNMA                                              22,002           61            (124)         21,939
 FHLMC                                             14,772          107             (71)         14,808
 GNMA                                              39,131          176            (220)         39,087
 Municipal bonds                                    2,903            6             (21)          2,888
 Equity securities                                  7,876            -             (38)          7,838
                                                ---------      -------        --------       ---------
 Total securities                               $ 130,406      $   741        $   (789)      $ 130,358
                                                =========      =======        ========       =========

Proceeds from the sales of securities available for sale for the years ended June 30, 2002, 2001, and 2000 were $23.6 million, $30.1 million and $9.5 million, respectively. Gross gains of $437,000, $260,000 and $57,000 were realized in fiscal 2002, 2001 and 2000 respectively. There were gross losses of $34,000, $17,000 and $103,000 in fiscal 2002, 2001 and 2000, respectively.
Additionally, we recognized losses of $93,000 and $258,000 in fiscal 2002 and 2001, respectively, resulting from other than temporary declining values of certain equity securities.

Accrued interest receivable on securities amounted to $2.0 million and $1.3 million at June 30, 2002 and 2001, respectively.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost and estimated fair value of securities available for sale at June 30, 2002, by contractual maturity, are shown below.

                                                            Securities by stated maturity
                                              -------------------------------------------------------------
                                                                                      After 10
                                                                         After 5       years
                                                        After 1 year      years      or with no
                                               1 year  but less than  but less than    stated
                                               or less     5 years       10 years      maturity     Total
                                              -------- -------------- -------------- ----------- ----------
                                                                (DOLLARS IN THOUSANDS)

 US government agency securities               $ 2,006     $ 60,745     $ 12,936     $   1,006   $   76,693
 Mortgage-backed securities                          -        5,106       18,901       144,524      168,531
 Municipal bonds                                     -            -        1,253        12,864       14,117
 Equity securities                                   -            -            -         9,463        9,463
                                               -------     --------     --------     ---------    ---------
 Total securities at fair value                  2,006       65,851       33,090       167,857      268,804
 Total securities at amortized cost            $ 2,002     $ 65,049     $ 32,499     $ 166,074    $ 265,624
                                               =======     ========     ========     =========    =========

The Company must maintain stock as a member of the Federal Home Loan Bank of Pittsburgh ("FHLB") of $5.0 million and $3.4 million as of June 30, 2002 and 2001, respectively.

For mortgage-backed securities, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay the obligation with or without call or prepayment penalties. Many of the Company's U.S. government agency securities are callable within one year.

As described in note 10, certain securities available for sale are maintained to collateralize advances from the FHLB.

(4)      Loans

Loans receivable as of June 30, 2002 and 2001 consisted of the following:

                                           June 30, 2002     June 30, 2001
                                           -------------     -------------
                                                (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family                            $     181,454     $     198,310
  Multi-family & commercial real estate          134,294           128,613
  Construction                                    29,306            27,724
  Home equity                                     75,016            75,060
                                           -------------     -------------
Total mortgage loans:                            420,070           429,707
Consumer loans                                    10,081             9,688
Commercial business loans                         19,067            19,925
                                           -------------     -------------
Total loans receivable                           449,218           459,320

Allowance for loan losses                         (4,626)           (4,313)
Deferred loan fees                                  (737)             (808)
                                           -------------     -------------
Loans receivable, net                      $     443,855     $     454,199
                                           =============     =============

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As described in note 10, certain loans are maintained to collateralize advances from the FHLB.

Included in loans receivable are loans on non-accrual status in the amounts of $4.0 million, $3.6 million and $1.2 million at June 30, 2002, 2001 and 2000, respectively. Interest income that would have been recognized on such non-accrual loans during the years ended June 30, 2002, 2001 and 2000, had they been current in accordance with their original terms was $257,000, $695,000, and $104,000, respectively.

As of June 30, 2002, 2001 and 2000, the Company had impaired loans with a total recorded investment of $3.4 million, $3.2 million and $390,000, respectively, and an average recorded investment for the years ended June 30, 2002, 2001 and 2000 of $1.8 million, $8.5 million and $107,000 respectively. Cash of $134,000, $648,000 and $24,000 was collected on these impaired loans during the years ended June 30, 2002, 2001 and 2000, respectively. Interest income of $80,000, $366,000 and $22,000 was recognized on such loans during the years ended June 30, 2002, 2001 and 2000, respectively. As of June 30, 2002, 2001 and 2000, there were no recorded investments in impaired loans for which there was a related specific allowance for credit losses

The following is a summary of the activity in the allowance for loan losses for the years ended June 30, 2002, 2001 and 2000:

                                                                 For the years ended June 30,
                                                --------------------------------------------------------------
                                                       2002                 2001                  2000
                                                -------------------   ------------------    ------------------
                                                                    (DOLLARS IN THOUSANDS)

 Balance, beginning of the period                   $     4,313          $      3,905          $     3,138
 Provisions for loan losses                               1,212                 7,856                  706
 Charge-offs                                               (954)               (7,449)                 (85)
 Recoveries                                                  55                     1                  146
                                                    -----------          ------------          -----------
 Balance, end of the period                         $     4,626          $      4,313          $     3,905
                                                    ===========          ============          ===========

(5)      Mortgage Servicing Activity

A summary of mortgage servicing rights activity follows:

                                                         For the years ended June 30,
                                         -------------------------------------------------------------
                                               2002                  2001                 2002
                                         ------------------    ------------------   ------------------
                                                            (DOLLARS IN THOUSANDS)

 Balance, beginning of the period           $       340          $        127          $       236
 Originated servicing rights                          -                   350                    -
 Amortization                                      (119)                 (137)                (109)
                                            -----------          ------------          -----------
 Balance, end of the period                 $       221          $        340          $       127
                                            ===========          ============          ==========

At June 30, 2002, 2001 and 2000, the Company serviced loans for others of $58.3 million, $91.5 million, and $64.3 million, respectively. Loans serviced by others for the Company as of June 30, 2002, 2001 and 2000 were $6.8 million, $6.9 million, and $3.9 million, respectively.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)   Deposits

Deposit balances by type consisted of the following at June 30, 2002, and 2001:

                                                                   JUNE 30, 2002                JUNE 30, 2001
                                                             ------------------------    ------------------------
                                                                          PERCENT OF                  PERCENT OF
                                                               AMOUNT        TOTAL         AMOUNT       TOTAL
                                                             ----------   -----------    ----------  ------------
                                                                           (DOLLARS IN THOUSANDS)

 Savings accounts (passbooks, statements, clubs)             $  73,218        13.8  %    $   58,566     11.8  %
 Money market accounts                                          47,752         9.0           34,788      7.0
 Certificates of deposit less than $100,000                    248,873        47.0          264,458     53.2
 Certificates of deposit greater than $100,000(1)               56,934        10.7           56,900     11.4
 Interest-bearing checking accounts                             40,045         7.6           31,825      6.4
 Non-interest-bearing checking accounts                         62,930        11.9           50,493     10.2
                                                             ---------      ------       ---------     -----
 Total                                                       $ 529,752       100.0   %   $ 497,030     100.0   %
                                                             =========      ======       =========     =====

----------------------------
(1) Deposit balances in excess of $100,000 are not federally insured.

While certificates of deposit are frequently renewed at maturity rather than paid out, a summary of certificates of deposit by contractual maturity and rate at June 30, 2002 is as follows:

                                                        Maturity Date
                           ----------------------------------------------------------------------
                                          Over six
                                            months       Over one       Over two
                           Six months    through one   year through   years through   Over three
                             or less         year        two years     three years       years
                           ----------     ----------     ---------      ---------      ---------
Interest rates:                                   (DOLLARS IN THOUSANDS)
----------------------

 0.00% - 2.99%             $  52,080       $  50,703      $   4,051      $      -      $       -
 3.00% - 3.99%                33,875          12,838         16,189         5,683          2,725
 4.00% - 4.99%                25,276           8,312         17,849        15,111          9,727
 5.00% - 6.99%                24,826           8,090         14,412           840            684
 7.00% and over                1,689             395            452             -              -
                           ----------     ----------      ---------      ---------     ---------
 Total                     $ 137,746       $  80,338      $  52,953      $ 21,634      $  13,136
                           =========       =========      =========      ========      =========

Interest expense on deposits for the years ended June 30, 2002, 2001 and 2000 consisted of the following:

                                         For the years ended June 30,
                                 -------------------------------------------
                                     2002            2001            2000
                                     ----            ----            ----
                                            (DOLLARS IN THOUSANDS)
 Savings accounts                 $   1,175        $   1,102      $   1,049
 Checking accounts                    1,346            1,464          1,347
 Certificates of deposit             14,810           17,806         14,598
                                  ---------        ---------      ---------
 Total                            $  17,331        $  20,372      $  16,994
                                  =========        =========      =========

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)   Property and Equipment

Amounts charged to operating expense for depreciation for the years ended June 30, 2002, 2001 and 2000 amounted to $883,000, $723,000 and $575,000, respectively.

                                                                  For the years ended June 30,
                                                                 -----------------------------------
                                                                      2002               2001
                                                                 ----------------   ----------------
                                                                       (DOLLARS IN THOUSANDS)
                                         Depreciable Life
                                         ----------------
 Land                                                              $      1,423       $      1,323
 Buildings                                 15 to 40 years                 5,513              4,604
 Furniture, fixtures and equipment         3 to 7 years                   5,078              4,877
                                                                   ------------       ------------
 Total                                                                   12,014             10,804
 Accumulated depreciated                                                 (5,499)            (4,616)
                                                                   ------------       ------------
 Property and equipment, net                                       $      6,515       $      6,188
                                                                   ============       ============

(8)   Income Taxes

The Small Business Job Protection Act of 1996, enacted on August 20, 1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. Upon repeal, the Company is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeds its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Company ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Company's total tax bad debt reserves at June 30, 2002 are approximately $7.0 million, of which $6.2 million represents the base year amount and $800,000 is subject to recapture. The Company has previously recorded a deferred tax liability for the amount to be recaptured; therefore, this recapture does not impact the statement of income.

Income tax expense (benefit) for the years ended June 30, 2002, 2001 and 2000 consisted of the following:

                                                         Current     Deferred      Total
                                                         -------     --------    ---------

                                                             (DOLLARS IN THOUSANDS)
 For the year ended June 30, 2002         Federal        $ 2,988     $   (304)   $   2,684
                                          State                6            -            6
                                                         -------     --------    ---------
                                          Total          $ 2,994     $  (304)    $   2,690
                                                         =======     ========    =========

 For the year ended June 30, 2001         Federal        $   203     $   (244)       $ (41)
                                          State                9            -            9
                                                         -------     --------    ---------
                                          Total          $   212     $   (244)   $     (32)
                                                         =======     ========    =========

 For the year ended June 30, 2000         Federal        $ 2,849     $   (327)   $   2,522
                                          State              479            -          479
                                                         -------     --------    ---------
                                          Total          $ 3,328     $   (327)   $   3,001
                                                         =======     ========    =========

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expense (benefit) for income taxes differed from that computed at the statutory federal corporate rate for the years ended June 30, 2002, 2001 and 2000 as follows:

                                       June 30, 2002              June 30, 2001              June 30, 2000
                                  -----------------------    -----------------------    -----------------------
                                                Percent                    Percent                    Percent
                                                 pretax                     pretax                    pretax
                                    Amount       income       Amount         income      Amount        income
                                  ---------    ----------    ---------     ---------    ---------    ----------
                                                             (DOLLARS IN THOUSANDS)

At statutory rate                 $   2,771       34  %       $     42         34  %    $   2,667       34  %
 State tax, net of federal tax
 benefit                                  4        -                 6          5             316        4
 Low income housing credit              (29)       -               (29)       (23)            (29)       -
 Tax-exempt interest                   (100)      (1)              (34)       (28)            (25)       -
 Meals and entertainment                  6        -                10          9               7        -
 Dividends on ESOP shares                 -        -               (21)       (18)            (21)       -
 Non-deductible expenses                  1        -                 -          -              76        -
 ESOP compensation expense               41
 Other                                   (4)       -                (6)        (5)             10        -
                                  ---------      --------     --------     ---------    ---------     --------
 Income tax per statement of
 income                           $   2,690       33   %      $    (32)       (26) %    $   3,001       38   %
                                  =========      ========     ========     =========    =========     ========


                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant deferred tax assets and liabilities of the Company as of June 30, 2002 and 2001 are as follows:

                                                                       June 30,
                                                        -----------------------------------
                                                              2002              2001
                                                              ----              ----
                                                              (DOLLARS IN THOUSANDS)

 Impairment reserves                                        $     97          $      60
 Deferred loan fees                                              250                275
 Retirement plan reserves                                        398                344
 Employee benefits                                               255                205
 Intangible asset amortization                                   330                341
 Capital loss carryover                                            -                 45
 Charitable contributions                                          -                 34
 Uncollected interest                                             50                 40
 Book bad debt reserves                                        1,573              1,466
 Unrealized loss on available for sale securities                  -                 11
 Other, net                                                       16                 36
                                                            --------          ---------
 Gross deferred tax assets                                     2,969              2,857
                                                            --------          ---------
 Tax bad debt reserves                                             -                  -
 Tax bad debt reserves in excess of base year                   (275)              (413)
 Prepaid expenses                                                (15)               (16)
 Originated mortgage servicing rights                            (75)              (116)
 Unrealized gain on available for sale securities             (1,124)                 -
 Depreciation                                                    (69)               (70)
                                                            --------          ---------
 Gross deferred tax liabilities                               (1,558)              (615)
                                                            --------          ---------
 Net tax deferred asset                                     $  1,411          $   2,242
                                                            ========          =========

The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

(9)   Benefit Plans

The Company has a money purchase pension plan to which the Company contributes for all eligible employees. During the first six months of the fiscal year ended June 30,2002, this contribution was 7.50% of their base salary and during the second six months, this contribution was 5.0% of their base salary. The expense of such plan was $301,000, $269,000,and $222,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

The Company also has a 401(k) plan which covers all eligible employees and permits them to make certain contributions to the plan on a pretax basis. Employees are permitted to contribute up to 10% of salary to this plan. The Company matches fifty cents for every dollar contributed. The expense of such plan was $158,000, $134,000 and $110,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

Effective June 30, 1998, the Company adopted non-qualified supplemental retirement plans for the Company's Board of Directors (the "Directors' Plan") and for the Company's president (the "President's Plan"). The Directors' Plan provides for fixed annual payments to qualified directors for a period of ten years from retirement. Benefits to be paid accrue at the rate of 20% per year on completion of six full years of service, with full benefit accrual at ten years of service. At the time these plans were adopted credit was given for past service. The President's Plan

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provides for payments for a period of ten years beginning at retirement based on a percentage of annual compensation not to exceed an established cap. Full benefits become accrued at age 68 with partial vesting prior thereto. Both plans provide for full payments in the event of a change in control of the Company. The costs of each of the Directors' Plan and President's Plan were $120,000 and $60,000 for fiscal year ended 2002 respectively, and $60,000 and $18,000 respectively, for years ended 2001 and 2000. The Directors' Plan and President's Plan are intended to be and are unfunded.

The ESOP

In December 23, 1998 , the Company adopted an ESOP. The ESOP borrowed $1.8 million from the Company and used the funds to purchase 408,769 shares (179,270 shares pre-exchange) of the Company's stock. The loan has an interest rate of 7.75% and has an amortization schedule of 15 years. The April 2002 Reorganization resulted in an additional ESOP loan of $5.1 to purchase 513,130 of the Company's stock issued in the Reorganization. This loan has an interest rate of 4.75% and an amortization schedule of 15 years. Shares purchased are held in a suspense account for allocation among the participants as the loans are repaid. Contributions to the ESOP and shares released from the loan collateral will be in an amount proportional to repayment of the ESOP loans. Shares are allocated to participants based on compensation as described in the ESOP, in the year of allocation. At June 30, 2002, there were 186,419 ESOP shares allocated to participants, representing a fair value of $959,000, in addition, there were 31,069 shares committed to be released. The Company recorded compensation expense of $338,000, $138,000, and $81,000 for the ESOP for the years ended June 30, 2002, 2001 and 2000, respectively.

RRP

Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the "RRP"), the Company acquired 204,384 shares at a cost of $929,000 (89,635 shares pre-exchange). Pursuant to the terms of the agreement, 204,384 shares have been awarded to directors and management from the RRP Trust. As of June 30, 2002, 73,203 granted shares were vested pursuant to the terms of the Plan.

At June 30, 2002, the deferred cost of unearned RRP shares totaled $434,000 and is recorded as a charge against stockholders' equity. Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company's stock at the date of grant. The Company recorded compensation expense of $162,000 and $162,000 related to the RRP for the years ended June 30, 2002 and 2001, respectively.

Stock Option Plan

The stockholders of the Company approved a stock option plan in fiscal 2000 ("the Plan") for officers, directors and certain employees of the Company or its subsidiaries. Pursuant to the terms of the Plan, the number of common shares reserved for issuance is 510,963 of which 11,400 options remain unawarded. All options have been granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. All stock options granted vest over a five year period from the date of grant.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Plan as of June 30, 2002 and changes during the year is presented below:

                                         Year ended June 30, 2002        Year ended June 30, 2001
                                       ------------------------------------------------------------
                                                        Weighted                        Weighted
                                          Number of  average exercise   Number of   average exercise
                                           shares         price            shares        price
                                         ----------- ----------------  ------------- ---------------
 Outstanding at beginning of year          327,663             $3.97      381,019              $3.97
 Granted                                   172,572              8.33            -                  -
 Exercised                                 (27,818)             3.97            -                  -
 Forfeited                                  (1,722)             3.97      (53,356)              3.97
                                         ---------             -----    ---------              -----
 Outstanding at end of year                470,695             $5.56      327,663              $3.97
                                         ---------             -----    ---------              -----

 Exercisable at end of year                119,660             $3.97       65,533              $3.97

SFAS No 123, "Accounting for Stock-based Compensation" encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS 123, and has instead continued to apply APB Opinion 25 and related interpretations in accounting for the Plan and to provide the required proforma disclosures for SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts indicated below:

                                            For the year ended June 30,
                                     ------------------------------------------
                                         2002          2001          2000
                                         ----          ----          ----
                                             (DOLLARS IN THOUSANDS,
                                            EXCEPT PER SHARE DATA)
 Net income
 As reported                         $     5,459    $      157    $     4,843
 Pro-forma                                 5,351            62          4,769

 Basic earnings per share
 As reported                               $0.53         $0.01          $0.43
 Pro-forma                                 $0.52         $0.01          $0.42

 Diluted earnings per share
 As reported                               $0.51         $0.01          $0.43
 Pro-forma                                 $0.50         $0.01          $0.42

 Dividend yield                            2.75%           n/a          3.45%
 Volatility                               27.74%           n/a         26.07%
 Expected term                          7.5 years          n/a       10 years
 Risk-free interest rate                   4.41%           n/a          5.80%

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all stock options outstanding for the Plan as of June 30, 2002, segmented by range of exercise prices:

Total outstanding options at June 30, 2002
 Range of exercisable prices                          $3.97 to $8.33
 Number outstanding                                          470,695
 Weighted average remaining contractual life              8.09 years
 Weighted average exercise price                               $5.56

Exercisable options at June 30, 2002
 Number outstanding                                          119,660
 Weighted average exercise price                               $3.97



(10)  Federal Home Loan Bank Advances

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying 1-4 family residential mortgage loans and U.S. government agency, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The Company's FHLB stock is also pledged to secure these advances.

At June 30, 2002, such advances have contractual maturities as follows:

                              Amount        Weighted
                            outstanding   average rate
                            -----------  --------------
                               (DOLLARS IN THOUSANDS)
Due by:
    June 30, 2003             $  10,000        5.19  %
    June 30, 2004                 5,418        4.18
    June 30, 2005                 9,576        4.56
    June 30, 2006                14,022        5.65
    June 30, 2007                18,808        4.65
     Thereafter                  40,000        5.23
                              ---------  ------------
Total                         $  97,824        5.05 %
                              =========  ============

At June 30, 2002, $62.5 million of the above advances were callable at the direction of the FHLB within certain parameters, of which $48.5 million could be called within one year.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  Commitments and Contingencies

At June 30, 2002 and 2001, the Company was committed to fund loans as follows:

                                                        June 30,
                                            -----------------------------
                                                2002              2001
                                            -----------        ----------
                                                 (DOLLARS IN THOUSANDS)
 Loans with fixed interest rates              $ 11,090          $  3,474
 Loans with variable interest rates             29,082             7,246
                                              --------          --------
 Total commitments to fund loans              $ 40,172          $ 10,720
                                              ========          ========

Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2002 the Company is committed to the funding of first mortgage loans of approximately $10.7 million, construction loans of approximately $16.4 million, commercial business loans of approximately $5.1 million, and commercial real estate loans of $ 8.0 million.

The Company uses the same credit policies in extending commitments as it does for on-balance sheet instruments. The Company attempts to control its exposure to loss from these agreements through credit approval processes and monitoring procedures. Commitments to extend credit are generally issued for one year or less and may require payment of a fee. The total commitment amounts do not necessarily represent future cash disbursements, as many of the commitments expire without being drawn upon. The Company may require collateral in extending commitments, which may include cash, accounts receivable, securities, real or personal property, or other assets. For those commitments which require collateral, the value of the collateral generally equals or exceeds the amount of the commitment.

Concentration of Credit Risk

The Company offers residential and construction real estate loans as well as commercial and consumer loans. The Company's lending activities are concentrated in Pennsylvania. The largest concentration of the Company's loan portfolio is located in eastern Pennsylvania. The ability of the Company's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower's geographic region and the borrower's financial condition.

Legal Proceedings

ATS PRODUCTS CORP. VS. WILLOW GROVE BANK, (United State Bankruptcy Court, Eastern District of Pennsylvania). On May 2, 2001, a lawsuit was filed against the Bank alleging four causes of action related to a line of credit between the Bank and the plaintiff. The causes of action are: breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty. The plaintiff seeks compensatory damages in an amount in excess of $150,000, punitive damages, attorney's fees, costs and litigation expenses as well as other relief. The plaintiff alleges that its actual damages may exceed $10 million. Discovery in this case has been delayed due to a change of the plaintiff's status to a Chapter 7 Bankruptcy. The Bank will vigorously defend the claims made by the plaintiff and believes that the claims are without merit.

Other than the above referenced litigation, the Company is involved in various legal proceedings occurring in the ordinary course of business. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Commitments

In connection with the operation of thirteen of its banking offices and an operations center, the Company leases certain office space. The leases are classified as operating leases, with rent expense of $577,000, $485,000, and $375,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Minimum payments over the remainder of the lease are summarized as follows:

                                            Minimum Lease Payments
                                            -----------------------
                                            (DOLLARS IN THOUSANDS)
Year ended:
   June 30, 2003                                  $    564
   June 30, 2004                                       475
   June 30, 2005                                       334
   June 30, 2006                                       322
    Thereafter                                         313
                                                  --------
Total                                             $  2,008
                                                  ========

(12)  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain certain minimum amounts and ratios (set forth in the table below). Management believes that the Bank meets, as of June 30, 2002, all capital adequacy requirements to which it is subject.

As of June 30, 2002 the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank's actual capital amounts and ratios are presented in the following table.


                                                                                         Required to be well
                                                                                           capitalized under
                                                                 Required for capital      prompt corrective
                                          Actual capital           adequacy purposes        action provision
                                          ---------------        --------------------   ----------------------
                                           Amount   Rate          Amount      Rate         Amount       Rate
                                          -------- ------        ---------  ---------   -----------   --------
                                                             (DOLLARS IN THOUSANDS)
As of June 30, 2002:
Tangible capital                          $82,668                 $11,393                  $15,191
 to tangible assets                                  10.9  %                  1.5  %                    2.0  %
Core capital                               82,668                  30,267                   37,834
 to adjusted tangible assets                         10.9                     4.0                       5.0
Tier 1 capital                             82,668                  N/A                      24,311
 to risk-weighted assets                             20.4                     N/A                       6.0
Risk-based capital                         87,293                  32,414                   40,518
 to risk-weighted assets                             21.5                     8.0                      10.0

As of June 30, 2001:
Tangible capital                          $51,428                 $ 9,370                  $12,495
 to tangible assets                                   8.3  %                  1.5  %                    2.0  %
Core capital                               51,428                  24,938                   31,172
 to adjusted tangible assets                          8.3                     4.0                       5.0
Tier 1 capital                             51,428                  N/A                      22,305
 to risk-weighted assets                             13.8                     N/A                       6.0
Risk-based capital                         55,741                  29,740                   37,175
 to risk-weighted assets                             15.0                     8.0                      10.0

The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Bank.

(13)  Fair Value of Financial Instruments

The Company's methods for determining the fair value of its financial instruments as well as significant assumptions and limitations are set forth below.

Limitations

Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic condition, perceived risks associated with these financial instruments and their counterparties, future expected loss experience, and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values presented neither include nor give effect to the values associated with the Company's banking or other businesses, existing customer relationships, branch banking network, property, equipment, goodwill, or certain tax implications related to the realization of unrealized gains or losses. The fair value of non-interest-bearing demand deposits, savings and NOW accounts, and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, this presentation may distort the actual fair value of a banking organization that is a going concern.

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at June 30, 2002 and 2001:

CASH AND CASH EQUIVALENTS, ACCRUED INTEREST RECEIVABLE, DEPOSITS WITH NO STATED MATURITY, AND ACCRUED INTEREST PAYABLE

These financial instruments have carrying values that approximate fair value.

SECURITIES AVAILABLE FOR SALE

Current quoted market prices were used to determine fair value.

LOANS

Fair values were estimated for portfolios of loans with similar financial characteristics. Loans were segregated by type and each loan category was further segmented by fixed and adjustable-rate interest terms. The estimated fair value of the segregated portfolios was calculated by discounting cash flows based on estimated maturity and prepayment speeds using estimated market discounted rates that reflected credit and interest risk inherent in the loans. The estimate of the maturities and prepayment speeds was based on the Company's historical experience. Cash flows were discounted using market rates adjusted for portfolio differences.

LOANS AVAILABLE FOR SALE

The fair value of mortgage loans originated and intended for sale in the secondary market is based on contractual cash flows using current market rates, calculated on an aggregate basis.

CERTIFICATES OF DEPOSIT

Fair value was estimated by discounting the contractual cash flows using current market rates offered in the Company's market area for deposits with comparable terms and maturities.

FHLB ADVANCES

Fair value was estimated using discounted cash flow analysis based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

COMMITMENTS TO EXTEND CREDIT

The majority of the Company's commitments to extend credit carry current interest rates if converted to loans. Because commitments to extend credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of the Company's financial instruments, including off-balance sheet financial instruments, were at June 30, 2002 and 2001:

                                                    JUNE 30, 2002               JUNE 30, 2001
                                               ------------------------   -------------------------
                                                Carrying        Fair        Carrying         Fair
                                                 Amount         Value        Amount          Value
                                               ----------    ----------   -----------     ----------
                                                              (DOLLARS IN THOUSANDS)
 Assets:
 Cash and cash equivalents                      $  31,986     $ 31,986     $   22,209     $   22,209
 Securities available for sale                    254,687      254,687        130,358        130,358
 Securities held to maturity                       13,973       14,117              -              -
 Loans available for sale                           1,574        1,574          2,644          2,644
 Loans, net                                       443,855      450,273        454,199        460,768
 Accrued interest receivable                        4,138        4,138          3,667          3,667
 Liabilities:
 Deposits with no stated maturities               223,945      223,945        175,672        175,672
 Certificates of deposits                         305,807      309,999        321,358        325,302
 FHLB Advances                                     97,824       94,686         59,885         59,402
 Accrued interest payable                             868          868          1,146          1,146


                                                Carrying        Fair        Carrying         Fair
                                                 Amount         Value        Amount          Value
                                               ----------    ----------   -----------     ----------
 Off balance sheet financial instruments:
 Commitments to extend credit                   $  40,172     $ 28,974     $   (4,015)    $      (51)

(14)  Comprehensive Income (Loss)

The tax effects allocated to each component of "Other comprehensive income" are as follows:

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Year ended June 30, 2001
                                                                    ---------------------------------------
                                                                    Before Tax        Tax         After tax
                                                                       amount        Benefit        Amount
                                                                    ----------      --------      ---------
                                                                             (DOLLARS IN THOUSANDS)
 Unrealized gains (losses) on securities available for sale:
 Unrealized holding gains (losses) during the period                 $   2,722      $ (1,007)     $   1,715
 Reclassification adjustment for gains (losses)                            310          (115)           195
                                                                     ---------      --------      ---------
       included in net income
 Total other comprehensive income (loss)                             $   3,032      $ (1,122)     $   1,910
                                                                     =========      ========      =========


                                                                             Year ended June 30, 2001
                                                                    ---------------------------------------
                                                                    Before Tax        Tax         After tax
                                                                       amount        Benefit        Amount
                                                                    ----------      --------      ---------
                                                                             (DOLLARS IN THOUSANDS)
 Unrealized gains (losses) on securities available for sale:
 Unrealized holding gains (losses) during the period                 $   3,682      $ (1,362)     $   2,320
 Reclassification adjustment for gains (losses)                            (15)            6             (9)
                                                                     ---------      --------      ---------
       included in net income
 Total other comprehensive loss                                      $   3,667      $ (1,356)     $   2,311
                                                                     =========      =========     =========


                                                                             Year ended June 30, 2000
                                                                    ---------------------------------------
                                                                    Before Tax        Tax         After tax
                                                                       amount        Benefit        Amount
                                                                    ----------      --------      ---------
                                                                             (DOLLARS IN THOUSANDS)
 Unrealized gains (losses) on securities available for sale:
 Unrealized holding gains (losses) during the period                 $  (1,519)     $    562      $    (957)
 Reclassification adjustment for gains (losses)                            (46)           17            (29)
                                                                     ---------      --------      ---------
       included in net income
 Total other comprehensive loss                                      $  (1,473)     $    545      $    (928)
                                                                     =========      ========      =========

(15)  Dividend Policy

The Company's ability to pay dividends is dependent, in part, upon its ability to obtain dividends from the Bank. The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors of the Company out of funds legally available for that purpose. Such payment, however, will be subject to the regulatory restrictions set forth by the OTS. In addition, OTS regulations provides that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the capital distribution.

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)  Parent Company Financial Information (Willow Grove Bancorp, Inc.)

Condensed Statement of  Financial Condition

                                                                      At                   At
                                                                June 30, 2002       June 30, 2001
                                                                -------------       -------------
                                                                       (DOLLARS IN THOUSANDS)
Assets:
 Cash on deposit with subsidiary                                  $     501            $     572
 Note receivable from subsidiary                                     38,015                6,671
 Investment in subsidiary                                            85,554               52,672
 Securities (amortized cost of $150 & $432, respectively)               126                  416
 Other assets                                                           414                  381
                                                                  ---------            ---------
Total assets                                                      $ 124,610            $  60,712
                                                                  =========            =========

Liabilities and stockholders' equity:
 Other liabilities                                                $     333            $     355
                                                                  ---------            ---------
Total liabilities                                                       333                  355
Total stockholders' equity                                          124,277               60,357
                                                                  ---------            ---------
Total liabilities and stockholders' equity                        $ 124,610            $  60,712
                                                                  =========            =========

Condensed Statement of Income


                                                                             FOR THE YEAR ENDED JUNE 30,
                                                                  ------------------------------------------------
                                                                     2002                2001             2000
                                                                     ----                ----              ----
                                                                                 (DOLLARS IN THOUSANDS)
Interest income:
 Interest income on note receivable                               $     599            $     573         $     412
                                                                  ---------            ---------         ---------
Total interest income:                                                  599                  573               412
Non-interest income:
 Realized loss on equity securities                                    (107)                (258)                -
                                                                  ---------            ---------         ---------
Total non-interest income                                              (107)                (258)                -
 Equity in undistributed income of subsidiary                         5,430                  240             4,760
                                                                  ---------            ---------         ---------
Total income                                                          5,922                  555             5,172
                                                                  ---------            ---------         ---------
Expense:
 Professional fees                                                      238                  233               166
 Stationery and printing                                                 25                   38                45
 Other                                                                  187                  187                52
                                                                  ---------            ---------         ---------
Total expense                                                           450                  458               263
                                                                  ---------            ---------         ---------

Income before taxes                                                   5,472                   97             4,909
Income tax expense (benefit)                                             13                  (60)               66
                                                                  ---------            ---------         ---------
Net income                                                        $   5,459            $     157         $   4,843
                                                                  =========            =========         =========

                          Willow Grove Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Cash Flows

                                                                             FOR THE YEAR ENDED JUNE 30,
                                                                 -------------------------------------------------
                                                                     2002                 2001             2000
                                                                     ----                 ----             ----
                                                                                 (DOLLARS IN THOUSANDS)
 Cash flow from operating activities:
 Net income:                                                      $   5,459            $    157          $   4,843
 Less items not affecting cash flows
 Equity in undistributed income of subsidiary                        (5,430)               (240)            (4,760)
 Decrease in accrued interest receivable                                  -                    -               142
 Realized loss on securities available for sale                          37                  258                 -
 Decrease (increase) decrease in other assets                           257                 (114)              188
 (Decrease) increase in other liabilities                               (22)                 212               (23)
                                                                  ---------            ---------         ---------
 Net cash provided by operating activities                              301                  273               390
                                                                  ---------            ---------         ---------

 Cash flows from investing activities:
 Capital investment in subsidiary bank                              (31,070)                   -                 -
 Acqusition of securities from bank                                       -                 (727)                -
 Proceeds from sale of securities available for sale                    175                   37                 -
 Net repayment (issuance) of notes receivable                       (30,344)               3,954               531
                                                                  ---------            ---------         ---------
 Net cash provided by investing activities                          (61,239)               3,264               531
                                                                  ---------            ---------         ---------

 Cash flows from financing activities:
 Proceeds from stock issuance                                        62,141                    -                 -
 Treasury stock issuances (purchases)                                   104               (2,140)             (212)
 Dividends paid                                                      (1,378)                (914)             (762)
                                                                  ---------            ---------         ---------
 Net cash from financing activities                                  60,867               (3,054)             (974)
                                                                  ---------            ---------         ---------

 Net (decrease) increase in cash and cash equivalents                   (71)                 483               (53)
 Cash and cash equivalents at beginning of period                       572                   89               142
                                                                  ---------            ---------         ---------
 Cash and cash equivalents at end of period                       $     501            $     572         $      89
                                                                  =========            =========         =========

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required herein is incorporated by reference from pages 7 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on November 8, 2002, which will be filed within 120 days of June 30, 2002 ("Definitive Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

      The information required herein is incorporated by reference from pages 8 to 14 of the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required herein is incorporated by reference from pages 12 and 15 to 17 of the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required herein is incorporated by reference from page 13 of the Definitive Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

(a)   DOCUMENTS FILED AS PART OF THIS REPORT.

      (1) The following financial statements are incorporated by reference from Item 8 hereof:

               Management's Responsibility for Financial Reporting Independent Auditors Report
               Consolidated Statement of Financial Condition
               Consolidated Statement of Income
               Consolidated Statements of Changes in Stockholders'
                        Equity and Comprehensive Income
               Consolidated Statement of Cash Flows
               Notes to Consolidated Financial Statements

      (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

      (3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.


            EXHIBIT INDEX

            2.1          *  Plan of Conversion and Agreement and Plan of Reorganization
            3.1          *  Articles of Incorporation of Willow Grove Bancorp, Inc.
            3.2          *  Bylaws of Willow Grove Bancorp, Inc.
            4.0          *  Form of Stock Certificate of Willow Grove Bancorp, Inc.
            10.1        **  Form of Employment Agreement entered into between Willow Grove
                                Bank and Frederick A. Marcell, Jr.
            10.2        **  Form of Employment Agreement entered into between Willow Grove Bank and each of Thomas M. Fewer, Christopher E. Bell and John T.
                                Powers
            10.3        **  Supplemental Executive Retirement Agreement
            10.4        **  Non-Employee Director's Retirement Plan
            10.5       ***  1999 Stock Option Plan
            10.6       ***  1999 Recognition and Retention Plan and Trust Agreement
            10.7            Amended Incentive Compensation Plan
            21.0            Subsidiaries of the Registrant - Reference is made to "Item 1.
                                Business" for the required information
            23.0            Consent of KPMG LLP
            99.1            Certification of President and Chief Executive Officer pursuant to
                                Section 906 of the Sarbanes-Oxley Act of 2002
            99.2            Certification of Chief Financial Officer. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            ----------------------
            * Incorporated by reference from the Company's registration statement on Form S-1 filed on December 14, 2001, as amended, and declared effective on February 8, 2002.
            ** Incorporated by reference from the registration statement on Form S-1 filed by the Company's predecessor, a federal corporation also known as Willow Grove

                  Bancorp, Inc. (the "Mid-Tier") on September 18, 1998, as amended, and declared effective on November 12, 1998.
            *** Incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A filed by the Mid-Tier on June 23, 1999.

(b)   Reports on Form 8-K
            (1) On July 24, 2002, the Company filed a Form 8-K that included a press release announcing fourth quarter and year end results, the declaration of a dividend and the hiring of a Chief Operating Officer.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           WILLOW GROVE BANCORP, INC.


           By:  /s/ Frederick A. Marcell, Jr.
                -----------------------------------------
                Frederick A. Marcell, Jr.
                President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Lewis W. Hull                                        September 30, 2002
---------------------------------
Lewis W. Hull
Director

/s/ Charles F. Kremp, 3rd                                September 30, 2002
---------------------------------
Charles F. Kremp 3rd
Director

/s/ William W. Langan                                    September 30, 2002
---------------------------------
William W. Langan
Chairman of the Board

/s/ Rosemary C. Loring                                   September 30, 2002
---------------------------------
Rosemary C. Loring
Director

/s/ Frederick A. Marcell, Jr.                            September 30, 2002
---------------------------------
Frederick A. Marcell, Jr.
Director, President and Chief
Executive Officer

/s/ A. Brent O'Brien                                     September 30, 2002
---------------------------------
A. Brent O'Brien
Director

/s/ Samuel H. Ramsey, III                                September 30, 2002
---------------------------------
Samuel H. Ramsey, III
Director

/s/ William B. Weihenmayer                               September 30, 2002
---------------------------------
William B. Weihenmayer
Director

/s/ Christopher E. Bell                                  September 30, 2002
----------------------------------
Christopher E. Bell
Senior Vice President and Chief
Financial Officer (principal
financial officer)

                                  CERTIFICATION

I, Frederick A. Marcell Jr., President and Chief Executive Officer of Willow Grove Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Willow Grove Bancorp, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002                  /s/ Frederick A. Marcell Jr.
                                          ------------------------------
                                          Frederick A. Marcell Jr.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                  CERTIFICATION


I, Christopher E. Bell, Senior Vice President, Chief Financial Officer and Corporate Secretary of Willow Grove Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Willow Grove Bancorp, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002                  /s/ Christopher E. Bell
                                          --------------------------------------
                                          Christopher E. Bell
                                          SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER AND CORPORATE SECRETARY