Form 10QSB
period 2002-09-30
WILLOW GROVE BANCORP INC/NEW
filed 2002-11-14
CIK 1163428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

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

     YES  [ X ]    NO  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

     YES  [ X ]    NO  [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The Registrant had 11,285,566 shares of common stock issued and outstanding as of November 14, 2002.

                           WILLOW GROVE BANCORP, INC.

                                      INDEX

                                                                               Page No.
PART I  FINANCIAL INFORMATION
        Item 1.   Financial Statements (unaudited)

                  Consolidated Statements of Financial Condition at
                  September 30, 2002 and June 30, 2002.............................    3

                  Consolidated Statements of Operations - For the Three
                  Months ended September 30, 2002 and 2001.........................    4

                  Consolidated Statements of Cash Flows - For the Three
                  Months ended September 30, 2002 and 2001.........................    5

                  Notes to Consolidated Financial Statements.......................    6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operation...............................   12

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......   19

        Item 4.   Controls and Procedures..........................................   19

PART II OTHER INFORMATION

        Item 1.   Legal Proceedings................................................   20

        Item 2.   Changes in Securities and Use of Proceeds........................   20

        Item 3.   Defaults upon Senior Securities..................................   20

        Item 4.   Submission of Matters to a Vote of Security Holders..............   20

        Item 5.   Other Information................................................   20

        Item 6.   Exhibits and Reports on Form 8-K.................................   21

                                                  Willow Grove Bancorp, Inc.
                                        Consolidated Statements of Financial Condition

                                                                                          At                 At
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                        September 30, 2002    June 30, 2002
------------------------------------------------------------------------------   ------------------  -----------------
Assets
Cash and cash equivalents:
  Cash on hand and non-interest-earning deposits                                    $         7,820            $ 5,710
  Interest-earning deposits                                                                   7,677             26,276
                                                                                    ---------------    ---------------
Total cash and cash equivalents                                                              15,497             31,986
Securities
  Available for sale (amortized cost of $276,731 and $251,651, respectively)                281,814            254,687
  Held to maturity (fair value of $18,426 and $14,117, respectively)                         17,924             13,973
Loans ( net of allowance for loan losses of $4,861 and $4,626, respectively)                460,631            443,855
Loans held for sale                                                                             439              1,574
Accrued income receivable                                                                     4,321              4,138
Property and equipment, net                                                                   6,396              6,515
Intangible assets                                                                             1,100              1,126
Other assets                                                                                    889              1,952
                                                                                    ---------------    ---------------
Total assets                                                                        $       789,011    $       759,806

Liabilities and Stockholders' Equity
Deposits                                                                            $       531,867    $       529,752
Federal Home Loan Bank advances                                                             123,815             97,824
Advance payments from borrowers for taxes                                                     1,422              3,605
Accrued interest payable                                                                      1,083                868
Other liabilities                                                                             3,871              3,388
                                                                                    ---------------    ---------------
Total liabilities                                                                           662,058            635,437
                                                                                    ---------------    ---------------
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,285,566 and
  11,284,966 issued at September 30, 2002 and June 30, 2002, respectively)                      113                113
Additional paid-in capital                                                                   82,579             82,521
Retained earnings-substantially restricted                                                   47,802             46,708
Accumulated other comprehensive income                                                        3,151              1,881
Unallocated common stock held by
  Employee Stock Ownership Plan (ESOP)                                                       (6,305)            (6,420)
  Recognition and Retention Plan Trust (RRP)                                                   (387)              (434)
                                                                                    ---------------    ---------------
Total stockholders' equity                                                                  126,953            124,369
                                                                                    ---------------    ---------------
Total liabilities and stockholders' equity                                          $       789,011    $       759,806
                                                                                    ===============    ===============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Willow Grove Bancorp, Inc.
                        Consolidated Statements of Operations

                                                           For the Three Months Ended

                                                                   September 30,
                                                        ---------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)               2002                2001
-------------------------------------------------------     ----                ----
Interest and dividend income:
  Loans                                                 $      8,471        $      9,268
  Securities, primarily taxable                                3,782               2,250
                                                        ------------        ------------
Total interest income                                         12,253              11,518
                                                        ------------        ------------
Interest expense:
  Deposits                                                     3,572               5,082
  Borrowings                                                   1,498                 948
  Advance payments from borrowers for taxes                        3                   4
                                                        ------------        ------------
Total interest expense                                         5,073               6,034
                                                        ------------        ------------
Net interest income                                            7,180               5,484
Provision for loan losses                                        330                 374
                                                        ------------        ------------
Net interest income after provision for loan losses            6,850               5,110
                                                        ------------        ------------

Non-interest income:
  Service charges and fees                                       472                 355
  Realized gain (loss) on sale of:
     Loans held for sale                                          89                 114
     Securities available for sale                               (23)                 49
  Loan servicing (loss) income, net                              (43)                 18
                                                        ------------        ------------
Total non-interest income                                        495                 536
                                                        ------------        ------------

Non-interest expense:
  Compensation and employee benefits                           2,842               2,140
  Occupancy                                                      340                 306
  Furniture and equipment                                        232                 212
  Federal insurance premium                                       22                  22
  Amortization of intangible assets                               25                  25
  Data processing                                                170                 153
  Advertising                                                    161                 161
  Community enrichment                                            31                  38
  Deposit account services                                       203                 203
  Professional fees                                              128                 156
  Other expense                                                  438                 369
                                                        ------------        ------------
Total non-interest expense                                     4,592               3,785
                                                        ------------        ------------

Income before income taxes                                     2,753               1,861
Income tax expense                                               928                 621
                                                        ------------        ------------
Net Income                                              $      1,825        $      1,240
                                                        ============        ============

Earnings per share:
  Basic                                                 $       0.17        $       0.11
  Diluted                                               $       0.17        $       0.11
Cash dividends declared per share                       $       0.07        $       0.05
Weighted average basic shares outstanding                 10,374,630          10,781,559
Weighted average diluted shares outstanding               10,685,171          11,020,284

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            Willow Grove Bancorp, Inc.
                                       Consolidated Statements of Cash Flows

                                                                                               For the Three
                                                                                                Months Ended
                                                                                               September 30,
                                                                                          ------------------------
(Dollars in thousands)                                                                       2002         2001
------------------------------------------------------------------------------------         ----         -----
Net cash flows from operating activities:
Net income                                                                                $    1,825    $   1,240
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                232          202
     Amortization of premium and accretion of discount, net                                       98           (1)
     Amortization of intangible assets                                                            25           25
     Provision for loan losses                                                                   330          374
     Gain on sale of loans held for sale                                                         (89)        (114)
     Loss (gain) on sale of securities available for sale                                         23          (49)
     Increase (decrease) in deferred loan fees                                                   176          (60)
     Decrease (increase) in accrued income receivable                                           (183)         177
     Increase in other assets                                                                    289          639
     Decrease in accrued interest payable                                                        215          180
     Increase in other liabilities                                                               483          253
     Expense of ESOP and RRP                                                                     218           87
     Originations and purchases of loans held for sale                                        (8,614)     (20,500)
     Proceeds from sale of loans held for sale                                                 9,838       18,760
                                                                                          ----------    ---------
  Net cash provided by operating activities                                               $    4,866    $   1,213
                                                                                          ----------    ---------
Cash flows from investing activities:
     Net decrease in loans                                                                   (17,282)        (785)
     Purchase of securities available for sale                                               (66,946)     (48,771)
     Proceeds from sales and calls of securities available for sale                           27,101       36,110
     Principal repayments of securities available for sale                                    10,693        6,272
     Purchase of property and equipment                                                         (113)        (684)
                                                                                          ----------    ---------
  Net cash used in investing activities                                                   $  (46,547)   $  (7,858)
                                                                                          ----------    ---------
Cash flows from financing activities:
     Net increase in deposits                                                                  2,115        6,061
     Net increase in FHLB advances with original maturity less than 90 days                    1,000            -
     Increase in FHLB advances with original maturity greater than 90 days                    26,500        9,000
     Repayment of FHLB advances with original maturity greater than 90 days                   (1,509)      (3,470)
     Net decrease in advance payments from borrowers for taxes                                (2,183)      (2,572)
     Dividends paid                                                                             (731)        (233)
                                                                                          ----------    ---------
  Net cash provided by financing activities                                               $   25,192    $   8,786
                                                                                          ----------    ---------
Net (decrease) increase in cash and cash equivalents                                      $  (16,489)   $   2,141
Cash and cash equivalents:
Beginning of period                                                                           31,986       22,209
                                                                                          ----------    ---------
End of period                                                                             $   15,497    $  24,350
                                                                                          ----------    ---------
Supplemental disclosures of cash and cash flow information:
     Interest paid                                                                             5,073        5,854
     Income taxes paid                                                                           704           21
Non-cash items:
     Change in unrealized gain on securities available for sale                                1,270        1,817
        (net of taxes of ($779) and ($1,520) in 2002 and 2001, respectively)
     Loans transferred to other real estate owned                                                  -           19

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

     On April 3, 2002 Willow Grove Bank completed its reorganization from the two-tier mutual holding company form of organization to the stock form of organization (the "April 2002 Reorganization"). The former Willow Grove Bancorp, Inc. was a federally chartered mid-tier holding company with approximately 56.9% of its stock being held by Willow Grove Mutual Holding Company and the remaining 43.1% being held by public shareholders. As part of the April 2002 Reorganization, the former Willow Grove Bancorp, Inc., the federal corporation, was merged into Willow Grove Bank and the current Willow Grove Bancorp Inc., a Pennsylvania corporation, was incorporated by the Bank for the purpose of becoming the holding company for the Bank. Willow Grove Bancorp, Inc., the new Pennsylvania corporation through a public subscription offering sold 6,414,125 shares of stock at $10.00 per share and issued 4,869,375 to the stockholders of Willow Grove Bancorp, Inc., the former federal corporation which represented an exchange of 2.28019 shares of its stock for each share of the former company. Willow Grove Bank is now the wholly-owned subsidiary of Willow Grove Bancorp, Inc., the Pennsylvania corporation. All per share data and information prior to April 3, 2002 refers to the former Willow Grove Bancorp, Inc., the federal corporation and has been restated to reflect the effect of the increased shares resulting from the share issuance and exchange resulting from the April 2002 Reorganization. For an interim period of time after the completion of the April 2002 Reorganization, our stock traded under the symbol "WGBCD", for all other periods the stock of both the former federal corporation and the current Pennsylvania corporation traded under the symbol "WGBC".

     In September 2000, Willow Grove Investment Corporation ("WGIC"), a Delaware corporation was formed as a wholly owned subsidiary of the Bank to conduct the investment activities of the Bank.

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended June 30, 2002, which are included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002 (File No. 000-49706). The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

     In preparing the financial statements, management is required to make certain estimates and assumptions that affect the carrying values of certain assets and liabilities, and revenues and expenses for the reporting periods contained herein, in particular the allowance for loan losses. Actual results could differ from such estimates.

3.   EARNINGS PER SHARE

     Earnings per share, basic and diluted, were both $0.17 for the three months ended September 30, 2002, compared to both $0.11 for the three months ended September 30, 2001.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

                                                                For the
                                                           Three Months Ended
                                                           September 30, 2002
                                                     -----------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           Basic           Diluted
                                                     ------------     ------------

Net income                                           $      1,825     $      1,825
Dividends on unvested common stock awards                     (12)             (12)
                                                     ------------     ------------
Income available to common stockholders              $      1,813     $      1,813
                                                     ============     ============

Weighted average shares outstanding                    10,374,630       10,374,630
Effect of dilutive securities:
    Options                                                     -          211,574
    Unvested common stock awards                                -           98,967
                                                     ------------     ------------
Adjusted weighted average shares used in
    earnings per share computation                     10,374,630       10,685,171
                                                     ============     ============

Earnings per share                                   $       0.17     $       0.17
                                                     ============     ============


                                                                For the
                                                           Three Months Ended
                                                           September 30, 2002
                                                     -----------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           Basic           Diluted
                                                     ------------     ------------

Net income                                           $      1,240     $      1,240
Dividends on unvested common stock awards                      (9)              (9)
                                                     ------------     ------------
Income available to common stockholders              $      1,231     $      1,231
                                                     ============     ============

Weighted average shares outstanding                    10,781,559       10,781,559
Effect of dilutive securities:
    Options                                                     -          120,696
    Unvested common stock awards                                -          118,029
                                                     ------------     ------------

Adjusted weighted average shares used in
    earnings per share computation                     10,781,559       11,020,284
                                                     ============     ============

 Earnings per share                                  $       0.11     $       0.11
                                                     ============     ============

     All options to acquire shares of common stock of the former Willow Grove Bancorp, Inc. outstanding as of April 3, 2002 were exchanged, as adjusted for the exchange ratio, for options to acquire common stock of the new company.

4.   LOAN PORTFOLIO

     Information about the Bank's loan portfolio is presented below as of and for the periods indicated:


                                                                           At                              At
                                                                  September 30, 2002                 June 30, 2002
                                                               ---------------------------     --------------------------
                                                                            Percentage of                  Percentage of
     (DOLLARS IN THOUSANDS)                                       Amount        Total            Amount        Total
     -----------------------------------------------------     -----------    --------         -----------    --------
     Mortgage loans:
       Single-family residential                               $   193,728       41.57  %      $   181,454       40.40  %
       Commercial real estate and multi-family residential         140,202       30.08             134,294       29.90
       Construction                                                 26,565        5.70              29,306        6.52
       Home Equity                                                  74,666       16.02              75,016       16.70
                                                               -----------    --------         -----------    --------
         Total mortgage loans                                      435,161       93.37             420,070       93.52
       Consumer loans                                               10,476        2.25              10,081        2.24
       Commercial business loans                                    20,416        4.38              19,067        4.24
                                                               -----------    --------         -----------    --------
     Total loans receivable                                    $   466,053      100.00  %      $   449,218      100.00  %
                                                               ===========    ========         ===========    ========

     Allowance for loan losses                                      (4,861)                         (4,626)
     Deferred net loan origination fees                               (561)                           (737)
                                                               -----------                     -----------
     Loans receivable, net                                     $   460,631                     $   443,855
                                                               ===========                     ===========

The following is a summary of the activity in the allowance for loan losses for the three months ended September 30, 2002 and 2001:

                                                   For the Three Months Ended
                                                          September 30,
                                                  ----------------------------
     (DOLLARS IN THOUSANDS)                          2002              2001
     -------------------------------------------     ----              ----
      Balance at the beginning of  period         $    4,626       $     4,313
        Plus: Provisions for loan losses                 330               374
        Less Charge-offs for:
            Mortgage loans                                 -                11
            Consumer loans                                 2               137
            Commercial business loans                     93                 -
                                                  ----------       -----------
        Total charge-offs                                 95               148
        Plus: Recoveries                                   -                 -
                                                  ----------       -----------
      Balance at the end of the period            $    4,861       $     4,539
                                                  ==========       ===========

5.   SECURITIES

     The amortized cost and estimated fair value of held to maturity and available-for-sale securities at September 30, 2002 and June 30, 2002 are as follows:

                                                                  At September 30, 2002
                                                 -------------------------------------------------------
                                                 Amortized       Unrealized    Unrealized     Estimated
(DOLLARS IN THOUSANDS)                              Cost            Gains         Losses      Fair Value
----------------------------------------------   ----------      ----------    ----------     ----------
HELD TO MATURITY:
Municipal securities                             $   17,924      $      502    $        -     $   18,426
                                                 ----------      ----------    ----------     ----------

Total securities held to maturity                $   17,924      $      502    $        -     $   18,426
                                                 ==========      ==========    ==========     ==========

AVAILABLE FOR SALE:
US government agency securities                  $   77,987      $    1,419    $        -     $   79,406
Mortgage backed securities:
       FNMA                                         110,688           3,025            (9)       113,704
       GNMA                                          34,064             679             -         34,743
       FHLMC                                         43,163             626           556)        43,233
FHLB Stock                                            6,379               -             -          6,379
Equity securities                                     4,450               -          (101)         4,349
                                                 ----------      ----------    ----------     ----------
Total securities available for sale                 276,731           5,749          (666)       281,814
                                                 ----------      ----------    ----------     ----------
Total securities                                 $  294,655      $    6,251    $     (666)    $  300,240
                                                 ==========      ==========    ==========     ==========


                                                                    At June 30, 2002
                                                 -------------------------------------------------------
                                                 Amortized       Unrealized    Unrealized     Estimated
(DOLLARS IN THOUSANDS)                              Cost            Gains         Losses      Fair Value
----------------------------------------------   ----------      ----------    ----------     ----------
Held to Maturity:
Municipal securities                             $   13,973      $      147    $       (3)    $   14,117
                                                 ----------      ----------    ----------     ----------
Total securities held to maturity                $   13,973      $      147    $       (3)    $   14,117
                                                 ==========      ==========    ==========     ==========

Available for Sale:
US government agency securities                  $   75,692      $    1,013    $      (12)    $   76,693
Mortgage backed securities:
       FNMA                                          87,778           1,649             -         89,427
       GNMA                                          37,847             495            (1)        38,341
       FHLMC                                         40,820             303          (360)        40,763
FHLB Stock                                            5,042               -             -          5,042
Equity securities                                     4,472               -           (51)         4,421
                                                 ----------      ----------    ----------     ----------
Total securities available for sale                 251,651           3,460          (424)       254,687
                                                 ----------      ----------    ----------     ----------
Total securities                                 $  265,624       $   3,607    $     (427)    $  268,804
                                                 ==========      ==========    ==========     ==========

6.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     The provisions of the Statement are required to be applied starting with fiscal years beginning after December 15, 2001, except that goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the nonamortization and amortization provisions of the Statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued. The Statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. There was no impact on earnings, financial condition, or equity upon adoption of Statement No. 142 on January 1, 2002.

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

     This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and it applies to all entities. It is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 143.

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

     The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged. The provisions of this Statement generally are to be applied prospectively. There was no impact on earnings, financial condition, or equity upon adoption of Statement No. 144 on January 1, 2002.

RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64

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

     The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. Early application of this Statement is encouraged. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 145.

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

     The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. There is no expected impact on earnings, financial condition, or equity upon adoption of Statement No. 146.

ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS -

     In October 2002, the FASB issued Statement No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends Statement No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement No. 144 requires for other long-lived assets that are held and used.

     Effective September 30, 2002 the Company adopted Statement No. 147 with retroactive application effective June 30, 2001. With the adoption of Statement No. 147 an adjustment to fiscal 2002 statements is included to eliminate the accumulated amortization associated with the retroactive adjustment. The results of this adjustment is an increase in income, for an average of $23,000, net of taxes, for each quarter and $92,000, net of taxes, for fiscal year ended June 30, 2002. At September 30, 2002 the Company had goodwill of $848,000, which is being assessed for impairment. The Company anticipates completing its initial assessment of impairment by December 31, 2002. Should an indication of impairment exist, the Company will perform the second test under Statement No. 142 to measure and record the amount of impairment, if any.

7.   COMPREHENSIVE INCOME

     The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

                                                                 For The
                                                           Three Months Ended
                                                              September 30,
                                                       ------------------------
(Dollars in thousands)                                    2002           2001
---------------------------------------------------       ----           ----

Net income                                             $   1,825      $   1,240
Other comprehensive income, net of tax
    Unrealized gains on securities available
    for sale, net of tax
    Unrealized holding gain during the period              1,293          1,671
    Reclassification adjustment for (losses) gains
       included in net income                                (23)            72
                                                       ---------      ---------
Total other comprehensive income                           1,270          1,743
                                                       ---------      ---------
Comprehensive income                                   $   3,095      $   2,983
                                                       =========      =========

8.   DIVIDENDS

     On July 22, 2002, the Company declared a cash dividend on its common stock of $0.07 per share, payable on August 16, 2002, to owners of record on August 2, 2002. Additionally, on October 22, 2002, the Company's Board of Directors declared a $0.07 per share cash dividend payable November 20, 2002 to shareholders of record on November 8, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains certain forward-looking statements and information based upon our beliefs as well as assumptions we have made. In addition, to those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should," and similar expressions, or the negative thereof, as they relate to us are intended to identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and fees. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements.

     Results of Operations

     GENERAL. Net income for the three-month period ended September 30, 2002 was $1.8 million. This compares to net income of $1.2 million for the comparable quarter in the prior year. The Company reported net interest income of $7.2 million for the three months ended September 30, 2002. This compared to net interest income of $5.5 million for the three months ended September 30, 2001. The Company's net interest margin increased 29 basis points to 3.82% for the three months ended September 30, 2002 from 3.53% for the three months ended September 30, 2001. The returns on average assets for the three-month periods ended September 30, 2002 and 2001 were 0.93% and 0.78%, respectively. The returns on average equity for the same periods were 5.92% and 8.04%, respectively.

     NET INTEREST INCOME. Net interest income is determined by our average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities) and also the average amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

     Net interest income for the three-month period ended September 30, 2002 was $7.2 million, respectively. This compares favorably to $5.5 million for the respective prior year period. For the three-month period ended September 30, 2002, net interest income increased $1.7 million or 30.9%, over the prior comparable three-month period. This increase was primarily a result of the combination of increased balances on average interest-earning assets and a reduction in average interest rates paid on interest-bearing liabilities which more than offset a reduction in average interest rates earned on interest-earning assets. For the three-month period ended September 30, 2002 the Company's interest rate spread increased 23 basis points to 3.04% compared to 2.81% at September 30, 2001.

     Average interest-earning assets increased $151.7 million or 24.5% for the three-month period ended September 30, 2002 compared to the respective prior year period. Average interest-bearing liabilities for the three-month period ended September 30, 2002 increased $85.0 million or 16.4% over the comparable prior period. The primary reason for the increase in interest-earning assets during the 2002 period was the deployment of net proceeds from the April 2002 Reorganization. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 127.52% at September 30, 2002 compared to an average 119.18% for the three-month period ended September 30, 2001. The Company's net interest margin increased 29 basis points to 3.82% for the three months ended September 30, 2002 from 3.53% for the three months ended September 30, 2001. The increase in net interest margin was primarily a result of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities as a result of the April 2002 Reorganization.

     The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month periods ended September 30, 2002 and 2001. The Company maintained average balances of tax-exempt securities of $16.1 million and $3.6 million for the three-month periods ending September 30, 2002 and 2001, respectively, for which the tax-exempt yield has been adjusted to a taxable equivalent yield. Loans receivable include non-accrual loans.

                                                                        For The Three Months Ended
                                              ---------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 September 30, 2002                       September 30, 2001
---------------------------------------       -----------------------------------      ----------------------------------
                                               Average                   Average        Average                  Average

                                               Balance     Interest    Yield/Cost       Balance     Interest   Yield/Cost
                                              ---------    --------    ----------      ---------    --------   ----------
Interest-earning assets:
Loans receivable:
   Mortgage loans                             $ 426,171     $ 8,002      7.48  %       $ 435,720     $ 8,688      7.94  %
   Consumer loans                                10,223         121      4.70              9,966         136      5.41
   Commercial business loans                     19,523         348      7.07             19,904         444      8.85
                                              ---------     -------                    ---------     -------
Total loans                                     455,917       8,471      7.40            465,590       9,268      7.92
Securities - taxable                            274,865       3,520      5.08            131,762       2,101      6.33
Securities - nontaxable - adjusted to a          16,123         247      6.08              3,572          59      6.55
  taxable equivalent yield
Other interest-earning assets                    22,807          91      1.58             17,085         108      2.51
                                              ---------     -------                    ---------     -------
Total interest-earning assets                   769,712      12,329      6.37            618,009      11,536      7.43
Non-interest-earning assets                      17,084                                   15,469
                                              ---------                                ---------
Total assets                                  $ 786,796                                $ 633,478
                                              =========                                =========

Interest-bearing liabilities:
Deposits:
   NOW and money market accounts              $  95,814       $ 365      1.51  %        $ 70,242    $    360      2.03  %
   Savings accounts                              74,717         267      1.42             59,670         309      2.05
   Certificates of deposit                      307,876       2,940      3.79            321,088       4,413      5.45
                                              ---------     -------                    ---------     -------
Total deposits                                  478,407       3,572      2.96            451,000       5,082      4.47
Total borrowings                                122,618       1,498      4.85             64,656         948      5.82
Total escrows                                     2,557           3      0.47              2,889           4      0.55
                                              ---------     -------                    ---------     -------
Total interest-bearing liabilities              603,582       5,073      3.33            518,545       6,034      4.62
Non-interest-bearing liabilities                 59,826                                   53,258
                                              ---------                                ---------
Total liabilities                               663,408                                  571,803
Total stockholders' equity                      123,388                                   61,675
                                              ---------                                ---------
Total liabilities and stockholders'
equity                                        $ 786,796                                $ 633,478
                                              =========                                =========

 Net interest-earning assets                  $ 166,130                                $  99,464
                                              =========                                =========

 Net interest income                                        $ 7,256                                  $ 5,502
                                                            =======                                  =======

 Net interest rate spread                                                3.04%                                    2.81%
                                                                         =====                                    =====

 Net interest margin                                                     3.82%                                    3.53%
                                                                         =====                                    =====
 Ratio of average interest-earning assets
   to average interest-bearing liabilities                             127.52%                                  119.18%
                                                                       =======                                  =======

     INTEREST INCOME. Interest income on loans decreased $797,000, or 8.6% for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. The overall decrease in average balance of loans combined with an overall decrease in average yields earned for the three-month period ended September 30, 2002 accounted for the decline in interest income compared to the similar prior year period. Interest income on securities increased $1.5 million, or 68.1% (adjusting our tax-exempt securities to 6.08% on a tax equivalent basis) for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001. Overall increases in the average balance of securities more than offset the overall decrease in average yields earned for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001.

     INTEREST EXPENSE. Interest expense on deposit accounts decreased $1.5 million, or 29.7% for the three-month period ended September 30, 2002 compared to the similar prior year period. The increase in average balances on deposits was more than offset by the decrease in average rates paid on deposits. The decrease in average rates paid was primarily responsible for the overall decrease in interest expense. Interest expense on borrowings increased $550,000, or 58.0% for the three-month period ended September 30, 2002 compared to the similar prior year period. The increase in average balances on borrowings, primarily related to revenue enhancement strategies, more than offset the decrease in average borrowing rates.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses for the three months ended September 30, 2002 was $330,000 compared to $374,000 for the three months ended September 30, 2001. The Company's allowance for loan losses as a percentage of its loan portfolio increased to 1.04% at September 30, 2002 compared to 1.03% at June 30, 2002. The provisions for loan losses are based primarily upon the Company's regular review of credit quality and is based upon, but not limited to, the following factors: an evaluation of the portfolio, loss experience, current economic conditions, volume, growth and composition of the portfolio. Management believes, to the best of its knowledge, that the Company's allowance represents all known and inherent losses in the portfolio that are both probable and reasonably estimable at September 30, 2002, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company's non-performing loans in the remainder of the Company's loan portfolio.

     NON-INTEREST INCOME. Non-interest income decreased $41,000, or 7.6% to $495,000 for the three-month period ended September 30, 2002 compared to $536,000 for the similar prior year period. This decrease was primarily related to a $97,000 net decrease in the aggregate gain on sales of loans and securities and a $61,000 decrease in loan servicing income due primarily to a $49,000 increase in the capitalized loan servicing rights in the quarter ended September 30, 2002, compared to the similar period in 2001, which primarily reflects accelerated mortgage loan prepayments as a result of record single-family residential loan re-financings. These decreases were partially offset by an $117,000 increase in service charges and fees.

     NON-INTEREST EXPENSE. Non-interest expense increased $807,000, or 21.3% to $4.6 million for the three-month period ended September 30, 2002 compared to $3.8 million for the similar prior year period. The increase wase primarily a result of general increases in compensation and benefits, the operation of our thirteenth banking office opened in April 2002 in Holland, Bucks County, and increased Employee Stock Ownership Plan ("ESOP") expense. ESOP expense increased $131,000, or 284.8% to $177,000 for the three months ended September 30, 2002 compared to $46,000 for the three months ended September 30, 2001. The increase in ESOP expense was primarily the result of stock price appreciation and the expense associated with the additional 513,100 shares acquired by the ESOP during the recent Conversion and Reorganization. Occupancy costs increased due to the operation of an additional banking office. Additionally, other expenses increased due to general increases in back office operations and the additional costs associated with being a public company since the April 2002 Reorganization.


     INCOME TAX EXPENSE. The provision for income taxes for the three-month period ended September 30, 2002 was $928,000 compared to $621,000 for the similar prior year three-month period. The increase in provision for taxes for the three-month period ended September 30, 2002 primarily related to an increase in pre-tax income. The effective tax rate for the three-month periods ended September 30, 2002 and 2001 was 33.7% and 33.4%, respectively.

CHANGES IN FINANCIAL CONDITION

     GENERAL. Total assets of the Company increased by $29.2 million, or 3.8% to $789.0 million at September 30, 2002 compared to $759.8 million at June 30, 2002. The increase in assets resulted from securities available for sale and held to maturity increasing a combined $31.1 million, or 11.6% primarily as a result of the investment of the net proceeds received in the Company's Conversion and Reorganization in April 2002 and certain leverage strategies funded by Federal Home Loan Bank advances. Net loans increased $16.8 million, or 3.8% from $443.9 million at June 30, 2002 to $460.6 million at September 30, 2002 due primarily to an increase in the single-family residential mortgage and commercial real estate loan portfolios. Total liabilities amounted to $662.1 million at September 30, 2002, an increase of $26.6 million, or 4.2% from June 30, 2002. Deposits increased $2.1 million, or 4.0% to $531.9 million, with core deposits increasing $1.2 million to $225.1 million, while borrowings increased $26.0 million, or 26.6% from June 30, 2002. Total stockholders' equity increased $2.6 million to $127.0 million at September 30, 2002. The change in stockholders' equity was primarily the result of the combination of $1.8 million in net income and accumulated other comprehensive income of $1.3 million, partially offset by the aggregate cash dividend payment of $731,000 during the three months ended September 30, 2002.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents amounted to $15.5 million and $32.0 million at September 30, 2002 and June 30, 2002, respectively. Cash and cash equivalents decreased during the period as funds were utilized to purchase additional securities and for originating of new loans.

     ASSETS AVAILABLE OR HELD-FOR-SALE. At September 30, 2002, securities classified available-for-sale and loans classified held-for-sale amounted to $281.8 million and $439,000, respectively. This compares to $254.7 million in available-for-sale securities and $1.6 million in held-for-sale loans at June 30, 2002. The increase of $27.1 million, or 10.7%, in available-for-sale securities was part of the Company's investment strategy to increase its securities portfolio in its continuing efforts to increase net profits without exposing the Company to unnecessary risk. At September 30, 2002, the Company had unrealized gains on available- for- sale securities of $3.1 million, net of unrealized losses, compared to unrealized gains on available- for -sale securities of $1.9 million at June 30, 2002. The increase in unrealized gains was a result of a decrease in the general level of interest rates.

     LOANS. The net loan portfolio of the Company increased $16.8 million, or 3.8% from $443.9 million at June 30, 2002 to $460.6 million at September 30, 2002. The increase in the Company's net loan portfolio was due, in part, to an increase in the single-family residential mortgage and commercial real estate loan portfolio.

     During the three-months ended September 30, 2002, the Company's single-family residential mortgage loans increased $12.3 million, or 6.8%, commercial real estate and multi-family real estate loans increased $5.9 million, or 4.4%, construction loans decreased $2.7 million, or 9.4% and home equity loans decreased $350,000 while other consumer loans increased $395,000, or 3.9%,and commercial business loans increased by $1.3 million, or 7.1%. Although single-family residential mortgage loans temporarily increased as a percentage of the loan portfolio during the quarter, recent changes in the mix of the Company's loan portfolio reflect the Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans that generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and other consumer loans all generally are deemed to have increased credit risk characteristics in comparison to single-family residential mortgage loans.

     The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

     (DOLLARS IN THOUSANDS)                                      At September 30, 2002   At June 30, 2002
     ---------------------------------------------------------   ---------------------   ----------------
     Accruing loans past due 90 days or more:
        Real estate                                                  $        165            $        -
        Commercial business loans                                             200                   200
        Other                                                                   -                     -
                                                                     ------------            ----------
     Total                                                                    365                   200
                                                                     ------------            ----------
     Non-accrual loans:
        Mortgage loans
          Single-family residential                                         1,617                 1,897
          Commercial real estate and multi-family residential                 943                 1,179
          Construction                                                          -                     -
          Home Equity                                                         194                    55
       Consumer loans                                                           6                   104
       Commercial business loans                                              500                   724
                                                                     ------------            ----------
     Total                                                                  3,260                 3,959
                                                                     ------------            ----------
     Performing troubled debt restructurings                                1,512                 1,512
                                                                     ------------            ----------
     Total non-performing loans                                             5,137                 5,671
     Other real estate owned, net                                              85                    85
     Total non-performing assets                                     $      5,222            $    5,756
                                                                     ============            ==========
     Non-performing loans to total loans, net of deferred fees               1.10%                 1.28%
     Non-performing assets to total assets                                   0.66%                 0.76%

     Total non-performing assets decreased $534,000, or 9.3%, to $5.2 million at September 30, 2002 compared to $5.8 million June 30, 2002. The decrease was primarily related to a decrease in both non-performing mortgage loans and non-performing commercial business loans.

     INTANGIBLE ASSETS. Intangible assets include a core deposit intangible and an unidentified intangible asset, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition. The core deposit intangible is being amortized over a 12-year life. At September 30, 2002 the Company had goodwill of $848,000 which is periodically measured for impairment.

     DEPOSITS. The Company's total deposits increased by $2.1 million to $531.9 million at September 30, 2002 compared to $529.8 million at June 30, 2002. This increase occurred despite the Company being located in a highly competitive market for deposits. Savings accounts increased $1.0 million or 1.4%, checking and money market accounts increased $142,000 and certificates of deposit increased $959,000, all being less than 1.0%. The Company intends to continue its marketing efforts promoting core deposits in its effort to help fund asset growth.

     FEDERAL HOME LOAN BANK ADVANCES. The Company utilizes advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") primarily as an additional source of funds to meet loan demand. FHLB advances increased $26.0 million, or 26.6% to $123.8 million at September 30, 2002 compared to $97.8 million at June 30, 2002. The Company also uses FHLB advances to fund certain investment strategies approved by our Board of Directors.

     EQUITY. Total stockholders' equity of the Company amounted to $127.0 million, or 16.1% of assets at September 30, 2002 compared to $124.4 million or 16.4% of total assets at June 30, 2002, an increase of $2.6 million, or 2.1%. Changes in stockholders' equity reflect year-to-date net income of $1.8 million, as well as an increase of $1.3 million in accumulated other comprehensive income, primarily as a result of the increase in the value of the available-for-sale investment securities portfolio. Total stockholders' equity of the Company included unrealized gains, net of taxes, of $3.2 million and $1.9 million on available-for-sale securities at September 30, 2002 and June 30, 2002, respectively. The Company paid a cash dividend of $0.07 per share during the quarter ended September 30, 2002. These regular dividends totaled $731,000 during the quarter. No shares were repurchased during the three-month period ended September 30, 2002.

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

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At September 30, 2002, the total approved investment and loan origination commitments outstanding amounted to $23.8 million. Certificates of deposit scheduled to mature in one year or less at September 30, 2002 totaled $216.9 million. Based on historical experience, management believes that a significant portion of maturing certificates of deposit will remain with the Company. The Company has the ability to utilize borrowings, typically in the form of FHLB advances as an additional source of funds. The maximum borrowing capacity available to the Company from the FHLB was $397.3 million as of June 30, 2002, based on qualifying collateral. The Company is required to maintain sufficient liquidity to ensure its safe and sound operation. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

CAPITAL

         At September 30, 2002, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:

                                                                                                 Required to Be Well
                                                                                                  Capitalized under
                                                                     Required for Capital          Prompt Corrective
                                           Actual Capital             Adequacy Purposes            Action Provision
                                       ---------------------       ----------------------      -----------------------
 (DOLLARS IN THOUSANDS)                  Amount       Ratio          Amount        Ratio        Amount          Ratio
 --------------------------------      ---------     -------       ---------      -------      --------        -------
 AS OF SEPTEMBER 30, 2002
 --------------------------------
 Tangible capital                      $  82,546       10.5%       $  11,835        1.5%       $  15,780         2.0%
   (to tangible assets)
 Core capital                             82,546       10.5%          31,389        4.0%          39,236         5.0%
   (to adjusted tangible assets)
 Tier I capital                           82,546       19.8%             N/A         N/A          24,990         6.0%
   (to risk-weighted assets)
 Risk-based capital                       87,407       21.0%          33,320        8.0%          41,650        10.0%
   (to risk-weighted assets)

 AS OF JUNE 30, 2002
 --------------------------------
 Tangible capital                      $  82,668       10.9%       $  11,393        1.5%       $  15,191         2.0%
   (to tangible assets)
 Core capital                             82,668       10.9%          30,267        4.0%          37,834         5.0%
   (to adjusted tangible assets)
 Tier I capital                           82,668       20.4%             N/A         N/A          24,311         6.0%
   (to risk-weighted assets)
 Risk-based capital                       87,293       21.5%          32,414        8.0%          40,518        10.0%
   (to risk-weighted assets)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         For the discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to stockholders for the year ended June 30, 2002. Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company's portfolio equity. Management closely monitors interest rate risk and takes appropriate short-term actions to maintain this risk at acceptable levels while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets. Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company's asset and liability position since June 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Part II.  OTHER INFORMATION

ITEM L.   LEGAL PROCEEDINGS

                BRENDA DICICCO V. WILLOW GROVE BANK, (United States District Court, Eastern District of Pennsylvania). On October 11, 2002, a lawsuit was filed against Willow Grove Bank by Ms. DiCicco in her individual capacity as president and sole shareholder of ATS Products Corp. ("ATS") alleging eight causes of action related to a line of credit between the Bank and ATS. The causes of action are: breach of contract, breach of oral contract, fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, conversion and negligence. The plaintiff seeks compensatory damages in an amount in excess of $75,000, punitive damages, attorney fees and costs. ATS previously filed suit against Willow Grove Bank in the U.S. Bankruptcy Court averring similar causes of action. Willow Grove Bank is vigorously defending the claims made by the plaintiff in both suits and believes that those claims are without merit.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits (filed herewith unless otherwise noted)

         Exhibit No.                       Description
         2.1          Plan of Conversion and Agreement and Plan of
                      Reorganization*
         3.1          Articles of Incorporation of Willow Grove Bancorp, Inc.*
         3.2          Bylaws of Willow Grove Bancorp, Inc.*
         4.0          Form of Stock Certificate of Willow Grove Bancorp, Inc.*
         10.1         Form of Employment Agreement entered into between Willow
                      Grove Bank and Frederick A. Marcell Jr.**
         10.2         Form of Employment Agreement entered into between Willow
                      Grove Bank and each of Joseph M. Matisoff, Christopher E. Bell, Thomas M. Fewer and John T. Powers**
         10.3         Supplemental Executive Retirement Agreement**
         10.4         Non-Employee Director's Retirement Plan (as amended 2002)
         10.5         1999 Stock Option Plan***
         10.6         1999 Recognition and Retention Plan and Trust Agreement***
         10.7         Amended Incentive Compensation Plan****
         99.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         99.2         Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002

------------
     * Incorporated by reference from the Company's Registration Statement on Form S-1, filed on December 14, 2001, as amended, and declared effective on February 11, 2002.


     ** Incorporated by reference from the registration statement on Form S-1, filed by the Company's predecessor, a federal corporation also known as Willow Grove Bancorp, Inc (the "Mid-Tier") on September 18, 1999, as amended, and declared effective on November 12, 1998.

     *** Incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A filed by the Mid-Tier on June 23, 1999.

     **** Incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 30, 2002.

(b)      Reports on Form 8-K:

         A Current Report on Form 8-K was filed by the Company on July 24, 2002 with respect to the Company's press release announcing earnings results for the period ended June 30, 2002 and a declaration of a dividend.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WILLOW GROVE BANCORP, INC.



Date: November 24, 2002                    By: /s/ Frederick A. Marcell Jr.
                                               ---------------------------------
                                               Frederick A. Marcell Jr.
                                           President and Chief Executive Officer




Date: November 14, 2002                    By: /s/ Christopher E. Bell
                                               ---------------------------------
                                               Christopher E. Bell
                                               Chief Financial Officer

                                  CERTIFICATION


I, Frederick A. Marcell Jr., the President and Chief Executive Officer of Willow Grove Bancorp Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Willow Grove Bancorp Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                    /s/ Frederick A. Marcell Jr.
                                           -------------------------------------
                                           Frederick A. Marcell Jr.
                                           President and Chief Executive Officer

                                  CERTIFICATION


I, Christopher E. Bell, the Senior Vice President, Chief Financial Officer and Corporate Secretary of Willow Grove Bancorp Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Willow Grove Bancorp Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                   /s/ Christopher E. Bell
                                          -----------------------
                                          Christopher E. Bell
                                          Senior Vice President, Chief Financial
                                          Officer and Corporate Secretary

24