Form 10-Q
period 2002-12-31
WILLOW GROVE BANCORP INC/NEW
filed 2003-02-14
CIK 1163428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2002

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

     YES  [X]     NO  [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

     YES  [X]     NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The Registrant had 11,371,798 shares of common stock issued and outstanding as of February 13, 2002.

                                         WILLOW GROVE BANCORP, INC.

                                                  INDEX

                                                                                               Page No.
PART I     FINANCIAL INFORMATION
       Item 1.    Financial Statements (unaudited)

                  Consolidated Statements of Financial Condition at
                  December 31, 2002 and June 30, 2002 ........................................    3

                  Consolidated Statements of Operations - For the Three and
                  Six months ended December 31, 2002 and 2001 ................................    4

                  Consolidated Statements of Cash Flows - For the Six
                  Months ended December 31, 2002 and 2001 ....................................    5

                  Notes to the Unaudited Consolidated Financial Statements....................    6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ........................................   13

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................   21

       Item 4.    Controls and Procedures.....................................................   21

PART II    OTHER INFORMATION

       Item 1.    Legal Proceedings ..........................................................   22

       Item 2.    Changes in Securities and Use of Proceeds...................................   22

       Item 3.    Defaults upon Senior Securities.............................................   22

       Item 4.    Submission of Matters to a Vote of Security Holders.........................   22

       Item 5.    Other Information ..........................................................   23

       Item 6.    Exhibits and Reports on Form 8-K............................................   24

                           Willow Grove Bancorp, Inc.
                 Consolidated Statements of Financial Condition

                                                                                      At                  At
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                      December 31, 2002     June 30, 2002
-----------------------------------------------------------------------------  -----------------  ----------------
Assets
Cash and cash equivalents:
   Cash on hand and non-interest-earning deposits                              $           8,008   $         5,710
   Interest-earning deposits                                                              25,486            26,276
                                                                               -----------------   ---------------
Total cash and cash equivalents                                                           33,494            31,986
Securities
   Available for sale (amortized cost of $265,580 and $251,651, respectively)            270,602           254,687
   Held to maturity (fair value of $18,286 and $14,117, respectively)                     17,923            13,973
Loans (net of allowance for loan losses of $5,283 and $4,626, respectively)              464,273           443,855
Loans held for sale                                                                        7,802             1,574
Accrued income receivable                                                                  4,084             4,138
Property and equipment, net                                                                6,491             6,515
Intangible assets                                                                          1,075             1,126
Other assets                                                                               1,427             1,952
                                                                               -----------------   ---------------
Total assets                                                                   $         807,171   $       759,806
                                                                               =================   ===============

Liabilities and Stockholders' Equity
Deposits                                                                       $         542,172   $       529,752
Federal Home Loan Bank advances                                                          131,227            97,824
Advance payments from borrowers for taxes                                                  2,920             3,605
Accrued interest payable                                                                   1,045               868
Other liabilities                                                                          4,580             3,388
                                                                               -----------------   ---------------
Total liabilities                                                                        681,944           635,437
                                                                               -----------------   ---------------
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,299,246 and                        113               113
   11,284,966 issued at December 31, 2002 and June 30, 2002, respectively)
Additional paid-in capital                                                                82,704            82,521
Retained earnings-substantially restricted                                                48,984            46,708
Accumulated other comprehensive income                                                     3,096             1,881
Unallocated common stock held by
   Employee Stock Ownership Plan (ESOP)                                                   (6,189)           (6,420)
   Recognition and Retention Plan Trust (RRP)                                             (3,481)             (434)
                                                                               -----------------   ---------------
Total stockholders' equity                                                               125,227           124,369
                                                                               -----------------   ---------------
Total liabilities and stockholders' equity                                     $         807,171   $       759,806
                                                                               =================   ===============

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               Willow Grove Bancorp, Inc.
                         Consolidated Statements of Operations

                                                       For the Three Months Ended       For the Six Months Ended
                                                              December 31,                     December 31,
                                                       --------------------------      ----------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             2002           2001              2002           2001
------------------------------------------------------    ----           ----              ----           ----
Interest and dividend income:
  Loans                                                $     8,587    $     8,906      $    17,058     $    18,174
  Securities, primarily taxable                              3,447          2,108            7,229           4,358
                                                       -----------    -----------      -----------     -----------
Total interest income                                       12,034         11,014           24,287          22,532
                                                       -----------    -----------      -----------     -----------
Interest expense:
  Deposits                                                   3,253          4,578            6,825           9,661
  Borrowings                                                 1,528            955            3,026           1,903
  Advance payments from borrowers for taxes                      2              3                5               7
                                                       -----------    -----------      -----------     -----------
Total interest expense                                       4,783          5,536            9,856          11,571
                                                       -----------    -----------      -----------     -----------
Net interest income                                          7,251          5,478           14,431          10,961
Provision for loan losses                                      422            620              752             994
                                                       -----------    -----------      -----------     -----------
Net interest income after provision for loan losses          6,829          4,858           13,679           9,967
                                                       -----------    -----------      -----------     -----------

Non-interest income:
  Service charges and fees                                     445            398              916             752
  Realized gain on sale of:
    Loans held for sale                                        171            243              260             357
    Securities available for sale                               30            296                7             346
  Loan servicing income (loss), net                              4             21              (39)             39
                                                       -----------    -----------      -----------     -----------
Total non-interest income                                      650            958            1,144           1,494
                                                       -----------    -----------      -----------     -----------

Non-interest expense:
  Compensation and employee benefits                         2,858          2,288            5,699           4,428
  Occupancy                                                    351            309              690             615
  Furniture and equipment                                      250            226              483             438
  Federal insurance premium                                     22             22               44              45
  Amortization of intangible assets                             26             12               51              37
  Data processing                                              166            159              337             312
  Advertising                                                  107            124              268             285
  Community enrichment                                          43             38               73              75
  Deposit account services                                     203            210              406             404
  Professional fees                                            134            111              262             268
  Other expense                                                472            394              910             770
                                                       -----------    -----------      -----------     -----------
Total non-interest expense                                   4,632          3,893            9,223           7,677
                                                       -----------    -----------      -----------     -----------

Income before income taxes                                   2,847          1,923            5,600           3,784
Income tax expense                                             933            641            1,861           1,262
                                                       -----------    -----------      -----------     -----------
Net Income                                             $     1,914    $     1,282      $     3,739     $     2,522
                                                       ===========    ===========      ===========     ===========

Earnings per share:
  Basic                                                $      0.19    $      0.12      $      0.36     $      0.23
  Diluted                                              $      0.18    $      0.11      $      0.34     $      0.22
Cash dividends declared per share                      $      0.07    $      0.06      $      0.14     $      0.11
Weighted average basic shares outstanding               10,306,187     10,802,763       10,326,453      10,794,758
Weighted average diluted shares outstanding             10,789,005     11,050,455       10,868,703      11,033,367


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Cash Flows

                                                                                                For the Six
                                                                                                Months Ended
                                                                                                December 31,
                                                                                         -------------------------
(DOLLARS IN THOUSANDS)                                                                      2002           2001
----------------------------------------------------------------------------------------    ----           ----
Net cash flows from operating activities:
Net income                                                                                $   3,739      $   2,522
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                 464            422
   Amortization of premium and accretion of discount, net                                       455             90
   Amortization of intangible assets                                                             51             37
   Provision for loan losses                                                                    752            994
   Gain on sale of loans available for sale                                                    (260)          (357)
   Gain on sale of securities available for sale                                                 (7)          (346)
   Increase in deferred loan fees                                                               350             60
   Decrease in accrued income receivable                                                         54            383
   Decrease in other assets                                                                    (220)          (310)
   Decrease in accrued interest payable                                                         177            147
   Increase in other liabilities                                                              1,192            157
   Expense of ESOP and RRP                                                                      503            181
   Originations and purchases of loans held for sale                                        (30,153)       (36,861)
   Proceeds from sale of loans held for sale                                                 24,185         34,860
                                                                                          ---------      ---------
  Net cash provided by operating activities                                               $   1,282      $   1,979
                                                                                          ---------      ---------
Cash flows from investing activities:
   Net (increase) decrease in loans                                                         (21,488)        13,983
   Purchase of securities available for sale                                               (110,146)       (91,221)
   Proceeds from sales and calls of securities available for sale                            60,651         69,608
   Principal repayments of securities available for sale                                     31,168         13,834
   Purchase of property and equipment                                                          (440)          (802)
                                                                                          ---------      ---------
  Net cash provided by investing activities                                               $ (40,255)     $   5,402
                                                                                          ---------      ---------
Cash flows from financing activities:
   Net increase in deposits                                                                  12,420         12,118
   Net increase in FHLB advances with original maturity less than 90 days                       750              -
   Increase in FHLB advances with original maturity greater than 90 days                     35,750          9,000
   Repayment of FHLB advances with original maturity greater than 90 days                    (3,097)        (4,157)
   Net decrease in advance payments from borrowers for taxes                                   (685)        (1,270)
   Dividends paid                                                                            (1,463)          (493)
   Acquisition of stock for Recognition and Retention Plan                                   (3,194)
   Issuance of treasury stock                                                                     -             32
                                                                                          ---------      ---------
  Net cash provided by financing activities                                               $  40,481      $  15,230
                                                                                          ---------      ---------
Net increase in cash and cash equivalents                                                 $   1,508      $  22,611
Cash and cash equivalents:
Beginning of period                                                                          31,986         22,209
                                                                                          ---------      ---------
End of period                                                                             $  33,494      $  44,820
                                                                                          ---------      ---------
Supplemental disclosures of cash and cash flow information:
   Interest paid                                                                              9,679         11,424
   Income taxes paid                                                                          1,248          1,230
Non-cash items:
   Change in unrealized gain on securities available for sale                                 1,215            470
       (net of taxes of ($745) and ($150) in 2002 and 2001, respectively)
   Loans transferred to other real estate owned                                                   -              -


SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

     On April 3, 2002 Willow Grove Bank completed its reorganization from the two-tier mutual holding company form of organization to the stock form of organization (the "April 2002 Reorganization"). The former Willow Grove Bancorp, Inc. was a federally chartered mid-tier holding company with approximately 56.9% of its stock being held by Willow Grove Mutual Holding Company and the remaining 43.1% being held by public shareholders. As part of the April 2002 Reorganization, the former Willow Grove Bancorp, Inc., the federal corporation, was merged into Willow Grove Bank and the current Willow Grove Bancorp Inc., a Pennsylvania corporation, was incorporated by the Bank for the purpose of becoming the holding company for the Bank. Willow Grove Bancorp, Inc., the new Pennsylvania corporation, through a public subscription offering sold 6,414,125 shares of stock at $10.00 per share to subscribers and issued 4,869,375 shares to the stockholders of Willow Grove Bancorp, Inc., the former federal corporation which represented an exchange ratio of 2.28019 shares of common stock for each share of the former company. Willow Grove Bank is now the wholly-owned subsidiary of Willow Grove Bancorp, Inc., the Pennsylvania corporation. All per share data and information prior to April 3, 2002 refers to the former Willow Grove Bancorp, Inc., the federal corporation, and has been restated to reflect the effect of the increased shares resulting from the share issuance and exchange in the April 2002 Reorganization. For an interim period of time after the completion of the April 2002 Reorganization, our stock traded under the symbol "WGBCD", for all other periods the stock of both the former federal corporation and the current Pennsylvania corporation traded under the symbol "WGBC".

     In September 2000, Willow Grove Investment Corporation ("WGIC"), a Delaware corporation was formed as a wholly owned subsidiary of the Bank to conduct the investment activities of the Bank.

2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fasir presentation of these financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended June 30, 2002, which are included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002 (File No. 000-49706). The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

     In preparing the financial statements, management is required to make certain estimates and assumptions that affect the carrying values of certain assets and liabilities, and revenues and expenses for the reporting periods contained herein, in particular the allowance for loan losses. Actual results could differ from such estimates.

3.   EARNINGS PER SHARE

     Earnings per share, basic and diluted, were $0.19 and $0.18 for the three months ended December 31, 2002, respectively, compared to $0.12 and $0.11 for the three months ended December 31, 2001, respectively. Earnings per share, basic and diluted, were $0.36 and $0.34, for the six months ended December 31, 2002, respectively, compared to $0.23 and $0.22 for the six months ended December 31, 2001, respectively.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

                                                              For the                            For the
                                                         Three Months Ended                  Six Months Ended
                                                          December 31, 2002                 December 31, 2002
                                                      ---------------------------      ---------------------------

(Dollars in thousands, except per share data)            Basic          Diluted           Basic          Diluted
                                                      -----------     -----------      -----------     -----------
Net income                                            $     1,914           1,914      $     3,739           3,739
Dividends on unvested common stock awards                      (6)             (6)             (18)            (18)
                                                      -----------     -----------      -----------     -----------
Income available to common stockholders               $     1,908     $     1,908      $     3,721     $     3,721
                                                      ===========     ===========      ===========     ===========

Weighted average shares outstanding                    10,306,187      10,306,187       10,326,453      10,326,453
Effect of dilutive securities:
   Options                                                      -         139,147                -         198,579
   Unvested common stock awards                                 -         343,671                -         343,671
                                                      -----------     -----------      -----------     -----------
Adjusted weighted average shares used in
   earnings per share computation                      10,306,187      10,789,005       10,326,453      10,868,703
                                                      ===========     ===========      ===========     ===========

Earnings per share                                    $      0.19     $      0.18      $      0.36     $      0.34
                                                      ===========     ===========      ===========     ===========

                                                              For the                            For the
                                                         Three Months Ended                  Six Months Ended
                                                          December 31, 2001                 December 31, 2001
                                                      ---------------------------      ---------------------------

(Dollars in thousands, except per share data)            Basic          Diluted           Basic          Diluted
                                                      -----------     -----------      -----------     -----------
Net income                                            $     1,282     $     1,282      $     2,522     $     2,522
Dividends on unvested common stock awards                      (7)             (7)             (16)            (16)
                                                      -----------     -----------      -----------     -----------
Income available to common stockholders               $     1,275     $     1,275      $     2,506     $     2,506
                                                      ===========     ===========      ===========     ===========

Weighted average shares outstanding                    10,802,763      10,802,763       10,794,758      10,794,758
Effect of dilutive securities:
   Options                                                      -         138,861                -         129,778
   Unvested common stock awards                                 -         108,831                -         108,831
                                                      -----------     -----------      -----------     -----------
Adjusted weighted average shares used in
   earnings per share computation                      10,802,763      11,050,455       10,794,758      11,033,367
                                                      ===========     ===========      ===========     ===========

Earnings per share                                    $      0.12     $      0.11      $      0.23     $      0.22
                                                      ===========     ===========      ===========     ===========

     All options to acquire shares of common stock of the former Willow Grove Bancorp, Inc. outstanding as of April 3, 2002 were exchanged, as adjusted for the exchange ratio, for options to acquire common stock of the new company.

4.   LOAN PORTFOLIO

     Information about the Bank's loan portfolio is presented below as of and for the periods indicated:

                                                                   At                           At
                                                            December 31, 2002             June 30, 2002
                                                       --------------------------- ---------------------------
                                                                    Percentage of               Percentage of
(Dollars in thousands)                                    Amount        Total         Amount        Total
------------------------------------------------------ ----------- --------------- ------------ --------------
Mortgage loans:
  Single-family residential                             $ 186,781       39.74  %    $ 181,454       40.40  %
  Commercial real estate and multi-family residential     148,265       30.66         134,294       29.90
  Construction                                             30,786        7.44          29,306        6.52
  Home Equity                                              73,106       15.56          75,016       16.70
                                                        ---------     -------       ---------     -------
    Total mortgage loans                                  438,938       93.40         420,070       93.52
  Consumer loans                                            9,877        2.15          10,081        2.24
  Commercial business loans                                21,128        4.45          19,067        4.24
                                                        ---------     -------       ---------     -------
Total loans receivable                                  $ 469,943      100.00   %   $ 449,218      100.00  %
                                                        =========     =======       =========     =======

Allowance for loan losses                                  (5,283)                     (4,626)
Deferred net loan origination fees                           (387)                       (737)
                                                        ---------                   ---------
Loans receivable, net                                   $ 464,273                   $ 443,855
                                                        =========                   =========

     The following is a summary of the activity in the allowance for loan losses for the six months ended December 31, 2002 and 2001:

                                                    For the Six Months Ended
                                                           December 31,
                                                   ---------------------------
(DOLLARS IN THOUSANDS)                                2002             2001
--------------------------------------------------    ----             ----

Balance at the beginning of  period                $   4,626         $   4,313
  Plus: Provisions for loan losses                       752               994
  Less Charge-offs for:
    Mortgage loans                                         -                11
    Consumer loans                                         2               155
    Commercial business loans                             93               769
                                                   ---------         ---------
  Total charge-offs                                       95               935
  Plus: Recoveries                                         -                44
                                                   ---------         ---------
Balance at the end of the period                   $   5,283         $   4,416
                                                   =========         =========

5.   SECURITIES

     The amortized cost and estimated fair value of held to maturity and available-for-sale securities at December 31, 2002 and June 30, 2002 are as follows:

                                                             At December 31, 2002
                                            ---------------------------------------------------
                                             Amortized    Unrealized    Unrealized   Estimated
(Dollars in thousands)                         Cost          Gains        Losses     Fair Value
------------------------------------------  ----------    ----------    ----------   ----------
HELD TO MATURITY:
Municipal securities                        $  17,923      $     363    $       -     $  18,286
                                            ---------      ---------    ---------     ---------
Total securities held to maturity           $  17,923      $     363    $       -     $  18,286
                                            =========      =========    =========     =========

AVAILABLE FOR SALE:
US government agency securities             $  70,976      $   1,349    $       -     $  72,325
Mortgage backed securities:
  FNMA                                        108,408          3,293          (39)      111,662
  GNMA                                         29,620            789            -        30,409
  FHLMC                                        43,694            728       (1,029)       43,393
FHLB Stock                                      8,432              -            -         8,432
Equity securities                               4,450              -          (69)        4,381
                                            ---------      ---------    ---------     ---------
Total securities available for sale           265,580          6,159       (1,137)      270,602
                                            ---------      ---------    ---------     ---------
Total securities                            $ 283,503      $   6,522    $  (1,137)    $ 288,888
                                            =========      =========    =========     =========

                                                              At June 30, 2002
                                            ---------------------------------------------------
                                             Amortized    Unrealized    Unrealized   Estimated
(Dollars in thousands)                         Cost          Gains        Losses     Fair Value
------------------------------------------  ----------    ----------    ----------   ----------
Held to Maturity:
Municipal securities                        $  13,973      $     147    $      (3)    $  14,117
                                            ---------      ---------    ---------     ---------
Total securities held to maturity           $  13,973      $     147    $      (3)    $  14,117
                                            =========      =========    =========     =========

Available for Sale:
US government agency securities             $  75,692      $   1,013    $     (12)    $  76,693
Mortgage backed securities:
  FNMA                                         87,778          1,649            -        89,427
  GNMA                                         37,847            495           (1)       38,341
  FHLMC                                        40,820            303         (360)       40,763
FHLB Stock                                      5,042              -            -         5,042
Equity securities                               4,472              -          (51)        4,421
                                            ---------      ---------    ---------     ---------
Total securities available for sale           251,651          3,460         (424)      254,687
                                            ---------      ---------    ---------     ---------
Total securities                            $ 265,624      $   3,607    $    (427)    $ 268,804
                                            =========      =========    =========     =========

6.     RECENT ACCOUNTING PRONOUNCEMENTS


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

     Effective September 30, 2002 the Company adopted Statement No. 147 with retroactive application effective June 30, 2001. With the adoption of Statement No. 147 an adjustment to fiscal 2002 statements is included to eliminate the accumulated amortization associated with the retroactive adjustment. The results of this adjustment is an increase in income, for an average of $23,000, net of taxes, for each quarter and $92,000, net of taxes, for fiscal year ended June 30, 2002. At December 31, 2002 the Company had goodwill of $848,000, which was recently assessed for impairment. The Company determined there was no impairment to goodwill at this time and correspondingly no impact on earnings was required. Prospectively, should an indication of impairment exist, the Company will perform a second test under Statement No. 142 to measure and record the amount of impairment, if any.


GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FASB INTERPRETATION NO. 45)

          o elaborates on the disclosures to be made by a guarantor in its annual financial statements about its obligations under certain guarantees that its issued.

          o    effective for financial statements ending December 31, 2002

CONSOLIDATION OF VARIABLE INTEREST ENTITIES- AN INTERPRETATION OF ARB NO. 51 (FASB INTERPRETATION NO. 46)

          o requires that an enterprise review its degree of involvement in a variable interest entity to determine of it is the primary beneficiary of that entity.

          o effective for fiscal years beginning after June 30, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.


STOCK-BASED COMPENSATION

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002, except for financial reports containing condensed financial statements for interim periods for which disclosure is effective for periods beginning after December 15, 2002. This Statement announces that "in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation."

7.   COMPREHENSIVE INCOME

     The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

                                                          Three Months Ended           Six Months Ended
                                                              December 31,                 December 31,
                                                        ------------------------    ------------------------
(DOLLARS IN THOUSANDS)                                    2002            2001         2002           2001
------------------------------------------------------    ----            ----         ----           ----
Net income                                              $   1,914      $   1,282    $   3,739      $   2,522
Other comprehensive income, net of tax
   Unrealized gains on securities available
   for sale, net of tax
   Unrealized holding gain(loss) during the period             35         (2,010)       1,210            (46)
   Reclassification adjustment for gains
      included in net income                                   20            296            5            346
                                                        ---------      ---------    ---------      ---------
Total other comprehensive income (loss)                        55         (1,714)       1,215            300
                                                        ---------      ---------    ---------      ---------
Comprehensive income(loss)                              $   1,969      $    (432)   $   4,954      $   2,822
                                                        =========      =========    =========      =========

8.   STOCK-BASED COMPENSATION

     At December 31, 2002, the Company has two stock-based option plans, the first plan is described more fully in Note 9 of the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The 2002 Stock Option Plan was recently adopted at the Annual Meeting of Stockholders held November 8, 2002. The Company accounts for both plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                                For the                     For the
                                                           Three Months Ended           Six Months Ended
                                                               December 31,                December 31,
                                                        ------------------------    ------------------------
(DOLLARS IN THOUSANDS)                                    2002            2001         2002           2001
------------------------------------------------------    ----            ----         ----           ----
Income available to common stockholders                 $   1,908      $   1,275    $   3,721      $   2,506
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                          (44)           (15)         (70)           (30)
                                                        ---------      ---------    ---------      ---------
Pro forma net income                                    $   1,864      $   1,260    $   3,651      $   2,476
                                                        =========      =========    =========      =========
Earnings per share:
  Basic-as reported                                     $    0.19      $    0.12    $    0.36      $    0.23
                                                        =========      =========    =========      =========
  Basic- pro forma                                      $    0.17      $    0.11    $    0.35      $    0.23
                                                        =========      =========    =========      =========

  Diluted-as reported                                   $    0.18      $    0.11    $    0.34      $    0.22
                                                        =========      =========    =========      =========
  Diluted-pro forma                                     $    0.17      $    0.11    $    0.34      $    0.22
                                                        =========      =========    =========      =========

9.      DIVIDENDS

        On July 22, 2002 and October 22, 2002, the Company declared a cash dividend on its common stock of $0.07 per share, payable on August 16, 2002 and November 20, 2002, respectively, to owners of record on August 2, 2002 and November 8, 2002, respectively. Additionally, on January 29, 2003, the Company's Board of Directors declared a $0.08 per share cash dividend payable on February 17, 2003 to shareholders of record on February 3, 2003.


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

        RESULTS OF OPERATIONS

        GENERAL. Net income for the three-month period ended December 31, 2002 was $1.9 million. This compares to net income of $1.3 million for the comparable quarter in the prior year. Net income for the six-month period ended December 31, 2002 was $3.7 million compared to net income of $2.5 million for the comparable six-month period ended December 31, 2001. The Company's net interest margin increased 22 basis points to 3.73% for the three months ended December 31, 2002 from 3.51% for the three months ended December 31, 2001. The net interest margin increased 21 basis points to 3.73% for the six months ended December 31, 2002 from 3.52% for the six months ended December 31, 2001. The return on average assets for the three-month and six-month periods ended December 31, 2002 and 2001 were 0.94% and 0.93%, respectively, and 0.78% and 0.78%, respectively. The return on average equity for the same periods was 6.08% and 5.98%, respectively, and 7.95% and 7.96%, respectively.

        NET INTEREST INCOME. Net interest income is determined by our average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities) and also the average amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

        Net interest income for the three-month and six-month periods ended December 31, 2002 was $7.3 million, and $14.4 million, respectively. This compares favorably to $5.5 million and $11.0 million in net interest income for the respective prior comparable periods. For the three-month and six-month periods ended December 31, 2002, net interest income increased $1.8 million or 32.4% and $3.5 million or 31.7%, over the prior comparable three-month and six-month periods. The increases were primarily a result of the combination of increased balances in average interest-earning assets and a reduction in average interest rates paid on interest-bearing liabilities which more than offset a reduction in average yield on interest-earning assets. For the three-month and six-month periods ended December 31, 2002 the Company's interest rate spread increased 23 basis points for both periods to 3.06% and 3.05%, respectively, compared to 2.83% and 2.82% for the respective three-month and six-month periods ending December 31, 2001.

        Average interest-earning assets increased $157.6 million and $154.6 million, or 25.3% and 24.9%, respectively, for the three-month and six-month periods ended December 31, 2002 compared to the respective prior year periods. Average interest-bearing liabilities for the three-month and six-month periods ended December 31, 2002 increased $89.8 million and $87.4 million or 17.2% and 16.8%, respectively, over the comparable prior periods. The primary reason for the increases in interest-earning assets during the 2002 periods was the deployment of net proceeds from the April 2002 Reorganization. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 127.85% and 127.69%, respectively, for the three-month and six-month periods ended December 31, 2002 compared to an average 119.65% and 119.42%, respectively, for the corresponding three-month and six-month periods ended December 31, 2001. The Company's net interest margin increased 22 basis points for the three-month period and 21 basis points for the six-month period ended December 31, 2002 to 3.73% for both periods, compared to 3.51% and 3.52%, respectively, for the respective prior year periods. The increase in net interest margin was primarily a result of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities as a result of the April 2002 Reorganization.

     The following tables present the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month and six-month periods ended December 31, 2002 and 2001. The Company maintained tax-exempt securities for which the yield has been adjusted to a taxable equivalent yield. Loans receivable include non-accrual loans.

                                                                       For the Three Months Ended
                                              ---------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                  December 31, 2002                       December 31, 2001
---------------------------------------       -----------------------------------      ----------------------------------
                                               Average                   Average        Average                  Average
                                               Balance     Interest    Yield/Cost       Balance     Interest   Yield/Cost
                                              ---------    --------    ----------      ---------    --------   ----------
Interest-earning assets:
Loans receivable:
   Mortgage loans                            $ 442,798     $ 8,112        7.29  %     $ 430,828      $ 8,395      7.76  %
   Consumer loans                               10,417         120        4.57            9,990          136      5.40
   Commercial business loans                    20,242         355        6.96           20,770          375      7.16
                                             ---------     -------                    ---------     --------
Total loans                                    473,457       8,587        7.22          461,588        8,906      7.68
Securities - taxable                           276,743       3,222        4.62          134,070        1,937      5.73
Securities - nontaxable - adjusted to a         17,980         271        5.98            6,110          103      6.69
  taxable equivalent yield
Other interest-earning assets                   12,861          37        1.14           21,689          100      1.83
                                             ---------     -------                    ---------     --------
Total interest-earning assets                  781,041      12,117        6.17          623,457       11,046      7.05
Non-interest-earning assets                     16,665                                   15,590
                                             ---------                                ---------
Total assets                                 $ 797,706                                $ 639,047
                                             =========                                =========

Interest-bearing liabilities:
Deposits:
   NOW and money market accounts             $  97,615     $   329        1.34  %     $  73,413     $    302      1.63  %
   Savings accounts                             75,644         228        1.20           62,398          324      2.06
   Certificates of deposit                     303,946       2,696        3.52          318,181        3,952      4.93
                                             ---------     -------                    ---------     --------
Total deposits                                 477,205       3,253        2.70          453,992        4,578      4.00
Total borrowings                               131,504       1,528        4.61           65,044          955      5.83
Total escrows                                    2,173           2        0.37            2,024            3      0.59
                                             ---------     -------                    ---------     --------
Total interest-bearing liabilities             610,882       4,783        3.11          521,060        5,536      4.22
Non-interest-bearing liabilities                63,397                                   55,274
                                             ---------                                ---------
Total liabilities                              674,279                                  576,334
Total stockholders' equity                     123,427                                   62,713
                                             ---------                                ---------
Total liabilities and stockholders' equity   $ 797,706                                $ 639,047
                                             =========                                =========

Net interest-earning assets                  $ 170,159                                $ 102,397
                                             =========                                =========
Net interest income                                        $ 7,334                                  $ 5,510
                                                           =======                                  =======
Net interest rate spread                                                  3.06%                                   2.83%
                                                                          ====                                    ====

Net interest margin                                                       3.73%                                   3.51%
                                                                          ====                                    ====

Ratio of average interest-earning assets
  to average interest-bearing liabilities                               127.85%                                 119.65%
                                                                        ======                                  ======


                                                                        For the Six Months Ended
                                              ---------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                  December 31, 2002                       December 31, 2001
---------------------------------------       -----------------------------------      ----------------------------------
                                               Average                   Average        Average                  Average
                                               Balance     Interest    Yield/Cost       Balance     Interest   Yield/Cost
                                              ---------    --------    ----------      ---------    --------   ----------
Interest-earning assets:
Loans receivable:
   Mortgage loans                             $ 434,485    $ 16,113       7.38  %      $ 433,274    $ 17,082      7.85  %
   Consumer loans                                10,320         242       4.65             9,978         272      5.41
   Commercial business loans                     19,883         703       7.01            20,337         820      8.00
                                              ---------     -------                    ---------    --------
Total loans                                     464,688      17,058       7.31           463,589      18,174      7.80
Securities - taxable                            275,807       6,742       4.85           132,919       4,037      6.02
Securities - nontaxable - adjusted to a          17,051         518       6.03             4,842         164      6.72
  taxable equivalent yield
Other interest-earning assets                    17,834         128       1.42            19,387         208      2.13
                                              ---------     -------                    ---------    --------
Total interest-earning assets                   775,380      24,446       6.27           620,737      22,583      7.24
Non-interest-earning assets                      16,872                                   15,526
                                              ---------                                ---------
Total assets                                  $ 792,252                                $ 636,263
                                              =========                                =========

Interest-bearing liabilities:
Deposits:
   NOW and money market accounts              $  96,714     $   694       1.42  %      $  71,828    $    662      1.83  %
   Savings accounts                              75,180         496       1.31            61,034         634      2.06
   Certificates of deposit                      305,912       5,635       3.65           319,635       8,365      5.19
                                              ---------     -------                    ---------    --------
Total deposits                                  477,806       6,825       2.83           452,497       9,661      4.24
Total borrowings                                127,061       3,026       4.72            64,850       1,903      5.82
Total escrows                                     2,365           5       0.42             2,456           7      0.57
                                              ---------     -------                    ---------    --------
Total interest-bearing liabilities              607,232       9,856       3.22           519,803      11,571      4.42
Non-interest-bearing liabilities                 61,612                                   54,266
                                              ---------                                ---------
Total liabilities                               668,844                                  574,069
Total stockholders' equity                      123,408                                   62,194
                                              ---------                                ---------

Total liabilities and stockholders' equity    $ 792,252                                $ 636,263
                                              =========                                =========

Net interest-earning assets                   $ 168,148                                $ 100,934
                                              =========                                =========
Net interest income                                         $14,590                                 $ 11,012
                                                            =======                                 ========
Net interest rate spread                                                  3.05%                                   2.82%
                                                                          ====                                    ====

Net interest margin                                                       3.73%                                   3.52%
                                                                          ====                                    ====

Ratio of average interest-earning assets
     to average interest-bearing liabilities                            127.69%                                 119.42%
                                                                        ======                                  ======

     INTEREST INCOME. Interest income on loans decreased $319,000 and $1.1 million or 3.6% and 6.1%, respectively, for the three-month and six-month periods ended December 31, 2002 compared to the three-month and six-month periods ended December 31, 2001. The overall increase in the average balance of loans was more than offset by an overall decrease in the average yields earned for the three-month and six-month periods ended December 31, 2002 which accounted for the decline in interest income compared to the similar prior year periods. Interest income on securities increased $1.3 million and $2.9 million or 63.5% and 65.9%, respectively (adjusting our tax-exempt securities to 5.98% and 6.03%, respectively, on a tax equivalent basis) for the three-month and six-month periods ended December 31, 2002 compared to the three-month and six-month periods ended December 31, 2001. Overall increases in the average balance of securities more than offset the overall decrease in average yields earned for the three-month and six-month periods ended December 31, 2002 compared to the three-month and six-month periods ended December 30, 2001.

     INTEREST EXPENSE. Interest expense on deposit accounts decreased $1.3 million and $2.8 million, or 28.9% and 29.4%, respectively, for the three-month and six-month periods ended December 31, 2002 compared to the similar prior year periods. The increase in the average balances of deposits was more than offset by the decrease in average rates paid on deposits. The decrease in average rates paid was primarily responsible for the overall decrease in interest expense. Interest expense on borrowings increased $573,000 and $1.1 million, or 60.0% and 59.0% for the three-month and six-month periods ended December 31, 2002 compared to the similar prior year period. The increase in average balances on borrowings, primarily related to revenue enhancement strategies, more than offset the decrease in average borrowing rates.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses for the three months and six months ended December 31, 2002 was $422,000 and $752,000, respectively. This compares to $620,000 and $994,000, respectively, for the corresponding prior fiscal year periods. The Company's allowance for loan losses as a percentage of its loan portfolio increased to 1.12% at December 31, 2002 compared to 1.03% at June 30, 2002. During the three months ended December 31, 2002 the Company made specific provisions of $338,000 related to a previously reported non-performing commercial real estate loan with an original balance of $675,000. Excluding the specific loan provision of $338,000 the Company's allowance for loan losses as a percentage of its loan portfolio would have been 1.05%. The Company is in the process of foreclosure of the property securing this loan and anticipates taking possession within the next few months. The provisions for loan losses are based primarily upon the Company's regular review of credit quality and is based upon, but not limited to, the following factors: an evaluation of the portfolio, loss experience, current economic conditions, volume, growth and composition of the portfolio. Management believes, to the best of its knowledge, that the Company's allowance represents all known and inherent losses in the portfolio that are both probable and reasonably estimable at December 31, 2002, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company's non-performing loans in the remainder of the Company's loan portfolio.

     NON-INTEREST INCOME. Non-interest income decreased $308,000, or 32.2% to $650,000 for the three-month period ended December 31, 2002 compared to $958,000 for the similar prior year period. Non-interest income decreased $350,000, or 23.4% to $1.1 million for the six-month period ended December 31, 2002 compared to $1.5 million for the similar prior fiscal year period. The decreases were primarily a result of the Company's reduction in gains on sale of loans and investments during the second quarter of fiscal 2003. The decrease related to the gain on sales of loans was $72,000 and $97,000, respectively and the decrease in gain on sale of securities was $266,000 and $339,000, respectively, for the three-month and six-month periods ended December 31, 2002 compared to the similar prior year period. Additionally, loan servicing income decreased $17,000 and $78,000, respectively for the three-month and six-month periods ended December 31, 2002 compared to the similar period in 2001. The decrease was primarily related to a $49,000 increase in the amortization of capitalized loan servicing rights which reflect accelerated mortgage loan prepayments as a result of record single-family residential loan re-financings. These decreases were partially offset by an increase of $47,000 and $164,000, respectively, for the three-month and six-month periods ended December 31, 2002 in general service charges and fees.

     NON-INTEREST EXPENSE. Non-interest expense increased $739,000, or 19.0% to $4.6 million for the three-month period ended December 31, 2002 compared to $3.9 million for the similar prior year period. Non-interest expense increased $1.5 million, or 10.0% to $9.2 million for the six-month period ended December 31, 2002 compared to $7.7 million for the similar prior year period. The increases were primarily a result of general increases in compensation and benefits, increased Employee Stock Ownership Plan ("ESOP") and increased Recognition and Retention Plan ("RRP") expense, increased personnel costs due to the opening of our thirteenth banking office in April 2002 and an increase in staffing primarily in our lending area. ESOP expense increased $175,000 and $306,000, or 331.4% and 309.1%, respectively, to $228,000 and $405,000 for the three-month and six-month periods ended December 31, 2002. This compares to $53,000 and $99,000, respectively for the three-month and six-month periods ended December 31, 2001. The increase in ESOP expense was primarily the result of stock price appreciation and the expense associated with the additional 513,130 shares acquired by the ESOP in the April 2002 Reorganization. The RRP expense increased $55,000 and $55,000, or 134.1% or 67.3%, to $96,000 and $136,000, respectively for the three-month and six- month periods ended December 31, 2002. This compares to $41,000 and $81,000, respectively, for the three-month and six-month periods ended December 31, 2001. The increase was exclusively related to shares allocated from the 2002 RRP Trust. Increases in compensation expense related to the operation of our thirteenth office were $42,000 and $89,000, respectively for the three months and six months ended December 31, 2002. Increases in occupancy expense related to the operation of our thirteenth banking office were

$30,000 to $58,000, respectively for the three months and six months ended December 31, 2002. Additionally, other expenses increased due to general increases in back office operations.

     INCOME TAX EXPENSE. The provision for income taxes for the three-month and six-month periods ended December 31, 2002 was $933,000 and $1.9 million, respectively. This compares to a provision of $641,000 and $1.3 million for the similar prior year three-month and six-month periods. The increase in provision for taxes for the three-month and six-month periods ended December 31, 2002 primarily relates to an increase in pre-tax income. The effective tax rate for the three-month and six-month periods ended December 31, 2002 was 32.7% and 33.2%, respectively.

CHANGES IN FINANCIAL CONDITION

     GENERAL. Total assets of the Company increased by $47.4 million, or 6.2% to $807.2 million at December 31, 2002 compared to $759.8 million at June 30, 2002. The increase in assets resulted from securities available for sale and held to maturity increasing a combined $19.9 million, or 7.4% primarily as a result of the investment of the net proceeds received in the Company's April 2002 Reorganization and certain leverage strategies funded by Federal Home Loan Bank advances. Net loans increased $20.4 million, or 4.6% from $443.9 million at June 30, 2002 to $464.3 million at December 31, 2002 due primarily to an increase in the commercial real estate, single-family residential mortgage, commercial business and construction loan portfolios. Total liabilities amounted to $681.9 million at December 31, 2002, an increase of $46.5 million, or 7.3% from June 30, 2002. Deposits increased $12.4 million, or 2.3% to $542.2 million, with core deposits increasing $12.7 million, or 5.7%, to $236.6 million, while borrowings increased $33.4 million, or 34.1% from June 30, 2002 to December 31, 2002. Total stockholders' equity increased $858,000 to $125.2 million at December 31, 2002. The change in stockholders' equity was primarily the result of the combination of $1.9 million in net income and accumulated other comprehensive income of $3.1 million, which was partially offset by the purchase of shares in the open market for the Company's 2002 RRP Plan totaling $3.2 million, which are recorded as a contra-equity account, and dividend payments of $1.6 million during the six months ended December 31, 2002.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents amounted to $33.5 million and $32.0 million at December 31, 2002 and June 30, 2002, respectively. Cash and cash equivalents increased during the period as a result of increased cash flows from loans and mortgage-backed securities and increased deposit balances.

     ASSETS AVAILABLE OR HELD-FOR-SALE. At December 31, 2002, securities classified available-for-sale and loans classified held-for-sale amounted to $270.6 million and $7.8 million, respectively. This compares to $254.7 million in available-for-sale securities and $1.6 million in held-for-sale loans at June 30, 2002. The increase of $15.9 million, or 6.2%, in available-for-sale securities was part of the Company's investment strategy to increase its securities portfolio in its continuing efforts to increase net profits without exposing the Company to unnecessary risk. At December 31, 2002, the Company had unrealized gains on available- for- sale securities of $3.1 million, net of unrealized losses, compared to unrealized gains on available- for -sale securities of $1.9 million at June 30, 2002. The increase in unrealized gains was a result of a decrease in the general level of interest rates. The increase of $6.2 million or 395.7% in held for sale loans was part of the Company's strategy to sell single-family residential mortgage loans to generate non-interest income and to reduce potential interest rate risk in the future.

     LOANS. The net loan portfolio of the Company increased $20.4 million, or 4.6% from $443.9 million at June 30, 2002 to $464.3 million at December 31, 2002. The increase in the Company's net loan portfolio was due to an increase in the commercial real estate, single-family residential mortgage, commercial business and construction loan portfolios.

     During the second quarter of fiscal 2003, the Company's single-family residential mortgage loans increased $5.3 million, or 2.9%, construction loans increased $1.5 million, or 5.1%, commercial real estate and multi-family real estate loans increased $14.0 million, or 10.4%, and commercial business loans increased $2.1 million, or 9.8%. Partially offsetting these increases were declines of $204,000, or 2.1% in consumer loans and $1.9 million, or 2.6% in home equity loans. Recent changes in the mix of the Company's loan portfolio reflect the Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans that generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and other consumer loans all generally are deemed to have increased credit risk characteristics in comparison to single-family residential mortgage loans.

         The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.


(DOLLARS IN THOUSANDS)                                       At December 31, 2002   At June 30, 2002
---------------------------------------------------------   ---------------------   ----------------
Accruing loans past due 90 days or more:
   Real estate                                                  $        344          $          -
   Commercial business loans                                             478                   200
                                                                ------------          ------------
Total                                                                    822                   200
                                                                ------------          ------------
Non-accrual loans:
   Mortgage loans
     Single-family residential                                         1,246                 1,897
     Commercial real estate and multi-family residential                 723                 1,179
     Construction                                                          -                     -
     Home Equity                                                         215                    55
     Consumer loans                                                        6                   104
     Commercial business loans                                           605                   724
                                                                ------------          ------------
Total                                                                  2,795                 3,959
                                                                ------------          ------------
Performing troubled debt restructurings                                1,503                 1,512

Total non-performing loans                                             5,120                 5,671
Other real estate owned, net                                              85                    85
                                                                ------------          ------------
Total non-performing assets                                     $      5,205          $      5,756
                                                                ============          ============
Non-performing loans to total loans, net of deferred fees              1.09%                 1.28%
Non-performing assets to total assets                                  0.64%                 0.76%


     Total non-performing assets decreased $551,000, or 9.6%, to $5.2 million at December 31, 2002 compared to $5.8 million June 30, 2002. The decrease was primarily related to a decrease in non-performing single family residential mortgage loans, non-performing commercial and multi-family real estate loans and non-performing consumer loans.

     INTANGIBLE ASSETS. Intangible assets include a core deposit intangible and an unidentified intangible asset, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition. The core deposit intangible is being amortized over a 12-year life. At December 31, 2002 the Company had goodwill of $848,000 which is periodically measured for impairment.

     DEPOSITS. The Company's total deposits increased by $12.4 million to $542.2 million at December 31, 2002 compared to $529.8 million at June 30, 2002. This increase occurred despite the Company being located in a highly competitive market for deposits. Savings accounts increased $4.2 million or 5.7%, checking and money market accounts increased $8.5 million or 5.7% and certificates of deposit decreased $280,000, less than 1.0%. The Company intends to continue its marketing efforts promoting core deposits in its effort to help fund asset growth.

     FEDERAL HOME LOAN BANK ADVANCES. The Company utilizes advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") primarily as an additional source of funds to meet loan demand. FHLB advances increased $33.4 million, or 34.1% to $131.2 million at December 31, 2002 compared to $97.8 million at June 30, 2002. The Company also uses FHLB advances to fund certain investment strategies approved by our Board of Directors.

     STOCKHOLDERS' EQUITY. Total stockholders' equity of the Company amounted to $125.2 million, or 15.5% of assets at December 31, 2002 compared to $124.4 million or 16.4% of total assets at June 30, 2002, an increase of $858,000 or less than 1.0%. Changes in stockholders' equity reflect year-to-date net income of $3.7 million, as well as an increase of $1.2 million in accumulated other comprehensive income, primarily as a result of the increase in the value of the available-for-sale investment securities portfolio. This was partially offset by the purchase of shares in the open market for the Company's 2002 RRP Plan totaling $3.2 million, which are recorded as a contra-equity account. Total stockholders' equity of the Company included unrealized gains, net of taxes, of $3.1 million and $1.9 million on available-for-sale securities at December 31, 2002 and June 30, 2002, respectively. The Company paid a cash dividend of $0.07 per share for both the quarter ended September 30, 2002 and December 31, 2002. These regular dividends totaled $1.6 million during the six-months ended December 31, 2002.


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

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At December 31, 2002, the total approved investment and loan origination commitments outstanding amounted to $23.8 million. Certificates of deposit scheduled to mature in one year or less at December 31, 2002 totaled $217.6 million. Based on historical experience, management believes that a significant portion of maturing certificates of deposit will remain with the Company. The Company has the ability to utilize borrowings, typically in the form of FHLB advances as an additional source of funds. The maximum borrowing capacity available to the Company from the FHLB was $425.8 million as of September 30, 2002, the most recent date for which information is available, based on qualifying collateral. The Company is required to maintain sufficient liquidity to ensure its safe and sound operation. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

CAPITAL

         At December 31, 2002, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:

                                                                                                Required to Be Well
                                                                                                 Capitalized under
                                                                    Required for Capital          Prompt Corrective
                                          Actual Capital             Adequacy Purposes            Action Provision
                                      ---------------------       ----------------------      -----------------------
(DOLLARS IN THOUSANDS)                  Amount       Ratio          Amount        Ratio        Amount          Ratio
--------------------------------      ---------     -------       ---------      -------      --------        -------
AS OF DECEMBER 31, 2002
--------------------------------

Tangible capital                       $ 81,428       10.1%        $ 12,105        1.5%        $ 16,140         2.0%
  (to tangible assets)
Core capital                             81,428       10.1%          32,112        4.0%          40,140         5.0%
  (to adjusted tangible assets)
Tier I capital                           81,428       19.3%             N/A         N/A          25,321         6.0%
  (to risk-weighted assets)
Risk-based capital                       86,703       20.6%          33,761        8.0%          42,201        10.0%
  (to risk-weighted assets)

AS OF JUNE 30, 2002
--------------------------------

Tangible capital                       $ 82,668       10.9%        $ 11,393        1.5%        $ 15,191         2.0%
  (to tangible assets)
Core capital                             82,668       10.9%          30,267        4.0%          37,834         5.0%
  (to adjusted tangible assets)
Tier I capital                           82,668       20.4%             N/A         N/A          24,311         6.0%
  (to risk-weighted assets)
Risk-based capital                       87,293       21.5%          32,414        8.0%          40,518        10.0%
  (to risk-weighted assets)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

                  Brenda DiCicco v. Willow Grove Bank, (United States District Court, Eastern District of Pennsylvania). On October 11, 2002, a lawsuit was filed against Willow Grove Bank by Ms. DiCicco in her individual capacity as president and sole shareholder of ATS Products Corp. ("ATS") alleging eight causes of action related to a line of credit between the Bank and ATS. The complaint has since been amended to add Mr. Marcell and one present and one former employee of the Bank as defendants.Thecauses of action are: breach of contract, breach of oral contract, fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment,conversion and negligence. The plaintiff seeks compensatory damages in an amount in excess of $75,000, punitive damages, attorney fees and costs. ATS previously filed suit against Willow Grove Bank in the U.S. Bankruptcy Court averring similar causes of action. Willow Grove Bank is vigorously defending the claims made by the plaintiff in both suits and believes that those claims are without merit.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a. An annual meeting of stockholders of the Company was held on November 8, 2002 ("Annual Meeting").

          b.   Not applicable

          c. There were 11,285,566 shares of common stock of the Company eligible to be voted at the Annual Meeting and 10,411,442 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

                    1.   Election of directors for a three-year term.

                                                        FOR          WITHHELD
                                                        ---          --------

                         William W. Langan           10,073,804       337,638
                         A. Brent O'Brien            10,083,206       328,236
                         Samuel H. Ramsey, III       10,076,533       334,909

                    2.   Proposal to adopt the 2002 Stock Option Plan.

                         FOR          AGAINST         ABSTAIN        NON-VOTE
                         ---          -------         -------        --------

                      6,917,987       792,036          87,525        2,613,894

                    3. Proposal to adopt the 2002 Recognition and Retention Plan and Trust Agreement.

                         FOR          AGAINST         ABSTAIN        NON-VOTE
                         ---          -------         -------        --------

                      6,422,625      1,285,873         89,050        2,613,894

                    4. Proposal to ratify the appointment of KPMG LLP, as the Company's independent auditors for the year ending June 30, 2003.

                         FOR          AGAINST         ABSTAIN
                         ---          -------         -------
                      10,297,891       88,793         24,758


                    d.   Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits (filed herewith unless otherwise noted)

         Exhibit No.   Description
         -----------   -----------
         2.1           Plan of Conversion and Agreement and Plan of
                       Reorganization (1)
         3.1           Articles of Incorporation of Willow Grove Bancorp,
                       Inc. (1)
         3.2           Bylaws of Willow Grove Bancorp, Inc. (1)
         4.0           Form of Stock Certificate of Willow Grove Bancorp,
                       Inc. (1)
         10.1          Form of Employment Agreement entered into between Willow
                       Grove Bank and Frederick A. Marcell Jr. (2)
         10.2          Form of Employment Agreement entered into between Willow
                       Grove Bank and each of Joseph M. Matisoff, Christopher E.
                       Bell,
                       Thomas M. Fewer and John T. Powers (2)
         10.3          Supplemental Executive Retirement Agreement (2)
         10.4          Non-Employee Director's Retirement Plan (as amended
                       2002) (3)
         10.5          1999 Stock Option Plan (4)
         10.6          1999 Recognition and Retention Plan and Trust
                       Agreement (4)
         10.7          Amended Incentive Compensation Plan (5)
         10.8          2002 Stock Option Plan (6)
         10.9          2002 Recognition and Retention Plan and Trust Agreement
                       (6)

---------

   (1) Incorporated by reference from the Company's Registration Statement on Form S-1, filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106).

   (2) Incorporated by reference from the registration statement on Form S-1, filed by the Company's predecessor, a federal corporation also known as Willow Grove Bancorp, Inc (the "Mid-Tier") on September 18, 1999, as amended, and declared effective on November 12, 1998 (Registration No. 333-63737).

   (3) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30,2002, filed with the SEC on November 14, 2002 (SEC File No. 000-49706).

   (4) Incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A filed by the Mid-Tier on June 23, 1999 (SEC File No. 000-25191).

   (5) Incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 30, 2002 (SEC File No. 000-49706).

   (6) Incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(b)      Reports on Form 8-K:

         A Current Report on Form 8-K was filed by the Company on November 12, 2002 with respect to the Company's press release announcing the results of the Annual Meeting.

         A Current Report on Form 8-K was filed by the Company on October 23, 2002 with respect to the Company's press release announcing earnings results for the period ended September 30, 2002 and a declaration of a dividend.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WILLOW GROVE BANCORP, INC.



Date: February 14, 2002                By: /s/ Frederick A. Marcell Jr.
                                           ---------------------------------
                                           Frederick A. Marcell Jr.
                                           President and Chief Executive Officer




Date: February 14, 2002                By: /s/ Christopher E. Bell
                                           ---------------------------------
                                           Christopher E. Bell
                                           Chief Financial Officer

                                  CERTIFICATION


I, Frederick A. Marcell Jr., the President and Chief Executive Officer of Willow Grove Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Willow Grove Bancorp, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: February 14, 2003                    /s/ Frederick A. Marcell Jr.
                                           -------------------------------------
                                           Frederick A. Marcell Jr.
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Christopher E. Bell, the Senior Vice President, Chief Financial Officer and Corporate Secretary of Willow Grove Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Willow Grove Bancorp, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: February 14, 2003                /s/ Christopher E. Bell
                                       -------------------------------
                                       Christopher E. Bell
                                       Senior Vice President, Chief Financial
                                       Officer and Corporate Secretary