Form 10-Q
period 2003-03-31
WILLOW GROVE BANCORP INC/NEW
filed 2003-05-14
CIK 1163428

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2003

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

     The Registrant had 11,101,923 shares of common stock issued and outstanding as of May 14, 2003.

                                   WILLOW GROVE BANCORP, INC.

                                               INDEX

                                                                                             Page No.
PART I FINANCIAL INFORMATION
       Item 1.     Financial Statements (unaudited)

                   Consolidated Statements of Financial Condition at
                   March 31, 2003 and June 30, 2002.........................................    3

                   Consolidated Statements of Operations - For the Three and
                   Nine months ended March 31, 2003 and 2002 ...............................    4

                   Consolidated Statements of Cash Flows - For the Nine
                   Months ended March 31, 2003 and 2002.....................................    5

                   Notes to the Unaudited Consolidated Financial Statements.................    6

       Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .....................................   13

       Item 3.     Quantitative and Qualitative Disclosures about Market Risk...............   21

       Item 4.     Controls and Procedures..................................................   21

PART II OTHER INFORMATION

       Item 1.     Legal Proceedings .......................................................   22

       Item 2.     Changes in Securities and Use of Proceeds................................   22

       Item 3.     Defaults upon Senior Securities..........................................   22

       Item 4.     Submission of Matters to a Vote of Security Holders......................   22

       Item 5.     Other Information .......................................................   22

       Item 6.     Exhibits and Reports on Form 8-K.........................................   23

SIGNATURES         .........................................................................   24

CERTIFICATIONS     .........................................................................   25




                                                2

                                            Willow Grove Bancorp, Inc.
                                  Consolidated Statements of Financial Condition

                                                                                   At               At
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                     March 31, 2003    June 30, 2002
----------------------------------------------------------------------------  ---------------  ---------------
Assets
Cash and cash equivalents:
  Cash on hand and non-interest-earning deposits                              $         8,566  $         5,710
  Interest-earning deposits                                                            45,504           26,276
                                                                              ---------------  ---------------
Total cash and cash equivalents                                                        54,070           31,986
Securities
  Available for sale (amortized cost of $269,740 and $251,651, respectively)          273,891          254,687
  Held to maturity (fair value of $17,705 and $14,117, respectively)                   17,322           13,973
Loans (net of allowance for loan losses of $5,108 and $4,626, respectively)           462,426          443,855
Loans held for sale                                                                     3,110            1,574
Accrued income receivable                                                               3,971            4,138
Property and equipment, net                                                             6,576            6,515
Intangible assets                                                                       1,048            1,126
Other assets                                                                            6,980            1,952
                                                                              ---------------  ---------------
Total assets                                                                  $       829,394  $       759,806
                                                                              ===============  ===============

Liabilities and Stockholders' Equity
Deposits                                                                      $       565,417  $       529,752
Federal Home Loan Bank advances                                                       130,276           97,824
Advance payments from borrowers for taxes                                               2,893            3,605
Accrued interest payable                                                                  984              868
Other liabilities                                                                       3,500            3,388
                                                                              ---------------  ---------------
Total liabilities                                                                     703,070          635,437
                                                                              ---------------  ---------------
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,335,659 and                     113              113
  11,284,966 issued at March 31, 2003 and June 30, 2002, respectively)
Additional paid-in capital                                                             82,960           82,521
Retained earnings-substantially restricted                                             50,078           46,708
Accumulated other comprehensive income                                                  2,555            1,881
Unallocated common stock held by
  Employee Stock Ownership Plan (ESOP)                                                 (6,074)          (6,420)
  Recognition and Retention Plan Trust (RRP)                                           (3,308)            (434)
                                                                              ---------------  ---------------
Total stockholders' equity                                                            126,324          124,369
                                                                              ---------------  ---------------
Total liabilities and stockholders' equity                                    $       829,394  $       759,806
                                                                              ===============  ===============

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                   3


                                      Willow Grove Bancorp, Inc.
                                 Consolidated Statements of Operations


                                                           For the Three Months Ended  For the Nine Months Ended
                                                                     March 31,                  March 31,
                                                           --------------------------  -------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  2003           2002        2003           2002
----------------------------------------------------------     ----           ----        ----           ----
Interest and dividend income:
  Loans                                                    $     8,351    $     8,306  $    25,409   $    26,481
  Securities, primarily taxable                                  3,133          2,343       10,363         6,700
                                                           -----------    -----------  -----------   -----------
Total interest income                                           11,484         10,649       35,772        33,181
                                                           -----------    -----------  -----------   -----------
Interest expense:
  Deposits                                                       3,027          3,944        9,853        13,605
  Borrowings                                                     1,494            965        4,521         2,868
  Advance payments from borrowers for taxes                          3              4            7            11
                                                           -----------    -----------  -----------   -----------
Total interest expense                                           4,524          4,913       14,381        16,484
                                                           -----------    -----------  -----------   -----------
Net interest income                                              6,960          5,736       21,391        16,697
Provision for loan losses                                          110            100          862         1,094
                                                           -----------    -----------  -----------   -----------
Net interest income after provision for loan losses              6,850          5,636       20,529        15,603
                                                           -----------    -----------  -----------   -----------

Non-interest income:
  Service charges and fees                                         435            413        1,352         1,164
  Realized gain on sale of:
    Loans held for sale                                            292            119          551           476
    Securities available for sale                                  629             16          636           362
  Loan servicing (loss) income, net                                 (1)           13           (40)          52
                                                           -----------    -----------  -----------   -----------
Total non-interest income                                        1,355            561        2,499         2,054
                                                           -----------    -----------  -----------   -----------

Non-interest expense:
  Compensation and employee benefits                             2,975          2,490        8,674         6,918
  Occupancy                                                        380            318        1,070           934
  Furniture and equipment                                          274            225          757           662
  Federal insurance premium                                         22             23           66            67
  Amortization of intangible assets                                 27             45           77            82
  Data processing                                                  181            178          518           489
  Advertising                                                      104            104          371           390
  Community enrichment                                              42             38          115           113
  Deposit account services                                         212            190          618           595
  Professional fees                                                125            141          389           408
  Modification of debt expense                                     538              -          538             -
  Other expense                                                    445            402        1,355         1,173
                                                           -----------    -----------  -----------   -----------
Total non-interest expense                                       5,325          4,154       14,548        11,831
                                                           -----------    -----------  -----------   -----------

Income before income taxes                                       2,880          2,043        8,480         5,826
Income tax expense                                                 943            655        2,804         1,917
                                                           -----------    -----------  -----------   -----------
Net Income                                                 $     1,937    $     1,388  $     5,676   $     3,909
                                                           ===========    ===========  ===========   ===========

Earnings per share:
  Basic                                                    $      0.19    $      0.13  $      0.55   $      0.36
  Diluted                                                  $      0.18    $      0.12  $      0.52   $      0.35
Cash dividends declared per share                          $      0.08    $      0.06  $      0.22   $      0.17
Weighted average basic shares outstanding                   10,222,816     10,832,786   10,189,791    10,816,330
Weighted average diluted shares outstanding                 10,798,153     11,111,934   10,732,569    11,075,502

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                                 4

                                         Willow Grove Bancorp, Inc.
                                    Consolidated Statements of Cash Flows
                                                                                                For the Nine
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                           ------------------------
(DOLLARS IN THOUSANDS)                                                                        2003          2002
------------------------------------------------------------------------------------------    ----          -----
Net cash flows from operating activities:
Net income                                                                                 $    5,676    $    3,909
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                                  708           647
    Amortization of premium and accretion of discount, net                                        810          (138)
    Amortization of intangible assets                                                              77            82
    Provision for loan losses                                                                     862         1,094
    Gain on sale of loans available for sale                                                     (551)         (476)
    Gain on sale of securities available for sale                                                (636)         (362)
    Increase in deferred loan fees                                                                234           121
    Decrease in accrued income receivable                                                         167           162
    Increase in other assets                                                                   (5,462)         (317)
    Increase (decrease) in accrued interest payable                                               116          (342)
    Increase (decrease) in other liabilities                                                      112          (428)
    Expense of ESOP and RRP                                                                     1,016           282
    Modification of debt expense                                                                  538             -
    Originations and purchases of loans held for sale                                         (53,565)      (17,955)
    Proceeds from sale of loans held for sale                                                  52,580        18,660
                                                                                           ----------    ----------
  Net cash provided by operating activities                                                $    2,682    $    4,939
                                                                                           ----------    ----------
Cash flows from investing activities:
    Net (increase) decrease in loans                                                          (19,669)       32,466
    Purchase of securities available for sale                                                (175,412)     (160,231)
    Purchase of securities held to maturity                                                    (3,961)         (405)
    Proceeds from sales and calls of securities available for sale                            104,702        72,689
    Proceeds from sales and calls of securities held to maturity                                  600             -
    Principal repayments of securities available for sale                                      52,459        24,576
    Proceeds from sale of other real estate owned                                                  85            19
    Purchase of property and equipment                                                           (769)         (875)
                                                                                           ----------    ----------
  Net cash provided by investing activities                                                $  (41,965)   $  (31,761)
                                                                                           ----------    ----------
Cash flows from financing activities:
    Net increase in deposits                                                                   35,665        26,600
    Net increase in FHLB advances with original maturity less than 90 days                          -             -
    Increase in FHLB advances with original maturity greater than 90 days                      43,250        19,000
    Repayment of FHLB advances with original maturity greater than 90 days                    (11,336)       (7,852)
    Net decrease in advance payments from borrowers for taxes                                    (712)       (1,226)
    Dividends paid                                                                             (2,306)         (750)
    Acquisition of stock for Recognition and Retention Plan                                    (3,194)            -
    Stock subscription orders                                                                       -        78,391
    Issuance of treasury stock                                                                      -           104
                                                                                           ----------    ----------
  Net cash provided by financing activities                                                $   61,367    $  114,267
                                                                                           ----------    ----------
Net increase in cash and cash equivalents                                                  $   22,084    $   87,445
Cash and cash equivalents:
      Beginning of period                                                                      31,986        22,209
                                                                                           ----------    ----------
      End of period                                                                        $   54,070    $  109,654
                                                                                           ----------    ----------
Supplemental disclosures of cash and cash flow information:
    Interest paid                                                                              14,265        16,826
    Income taxes paid                                                                           1,849         1,230
Non-cash items:
    Change in unrealized gain on securities available for sale                                    674          (793)
       (net of taxes of ($423) and ($150) in 2003 and 2002, respectively)
    Loans transferred to other real estate owned                                                  391            85

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

0                                                       5

                           WILLOW GROVE BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of Business

     Willow Grove Bancorp, Inc. (the "Company") provides a full range of banking services through its wholly-owned subsidiary, Willow Grove Bank (the "Bank" or "Willow Grove") which has 14 branches in Dresher, Willow Grove, Maple Glen, Warminster (2), Hatboro, Huntington Valley, Roslyn, Philadelphia (3 - Somerton, Rhawnhurst and Bustleton), North Wales, Southampton and Holland, Pennsylvania. All of the branches are full-service and offer commercial and retail banking products and services. These products include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, business loans, real estate loans, and home equity loans. The Company is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

The Company has two stock-based option plans, the first plan is described more fully in Note 9 of the Company's audited consolidated financial statements included in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The 2002 Stock Option Plan was recently adopted at the Annual Meeting of Stockholders held November 8, 2002. The Company accounts for both plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                              For the                   For the
                                                        Three Months Ended          Nine Months Ended
                                                              March 31,                 March 31,
                                                     ------------------------   -----------------------
(DOLLARS IN THOUSANDS), EXCEPT PER SHARE DATA           2003          2002         2003         2002
----------------------------------------------------    ----          ----         ----         ----
Income available to common stockholders              $   1,910     $   1,381    $   5,631    $   3,887
Deduct: Total stock-based compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                       (79)          (23)        (148)         (53)
Pro forma net income                                 $   1,831     $   1,358    $   5,483    $   3,834

Earnings per share:
  Basic-as reported                                  $    0.19     $    0.13    $    0.55    $    0.36
  Basic- pro forma                                   $    0.18     $    0.13    $    0.54    $    0.35

  Diluted-as reported                                $    0.18     $    0.12    $    0.52    $    0.35
  Diluted-pro forma                                  $    0.17     $    0.12    $    0.51    $    0.35

3.   EARNINGS PER SHARE

     Earnings per share, basic and diluted, were $0.19 and $0.18 for the three months ended March 31, 2003, respectively, compared to $0.12 and $0.12 for the three months ended March 31, 2002, respectively. Earnings per share, basic and diluted, were $0.55 and $0.52, for the nine months ended March 31, 2003, respectively, compared to $0.35 and $0.35 for the nine months ended March 31, 2002, respectively.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:


                                                               For the                       For the
                                                         Three Months Ended             Nine Months Ended
                                                           March 31, 2003                March 31, 2003
                                                    ----------------------------   ----------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           Basic         Diluted          Basic         Diluted
                                                     -----------    -----------     ------------   -----------
Net income                                           $     1,937          1,937     $      5,676         5,676
Dividends on unvested common stock awards                    (27)           (27)             (45)          (45)
                                                     -----------    -----------     ------------   -----------
Income available to common stockholders              $     1,910    $     1,910     $      5,631   $     5,631
                                                     ===========    ===========      ===========   ===========

Weighted average shares outstanding                   10,222,816     10,222,816       10,189,791    10,189,791
Effect of dilutive securities:
   Options                                                     -        252,227                -       219,668
   Unvested common stock awards                                -        323,110                -       323,110
                                                     -----------    -----------     ------------   -----------
Adjusted weighted average shares used in
   earnings per share computation                     10,222,816     10,798,153       10,189,791    10,732,569
                                                     ===========    ===========      ===========   ===========

Earnings per share                                   $      0.19    $      0.18      $      0.55   $      0.52
                                                     ===========    ===========      ===========   ===========


                                                               For the                       For the
                                                         Three Months Ended             Nine Months Ended
                                                           March 31, 2002                 March 31, 2002
                                                    ----------------------------   ----------------------------

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)           Basic         Diluted          Basic         Diluted
                                                     -----------    -----------     ------------   -----------
Net income                                           $     1,388    $     1,388     $      3,909   $     3,909
Dividends on unvested common stock awards                     (7)            (7)             (22)          (22)
                                                     -----------    -----------     ------------   -----------
Income available to common stockholders              $     1,381    $     1,381     $      3,887   $     3,887
                                                     ===========    ===========      ===========   ===========

Weighted average shares outstanding                   10,832,786     10,832,786       10,816,330    10,816,330
Effect of dilutive securities:
   Options                                                     -        159,741                -       139,765
   Unvested common stock awards                                -        119,407                -       119,407
                                                     -----------    -----------     ------------   -----------
Adjusted weighted average shares used in
   earnings per share computation                     10,832,786     11,111,934       10,816,330    11,075,502
                                                     ===========    ===========      ===========   ===========

Earnings per share                                   $      0.13    $      0.12     $       0.36   $      0.35
                                                     ===========    ===========     ============   ===========


     All options to acquire shares of common stock of the former Willow Grove Bancorp, Inc. outstanding as of April 3, 2002 were exchanged, as adjusted for the exchange ratio, for options to acquire common stock of the new company.

4.   LOAN PORTFOLIO

     Information about the Bank's loan portfolio is presented below as of the dates indicated:


                                                                     At                          At
                                                               March 31, 2003              June 30, 2002
                                                          --------------------------  -------------------------
                                                                      Percentage of              Percentage of
(DOLLARS IN THOUSANDS)                                     Amount         Total        Amount        Total
--------------------------------------------------------- ---------  ---------------  ---------  --------------
Mortgage loans:
  Single-family residential                               $177,418        37.91  %    $181,454       40.40  %
  Commercial real estate and multi-family residential      154,742        33.06        134,294       29.90
  Construction                                              29,017         6.20         29,306        6.52
  Home Equity                                               75,443        16.12         75,016       16.70
                                                          --------     ---------      --------    --------
    Total mortgage loans                                   436,620        93.29        420,070       93.52
  Consumer loans                                            10,112         2.16         10,081        2.24
  Commercial business loans                                 21,305         4.55         19,067        4.24
Total loans receivable                                    $468,037       100.00   %   $449,218      100.00   %
                                                          ========     ========       ========    ========
Allowance for loan losses                                   (5,108)                     (4,626)
Deferred net loan origination fees                            (503)                       (737)
                                                          --------                    --------
Loans receivable, net                                     $462,426                    $443,855
                                                          ========                    ========

     The following is a summary of the activity in the allowance for loan losses for the nine months ended March 31, 2003 and 2002:

                                                          For the Nine Months Ended
                                                                  March 31,
                                                       -------------------------------
(DOLLARS IN THOUSANDS)                                    2003                 2002
------------------------------------------------------    ----                 ----
Balance at the beginning of  period                     $   4,626           $   4,313
  Plus: Provisions for loan losses                            862               1,094
  Less charge-offs for:
     Mortgage loans                                           284                  12
     Consumer loans                                             4                 165
     Commercial business loans                                 93                 769
                                                        ---------           ---------
  Total charge-offs                                           381                 946
  Plus: Recoveries                                              1                  54
                                                        ---------           ---------
Balance at the end of the period                        $   5,108           $   4,515
                                                        =========           =========

5.   SECURITIES

     The amortized cost and estimated fair value of held to maturity and available-for-sale securities at March 31, 2003 and June 30, 2002 are as follows:

                                                             At March 31, 2003
                                            ---------------------------------------------------
                                             Amortized    Unrealized    Unrealized   Estimated
(DOLLARS IN THOUSANDS)                         Cost          Gains        Losses     Fair Value
------------------------------------------  ----------    ----------    ----------   ----------
HELD TO MATURITY:
Municipal securities                        $  17,322      $     383    $       -     $  17,705
                                            ---------      ---------    ---------     ---------
Total securities held to maturity           $  17,322      $     383    $       -     $  17,705
                                            =========      =========    =========     =========

AVAILABLE FOR SALE:
US government agency securities             $  70,979      $     999    $      (1)    $  71,977
Mortgage backed securities:
   FNMA                                       123,173          2,928         (147)      125,954
   GNMA                                        16,970            317            -        17,287
   FHLMC                                       44,969            538         (400)       45,107
FHLB Stock                                      9,172              -            -         9,172
Equity securities                               4,477              -          (83)        4,394
                                            ---------      ---------    ---------     ---------
Total securities available for sale           269,740          4,782         (631)      273,891
                                            ---------      ---------    ---------     ---------
Total securities                            $ 287,062      $   5,165    $    (631)    $ 291,596
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

     Effective September 30, 2002 the Company adopted Statement No. 147 with retroactive application effective June 30, 2001. With the adoption of Statement No. 147 an adjustment to fiscal 2002 statements is included to eliminate the accumulated amortization associated with the retroactive adjustment. The results of this adjustment is an increase in income, for an average of $23,000, net of taxes, for each quarter and $92,000, net of taxes, for fiscal year ended June 30, 2002. At March 31, 2003 the Company had goodwill of $848,000, which was recently assessed for impairment. The Company determined there was no impairment to goodwill at this time and correspondingly no impact on earnings was required. Prospectively, should an indication of impairment exist, the Company will perform a second test under Statement No. 142 to measure and record the amount of impairment, if any.

GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS (FASB Interpretation No. 45)

     |X| elaborates on the disclosures to be made by a guarantor in its annual financial statements about its obligations under certain guarantees that its issued.

     |X|  effective for financial statements ending March 31, 2003

CONSOLIDATION OF VARIABLE INTEREST ENTITIES- AN INTERPRETATION OF ARB NO. 51 (FASB Interpretation No. 46)

     |X| requires that an enterprise review its degree of involvement in a variable interest entity to determine of it is the primary beneficiary of that entity.

     |X| effective for fiscal years beginning after June 30, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

STOCK-BASED COMPENSATION

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. This Statement announces that "in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation."

7.   COMPREHENSIVE INCOME

     The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income. For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available for sale.


                                                        Three Months Ended         Nine Months Ended
                                                              March 31,                 March 31,
                                                     ------------------------   -----------------------
(DOLLARS IN THOUSANDS)                                  2003          2002         2003         2002
----------------------------------------------------    ----          ----         ----         ----
Net income                                           $   1,937     $   1,388    $   5,676    $   3,909
Other comprehensive income, net of tax
   Unrealized gains on securities available
   for sale, net of tax
   Unrealized holding (loss)gain during the period        (931)       (1,103)         280       (1,010)
   Reclassification adjustment for gains
       included in net income                              390            10          394          217
                                                     ---------     ---------    ---------    ---------
Total other comprehensive (loss) income                   (541)       (1,093)         674         (793)
                                                     ---------     ---------    ---------    ---------
Comprehensive income                                 $   1,396     $     295    $   6,350    $   3,116
                                                     =========     =========    =========    =========

8.   DIVIDENDS

     On July 22, 2002, October 22, 2002 and January 29, 2003, the Company declared a cash dividend on its common stock of $0.07, $0.07 and $0.08 per share, respectively, payable on August 16, 2002, November 20, 2002 and February 17, 2003, respectively, to owners of record on August 2, 2002, November 8, 2002 and February 3, 2003, respectively. Additionally, on April 23, 2003, the Company's Board of Directors declared a $0.08 per share cash dividend payable on May 23, 2003 to shareholders of record on May 6, 2003.


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

     RESULTS OF OPERATIONS

     GENERAL. Net income for the three-month period ended March 31, 2003 was $1.9 million. This compares to net income of $1.4 million for the comparable quarter in the prior year. Net income for the nine-month period ended March 31, 2003 was $5.7 million compared to net income of $3.9 million for the comparable nine-month period ended March 31, 2002. The Company's net interest margin decreased five basis points to 3.59% for the three months ended March 31, 2003 from 3.64% for the three months ended March 31, 2002. The net interest margin increased 12 basis points to 3.68% for the nine months ended March 31, 2003 from 3.56% for the nine months ended March 31, 2002. The return on average assets for the three-month and nine-month periods ended March 31, 2003 and 2002 were 0.97% and 0.95%, respectively, and 0.85% and 0.80%, respectively. The return on average equity for the same periods was 6.37% and 6.13%, respectively, and 8.85% and 8.32%, respectively.

     NET INTEREST INCOME. Net interest income is determined by our average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities) and also the average amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

     Net interest income for the three-month and nine-month periods ended March 31, 2003 was $7.0 million, and $21.4 million, respectively. This compares favorably to $5.7 million and $16.7 million in net interest income for the respective prior comparable periods. For the three-month and nine-month periods ended March 31, 2003, net interest income increased $1.2 million or 21.3% and $4.7 million or 28.1%, over the prior comparable three-month and nine-month periods. The increases were primarily a result of the combination of increased balances in average interest-earning assets and a reduction in average interest rates paid on interest-bearing liabilities which more than offset a reduction in average yield on interest-earning assets. For the three-month period ended March 31, 2003 the Company's interest rate spread decreased eight basis points to 2.93% from 3.01% for the three-month period ended March 31, 2002. The net interest rate spread increased 13 basis points to 3.01% for the nine-month period ended March 31, 2003 from 2.88% for the nine-month period ended March 31, 2002.

     Average interest-earning assets increased $153.6 million and $154.3 million, or 23.8% and 24.5%, respectively, for the three-month and nine-month periods ended March 31, 2003 compared to the respective prior year periods. Average interest-bearing liabilities for the three-month and nine-month periods ended March 31, 2003 increased $89.0 million and $87.9 million or 16.5% and 16.7%, respectively, over the comparable prior year periods. The primary reason for the increases in interest-earning assets during these periods was the deployment of net proceeds from the April 2002 Reorganization. The ratio of average interest-earning assets to average interest-bearing liabilities increased to 127.25% and 127.54%, respectively, for the three-month and nine-month periods ended March 31, 2003 compared to an average 119.75% and 119.53%, respectively, for the corresponding three-month and nine-month periods ended March 31, 2002. The Company's net interest margin decreased five basis points to 3.59% for the three months ended March 31, 2003 compared to 3.64% for the three months ended March 31, 2003. The decrease in net interest margin primarily was a result of the reduction in average yield on interest-earning assets. The net interest margin increased 12 basis points to 3.68% for the nine months ended March 31, 2003 from 3.56% for the nine months ended March 31, 2002. The increase in net interest margin in the nine month period was primarily a result of an increase in net interest income.

     The following tables present the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month and nine-month periods ended March 31, 2003 and 2002. The Company maintained tax-exempt securities for which the yield has been adjusted to a taxable equivalent yield. Loans receivable include non-accrual loans.

                                                                       For The Three Months Ended
                                              ---------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 March 31, 2003                            March 31, 2002
--------------------------------------------- -----------------------------------      ----------------------------------
                                               Average                   Average        Average                  Average
                                               Balance     Interest    Yield/Cost       Balance     Interest   Yield/Cost
                                              ---------    --------    ----------      ---------    --------   ----------
Interest-earning assets:
Loans receivable:
   Mortgage loans                            $ 442,003     $ 7,881        7.19  %     $ 405,042      $ 7,820      7.79  %
   Consumer loans                               10,487         126        4.87           10,368          125      4.89
Commercial business loans                       20,749         344        6.72           20,191          361      7.25
                                             ---------     -------                    ---------      -------
Total loans                                    473,239       8,351        7.12          435,601        8,306      7.69
Securities - taxable                           258,356       2,817        4.42          155,578        2,087      5.44
Securities - nontaxable - adjusted to a
  taxable equivalent yield                      17,829         302        6.87            8,379          153      7.41
Other interest-earning assets                   48,398         107        0.90           44,699          156      1.42
                                             ---------     -------                    ---------      -------
Total interest-earning assets                  797,822      11,577        5.86          644,257       10,702      6.71
Non-interest-earning assets                     16,167                                   15,939
                                             ---------                                ---------
Total assets                                 $ 813,989                                $ 660,196
                                             =========                                =========

Interest-bearing liabilities:
Deposits:
   NOW and money market accounts             $ 105,230     $   305        1.18  %     $  91,509      $   340      1.51  %
   Savings accounts                             79,452         207        1.06           67,793          264      1.58
   Certificates of deposit                     307,876       2,515        3.31          306,342        3,340      4.42
                                             ---------     -------                    ---------      -------
Total deposits                                 492,558       3,027        2.49          465,644        3,944      3.44
Total borrowings                               131,383       1,494        4.61           69,499          965      5.63
Total escrows                                    3,050           3        0.40            2,837            4      0.57
                                             ---------     -------                    ---------      -------
Total interest-bearing liabilities             626,991       4,524        2.93          537,980        4,913      3.70
Non-interest-bearing liabilities                63,643                                   58,649
                                             ---------                                ---------
Total liabilities                              690,634                                  596,629
Total stockholders' equity                     123,355                                   63,567
                                             ---------                                ---------
Total liabilities and stockholders' equity   $ 813,989                                $ 660,196
                                             =========                                =========

Net interest-earning assets                  $ 170,831                                $ 106,277
                                             =========                                =========
Net interest income                                        $ 7,053                                   $ 5,789
                                                           =======                                   =======
Net interest rate spread                                                  2.93%                                   3.01%
                                                                          ====                                    ====
Net interest margin                                                       3.59%                                   3.64%
                                                                          ====                                    ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                               127.25%                                 119.75%
                                                                        ======                                  ======

                                                                 15

                                                                       For The Nine Months Ended
                                              ---------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                 March 31, 2003                            March 31, 2002
--------------------------------------------- -----------------------------------      ----------------------------------
                                               Average                   Average        Average                  Average
                                               Balance     Interest    Yield/Cost       Balance     Interest   Yield/Cost
                                              ---------    --------    ----------      ---------    --------   ----------
Interest-earning assets:
Loans receivable:
   Mortgage loans                            $ 436,954     $ 23,995       7.32  %     $ 424,001     $ 24,904      7.83  %
   Consumer loans                               10,375          367       4.71           10,106          397      5.23
   Commercial business loans                    20,167        1,047       6.92           20,289        1,180      7.75
                                             ---------     --------                   ---------     --------
Total loans                                    467,496       25,409       7.24          454,396       26,481      7.77
Securities - taxable                           270,072        9,560       4.72          140,341        6,123      5.81
Securities - nontaxable - adjusted to a
  taxable equivalent yield                      17,307          820       6.31            6,024          321      7.10
Other interest-earning assets                   27,873          235       1.12           27,701          365      1.76
                                             ---------     --------                   ---------     --------
Total interest-earning assets                  782,748       36,024       6.13          628,462       33,290      7.06
Non-interest-earning assets                     16,644                                   15,662
                                             ---------                                ---------
Total assets                                 $ 799,392                                $ 644,124
                                             =========                                =========

Interest-bearing liabilities:
Deposits:
   NOW and money market accounts             $  99,511     $    999       1.34  %     $  78,292     $  1,002      1.70  %
   Savings accounts                             76,583          702       1.22           63,254          898      1.89
   Certificates of deposit                     306,558        8,152       3.54          315,269       11,705      4.95
                                             ---------     --------                   ---------     --------
Total deposits                                 482,652        9,853       2.72          456,815       13,605      3.97
Total borrowings                               128,481        4,521       4.69           66,377        2,868      5.76
Total escrows                                    2,590            7       0.36            2,582           11      0.57
                                             ---------     --------                   ---------     --------
Total interest-bearing liabilities             613,723       14,381       3.12          525,774       16,484      4.18

Non-interest-bearing liabilities                62,279                                   55,705
                                             ---------                                ---------
Total liabilities                              676,002                                  581,479
Total stockholders' equity                     123,390                                   62,645
                                             ---------                                ---------
Total liabilities and stockholders' equity   $ 799,392                                $ 644,124
                                             =========                                =========

Net interest-earning assets                  $ 169,025                                $ 102,688
                                             =========                                =========
Net interest income                                        $ 21,643                                 $ 16,806
                                                           ========                                 ========
Net interest rate spread                                                  3.01%                                   2.88%
                                                                          ====                                    ====
Net interest margin                                                       3.68%                                   3.56%
                                                                          ====                                    ====
Ratio of average interest-earning assets
  to average interest-bearing liabilities                               127.54%                                 119.53%
                                                                        ======                                  ======

     INTEREST INCOME. Interest income on loans increased $45,000, or less than 1.0% for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002. The increase in average balances was primarily the reason for the increase in interest income. Interest income decreased $1.1 million or 4.0% for the nine-month period ended March 31, 2003 compared to the nine-month period ended March 31, 2002. The overall increase in the average balance of loans was more than offset by an overall decrease in the average yields earned for the nine-month period ended March 31, 2003 which accounted for the decline in interest income compared to the similar prior year period. Interest income on securities increased $790,000 and $3.7 million or 33.7% and 54.7%, respectively (adjusting our tax-exempt securities to 6.87% and 6.31%, respectively, on a tax equivalent basis), for the three-month and nine-month periods ended March 31, 2003 compared to the three-month and nine-month periods ended March 31, 2002. Overall increases in the average balance of securities more than offset the overall decrease in average yields earned for the three-month and nine-month periods ended March 31, 2003 compared to the three-month and nine-month periods ended March 31, 2002.

     INTEREST EXPENSE. Interest expense on deposit accounts decreased $917,000 and $3.8 million, or 23.3% and 27.6%, respectively, for the three-month and nine-month periods ended March 31, 2003 compared to the similar prior year periods. The increase in the average balances of deposits was more than offset by the decrease in average rates paid on deposits. The decrease in average rates paid was primarily responsible for the overall decrease in interest expense. Interest expense on borrowings increased $529,000 and $1.7 million, or 54.8% and 57.6% for the three-month and nine-month periods ended March 31, 2003 compared to the similar prior year period. The increase in average balances on borrowings, primarily related to revenue enhancement strategies, more than offset the decrease in average borrowing rates.

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses for the three months and nine months ended March 31, 2003 was $110,000 and $862,000, respectively. This compares to $100,000 and $1.1 million, respectively, for the corresponding prior fiscal year periods. The Company's allowance for loan losses as a percentage of its loan portfolio increased to 1.09% at March 31, 2003 compared to 1.03% at June 30, 2002. The provisions for loan losses are based primarily upon the Company's regular review of credit quality and is based upon, but not limited to, the following factors: an evaluation of the portfolio, loss experience, current economic conditions, volume, growth and composition of the portfolio. Management believes, to the best of its knowledge, that the Company's allowance represents all known and inherent losses in the portfolio that are both probable and reasonably estimable at March 31, 2003, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company's non-performing loans in the remainder of the Company's loan portfolio. Regulators, as part of their review, can add to or change the allowance for loan losses.

     NON-INTEREST INCOME. Non-interest income increased $794,000, or 141.5% to $1.4 million for the three-month period ended March 31, 2003 compared to $561,000 for the similar prior year period. Non-interest income increased $445,000, or 21.7% to $2.5 million for the nine-month period ended March 31, 2003 compared to $2.1 million for the similar prior fiscal year period. The increases were primarily a result of the Company's increase in gains on sale of securities during the third quarter of fiscal 2003. As part of its ongoing asset/liability management planning, during the third quarter of fiscal 2003, the Company sold $20.1 million of investment securities at a gain of $650,000, which were in management's opinion, subject to high prepayment risk and could decrease in value as prepayment speeds and call provisions continued to accelerate. The gain on sales of loans for the three and nine months ended March 31, 2003 was $292,000 and $551,000, respectively. The gain on sales of loans increased $173,000 and $75,000, respectively, for the three-month and nine-month periods ended March 31, 2003 compared to the similar prior year period. Additionally, loan servicing income decreased $14,000 and $92,000, respectively for the three-month and nine-month periods ended March 31, 2003 compared to the similar periods in 2002. The decrease was related to an increase in the amortization of capitalized loan servicing rights which reflect accelerated mortgage loan prepayments as a result of single-family residential loan re-financings. These decreases were partially offset by an increase of $22,000 and $188,000, respectively, for the three-month and nine-month periods ended March 31, 2003 in general service charges and fees.

     NON-INTEREST EXPENSE. Non-interest expense increased $1.2 million, or 28.2% to $5.3 million for the three-month period ended March 31, 2003 compared to $4.2 million for the similar prior year period. Non-interest expense increased $2.7 million, or 23.0% to $14.5 million for the nine-month period ended March 31, 2003 compared to $11.8 million for the similar prior year period. The increases were primarily a result of general increases in compensation and benefits, an increase in our personnel costs due to the opening of our thirteenth and fourteenth banking offices in April 2002 and January 2003, respectively, increased Employee Stock Ownership Plan ("ESOP") and increased Recognition and Retention Plan ("RRP") expense, and penalties associated with the prepayment of longer term Federal Home Loan Bank ("FHLB") advances. ESOP expense increased $282,000 and $549,000, or 464.3% and 343.1%, respectively, to $343,000 and
$709,000, respectively, for the three-month and nine-month periods ended March 31, 2003. This compares to $61,000 and $160,000, respectively for the three-month and nine-month periods ended March 31, 2002. The increase in ESOP expense was primarily the result of stock price appreciation and the expense associated with the additional 513,130 shares acquired by the ESOP in the April 2002 Reorganization. The RRP expense increased $131,000 and $185,000, or 321.3% or 151.6%, to $171,000 and $307,000, respectively for the three-month and nine-month periods ended March 31, 2003. This compares to $41,000 and $122,000, respectively, for the three-month and nine-month periods ended March 31, 2002. The increase was exclusively related to shares allocated from the 2002 RRP Trust. During the three and nine months ended March 31, 2003, the Company incurred a prepayment penalty of $538,000 as a result of the payoff of $5.0 million in longer-term higher cost FHLB advances averaging 6.39% compared to no penalties in the respective prior year periods. Increases in compensation expense related to the operation of our thirteenth and fourteenth offices were $132,000 and $217,000, respectively, for the three months and nine months ended March 31, 2003. Increases in occupancy expense related to the operation of our thirteenth and fourteenth banking offices were $57,000 and $118,000, respectively, for the three months and nine months ended March 31, 2003. Additionally, other expenses increased due to general increases in back office operations.

     INCOME TAX EXPENSE. The provision for income taxes for the three-month and nine-month periods ended March 31, 2003 was $943,000 and $2.8 million, respectively. This compares to a provision of $655,000 and $1.9 million for the similar prior year three-month and nine-month periods. The increase in provision for taxes for the three-month and nine-month periods ended March 31, 2003 primarily relates to an increase in pre-tax income. The effective tax rate for the three-month and nine-month periods ended March 31, 2003 was 32.7% and 33.1%, respectively.


CHANGES IN FINANCIAL CONDITION

     GENERAL. Total assets of the Company increased by $69.6 million, or 9.2% to $829.4 million at March 31, 2003 compared to $759.8 million at June 30, 2002. The increase in assets resulted from securities available for sale and held to maturity increasing a combined $22.6 million, or 8.4% primarily as a result of the investment of the net proceeds received in the Company's April 2002 Reorganization and certain leverage strategies funded by Federal Home Loan Bank advances. Net loans increased $18.6 million, or 4.2% from $443.9 million at June 30, 2002 to $462.4 million at March 31, 2003 due to increases in our consumer, home equity, commercial business and commercial and multi-family real estate loan portfolios. Total liabilities amounted to $703.1 million at March 31, 2003, an increase of $67.6 million, or 10.6% from June 30, 2002. Deposits increased $35.7 million, or 6.7% to $565.4 million, with core deposits increasing $28.7 million, or 12.8%, to $252.6 million, while borrowings increased $32.5 million, or 33.2% from June 30, 2002 to March 31, 2003. Total stockholders' equity increased $2.0 million to $126.3 million at March 31, 2003. The change in stockholders' equity was primarily the result of the combination of $5.7 million in net income and accumulated other comprehensive income of $674,000, net of taxes, which was partially offset by the purchase of shares in the open market for the Company's 2002 RRP Plan totaling $3.2 million, which are recorded as a contra-equity account, and dividend payments of $2.3 million during the nine months ended March 31, 2003.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents amounted to $54.1 million and $32.0 million at March 31, 2003 and June 30, 2002, respectively. Cash and cash equivalents increased during the period as a result of increased cash flows from loans and mortgage-backed securities and increased deposit balances.

     ASSETS AVAILABLE OR HELD FOR SALE. At March 31, 2003, securities classified as available-for-sale and loans classified as held-for-sale amounted to $273.9 million and $3.1 million, respectively. This compares to $254.7 million in available for sale securities and $1.6 million in held for sale loans at June 30, 2002. The increase of $19.2 million, or 7.5%, in available-for-sale securities was part of the Company's investment strategy to increase its securities portfolio in its continuing efforts to increase net profits without exposing the Company to unnecessary risk. At March 31, 2003, the Company had unrealized gains on available for sale securities of $2.6 million, net of unrealized losses, compared to unrealized gains on available for sale securities of $1.9 million at June 30, 2002. The increase in unrealized gains was a result of a decrease in the general level of interest rates. The increase of $1.5 million or 97.6% in held for sale loans was part of the Company's strategy to sell single-family residential mortgage loans to generate non-interest income and to reduce potential interest rate risk in the future.

     LOANS. The net loan portfolio of the Company increased $18.6 million, or 4.2% from $443.9 million at June 30, 2002 to $462.4 million at March 31, 2003. The increase in the Company's net loan portfolio was due to an increase in consumer, home equity, commercial business and commercial and multi-family real estate loan portfolios.

     During the third quarter of fiscal 2003, the Company's commercial and multi-family real estate loans increased $20.4 million, or 15.2%, and commercial business loans increased $2.2 million, or 11.7%. Partially offsetting these increases was a decline of $4.0 million, or 2.2% in single-family residential mortgage loans. Recent changes in the mix of the Company's loan portfolio reflect the Company's continuing efforts to diversify its loan portfolio and increase its holdings in loans that generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans. However, commercial real estate loans, multi-family residential mortgage loans, construction loans, home equity loans and other consumer loans all generally are deemed to have increased credit risk characteristics in comparison to single-family residential mortgage loans.


     The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.


(DOLLARS IN THOUSANDS)                                        At March 31, 2003    At June 30, 2002
------------------------------------------------------------ ------------------- -------------------
Accruing loans past due 90 days or more:
  Real estate                                                    $      239            $        -
  Commercial business loans                                               -                   200
                                                                 ----------            ----------
Total                                                                   239                   200
                                                                 ----------            ----------
Non-accrual loans:
  Mortgage loans
   Single-family residential                                          1,299                 1,897
   Commercial real estate and multi-family residential                   48                 1,179
   Construction                                                           -                     -
   Home Equity                                                          243                    55
  Consumer loans                                                          6                   104
  Commercial business loans                                             334                   724
                                                                 ----------            ----------
Total                                                                 1,930                 3,959
                                                                 ----------            ----------

Performing troubled debt restructurings                               1,496                 1,512
                                                                 ----------            ----------
Total non-performing loans                                            3,665                 5,671
Other real estate owned, net                                            391                    85
                                                                 ----------            ----------
Total non-performing assets                                      $    4,056            $    5,756
                                                                 ==========            ==========
Non-performing loans to total loans, net of deferred fees              0.78%               1.28%
Non-performing assets to total assets                                  0.49%               0.76%


     Total non-performing assets decreased $1.7 million, or 29.5%, to $4.1 million at March 31, 2003 compared to $5.8 million June 30, 2002. The decrease was primarily related to a decrease in non-performing single family residential mortgage loans, non-performing commercial and multi-family real estate loans , non-performing commercial business loans and non-performing consumer loans, partially offset by an increase in non-performing home equity loans.

     INTANGIBLE ASSETS. Intangible assets include a core deposit intangible and an unidentified intangible asset, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition which occurred in 1994. The core deposit intangible is being amortized over a 12-year life. At March 31, 2003 the Company had goodwill of $848,000 which is periodically measured for impairment.

     DEPOSITS. The Company's total deposits increased by $35.7 million to $565.4 million at March 31, 2003 compared to $529.8 million at June 30, 2002. This increase occurred despite the Company being located in a highly competitive market for deposits. Savings accounts increased $8.3 million or 11.3%, checking and money market accounts increased $20.4 million or 13.5% and certificates of deposit decreased $7.0 million, or 2.3%. The Company intends to continue its marketing efforts promoting core deposits in its effort to help fund asset growth.

     FEDERAL HOME LOAN BANK ADVANCES. The Company utilizes advances from the Federal Home Loan Bank of Pittsburgh ("FHLB") primarily as an additional source of funds to meet loan demand. FHLB advances increased $32.5 million, or 33.2% to $130.3 million at March 31, 2003 compared to $97.8 million at June 30, 2002. The Company also uses FHLB advances to fund certain investment strategies approved by our Board of Directors.

     STOCKHOLDERS' EQUITY. Total stockholders' equity of the Company amounted to $126.3 million, or 15.2% of assets at March 31, 2003 compared to $124.4 million or 16.4% of total assets at June 30, 2002, an increase of $2.0 million, or 1.6%. Changes in stockholders' equity reflect year-to-date net income of $5.7 million, as well as an increase of $674,000, net of taxes, in accumulated other comprehensive income, primarily as a result of the increase in the value of the available-for-sale investment securities portfolio. This was partially offset by the purchase of shares in the open market for the Company's 2002 RRP Trust totaling $3.2 million, which are recorded as a contra-equity account. Total stockholders' equity of the Company included unrealized gains, net of taxes, of $2.6 million and $1.9 million on available-for-sale securities at March 31, 2003 and June 30, 2002, respectively. The Company paid a cash dividend of $0.07, $0.07 and $0.08, respectively, per share for the quarters ended September 30, 2002, December 31, 2002 and March 31, 2003. These regular dividends totaled $2.3 million during the nine-months ended March 31, 2003.

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

     Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At March 31, 2003, the total approved investment and loan origination commitments outstanding amounted to $27.8 million. Certificates of deposit scheduled to mature in one year or less at March 31, 2003 totaled $211.7 million. Based on historical experience, management believes that a significant portion of maturing certificates of deposit will remain with the Company. The Company has the ability to utilize borrowings, typically in the form of FHLB advances as an additional source of funds. The maximum borrowing capacity available to the Company from the FHLB was $418.9 million as of December 31, 2002, the most recent date for which information is available, based on qualifying collateral. The Company is required to maintain sufficient liquidity to ensure its safe and sound operation. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

CAPITAL

     At March 31, 2003, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual capital levels are detailed below:

                                                                                                Required to Be Well
                                                                                                 Capitalized under
                                                                    Required for Capital          Prompt Corrective
                                          Actual Capital             Adequacy Purposes            Action Provision
                                      ---------------------       ----------------------      -----------------------
(DOLLARS IN THOUSANDS)                  Amount       Ratio          Amount        Ratio        Amount          Ratio
--------------------------------      ---------     -------       ---------      -------      --------        -------
 AS OF MARCH 31, 2003
--------------------------------
Tangible capital                       $ 83,651       10.1%        $ 12,444        1.5%        $ 16,592         2.0%
  (to tangible assets)
Core capital                             83,651       10.1%          33,040        4.0%          41,300         5.0%
  (to adjusted tangible assets)
Tier I capital                           83,651       18.7%             N/A         N/A          26,816         6.0%
  (to risk-weighted assets)
Risk-based capital                       88,759       19.9%          35,755        8.0%          44,694        10.0%
  (to risk-weighted assets)

AS OF JUNE 30, 2002
--------------------------------
Tangible capital                       $ 82,668       10.9%        $ 11,393        1.5%        $ 15,191         2.0%
  (to tangible assets)
Core capital                             82,668       10.9%          30,267        4.0%          37,834         5.0%
  (to adjusted tangible assets)
Tier I capital                           82,668       20.4%             N/A         N/A          24,311         6.0%
  (to risk-weighted assets)
Risk-based capital                       87,293       21.5%          32,414        8.0%          40,518        10.0%
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

ITEM 4.  CONTROLS AND PROCEDURES

     As a savings and loan holding company, the Company is subject to the internal control reporting requirements of the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"). FDICIA's requirements include an annual assessment by our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal controls over financial reporting, which generally include those controls relating to the preparation of our financial statements in conformity with generally accepted accounting principles. In addition, under FDICIA our independent auditors have annually examined and attested to, without qualification, management's assertions regarding the effectiveness of our internal controls. Accordingly, we have experience with the process of maintaining and evaluating our internal controls over financial reporting.

     In connection with recent legislation and proposed regulations, our management has also focused its attention on our "disclosure controls and procedures," which, as defined by the Securities and Exchange Commission (the "SEC"), are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in the Company's reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In light of the new requirements, we have engaged in a process of reviewing our disclosure controls and procedures. As a result of our review, and although we believe that our pre-existing disclosure controls and procedures were effective in enabling us to comply with our disclosure obligations, we have implemented minor enhancements to our disclosure controls and procedures. These enhancements generally formalize and document the disclosure controls and procedures that we already have in place. Any future refinements to our controls and procedures will continue to build upon our existing internal controls and disclosure controls and procedures framework.

     Following the review described above, and within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Part II.  OTHER INFORMATION

ITEM L.    LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits (filed herewith unless otherwise noted)

         EXHIBIT NO.    DESCRIPTION
         2.1            Plan of Conversion and Agreement and Plan of
                        Reorganization (1)
         3.1            Articles of Incorporation of Willow Grove Bancorp,
                        Inc. (1)
         3.2            Bylaws of Willow Grove Bancorp, Inc. (1)
         4.0            Form of Stock Certificate of Willow Grove Bancorp,
                        Inc. (1)
         10.1           Form of Employment Agreement entered into between Willow
                        Grove Bank and Frederick A. Marcell Jr. (2)
         10.2           Form of Employment Agreement entered into between Willow
                        Grove Bank and each of Joseph M. Matisoff, Christopher
                        E. Bell, Thomas M. Fewer and  John T. Powers (2)
         10.3           Supplemental Executive Retirement Agreement (2)
         10.4           Non-Employee Director's Retirement Plan (as amended
                        2002) (3)
         10.5           1999 Stock Option Plan (4)
         10.6           1999 Recognition and Retention Plan and Trust
                        Agreement (4)
         10.7           Amended Incentive Compensation Plan (5)
         10.8           2002 Stock Option Plan (6)
         10.9           2002 Recognition and Retention Plan and Trust
                        Agreement (6)
         99.1           Section 1350 Certification of Chief Executive Officer
         99.2           Section 1350 Certification  of  Chief Financial Officer

------------

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

     (3) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002 (SEC File No. 000-49706).

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

     (6) Incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).


(b)      Reports on Form 8-K:

         A Current Report on Form 8-K was filed by the Company on January 29, 2003 disclosing, under Item 5, the Company's press release announcing earnings results for the period ended December 31, 2003, an increased cash dividend, and the opening of their Fourteenth Banking Office.

         A Current Report on Form 8-K was filed by the Company on March 25, 2003 disclosing, under Item 9, the Company's press release announcing its first stock repurchase plan and the adoption of a Dividend Reinvestment and Stock Purchase Plan.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WILLOW GROVE BANCORP, INC.


Date: May 14, 2003                        By: /s/ Frederick A. Marcell Jr.
                                             -----------------------------
                                          Frederick A. Marcell Jr.
                                          President and Chief Executive Officer


Date: May 14, 2003                        By: /s/ Christopher E. Bell
                                             -----------------------------
                                          Christopher E. Bell
                                          Chief Financial Officer

                                 CERTIFICATIONS


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

Date: May 14, 2003                       /s/ Frederick A. Marcell Jr.
                                        ----------------------------------------
                                         Frederick A. Marcell Jr.
                                         President and Chief Executive Officer

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


Date: May 14, 2003                    /s/ Christopher E. Bell
                                      ----------------------------------
                                      Christopher E. Bell
                                      Senior Vice President, Chief Financial
                                      Officer and Corporate Secretary