Form 10-K
period 2003-06-30
WILLOW GROVE BANCORP INC/NEW
filed 2003-09-29
CIK 1163428

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 2003

- or -

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
         For the transition period from ________________ to ________________

                         Commission File Number: 0-49706

                           WILLOW GROVE BANCORP, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in its Charter)

         PENNSYLVANIA                                      80-0034942
---------------------------------              ---------------------------------
 (State or other jurisdiction of               (IRS Employee Identification No.)
  incorporation or organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer(as defined in Exchange Act Rule 12b-2).
YES [X]         NO [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on September 22, 2003 was $138,733,111 (8,480,019 shares at $16.36 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of September 22, 2003 there were 10,230,808 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
1. Portions of the Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference in Part III.

                           Willow Grove Bancorp, Inc.

                                    FORM 10-K

                     For the Fiscal Year Ended June 30, 2003

                                      INDEX

PART I
Item 1.  Business                                                                                 1
Item 2.  Properties                                                                              32
Item 3.  Legal Proceedings                                                                       33
Item 4.  Submission of Matters to a Vote of Security Holders                                     33


PART II
Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters                    34
Item 6.  Selected Financial Data                                                                 35
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   37
Item 7A. Quantitative and Qualitative Disclosures about Market Risk                              48
Item 8.  Financial Statements and Supplementary Data                                             54
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures   88
Item 9A. Control and Procedures                                                                  88


PART III
Item 10. Directors and Executive Officers of the Registrant                                      88
Item 11. Executive Compensation                                                                  88
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
         Matters                                                                                 89
Item 13, Certain Relationships and Related Transactions                                          89
Item 14. Principal Accounting Fees and Services                                                  89


PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports of Form 8-K                        90
         Signatures                                                                              92

Forward Looking Statements

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


                                     PART I

Item 1.  Business

General. Willow Grove Bancorp, Inc. (the "Company"), a Pennsylvania corporation, was formed to facilitate the reorganization of Willow Grove Bank (the "Bank") from the two-tier mutual holding company form to the stock holding company form of organization. The reorganization was completed on April 3, 2002. The Company issued 6,414,125 shares of common stock in a subscription offering and issued 4,869,375 shares of common stock in exchange for the stock held by the shareholders of the former Willow Grove Bancorp, Inc., the federally chartered stock-form mid-tier holding company. The Bank, which is now a wholly-owned subsidiary of the Company, was originally organized in 1909. In December 1998, the Bank was reorganized from a federally chartered mutual savings bank into a federally chartered stock savings bank in the mutual holding company form of ownership with a "mid-tier" holding company. The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. At the present time, the business of the Company is primarily the business of the Bank. In September 2000, Willow Grove Investment Corporation ("WGIC"), a Delaware corporation was formed as a wholly owned subsidiary of the Bank to hold and manage certain securities investments of the Bank. In May 2003, Willow Grove Insurance Agency, LLC (the "Agency"), a Pennsylvania limited liability company was formed by the Bank to conduct permitted fixed rate annuity transactions for the Bank.


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

         Our executive offices are located at Welsh and Norristown Roads, Maple Glen, Pennsylvania, and our telephone number is (215) 646-5405. The office for Willow Grove Investment Corporation is 1105 Market Street, Suite 1300, Wilmington, Delaware. The office for Willow Grove Insurance Agency, LLC are located at Welsh and Norristown Roads, Maple Glen, Pennsylvania.

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

Available Information

               The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public at the SEC's web site at http://www.sec.gov. Members of the public may also read and copy any document we file at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. In addition, our stock is listed for trading on the Nasdaq National Market and trades under the symbol "WGBC". You may find additional information regarding Willow Grove Bancorp, Inc. at www.nasdaq.com. In addition to the foregoing, we maintain a web site at www.willowgrovebank.com. We make available on our Internet web site copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after we file such material with or furnish such documents to the SEC.

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

          Most of our direct competition for attracting deposits and originating loans has historically come from savings associations, other savings banks, commercial banks and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds, and other non-financial institutions such as securities brokerage firms and insurance companies. Locally, in the three counties where our banking offices reside we estimate that we compete with approximately 84 other financial institutions and 55 offices of securities brokers in our market service area.

Lending Activities

         General. At June 30, 2003 our net loan portfolio totaled $413.8 million or 48.96% of our total assets. Historically, our primary emphasis has been the origination of loans secured by first liens on single-family (one-to four-units) residences. In recent years, we have changed the focus of our lending to place more emphasis on home equity loans, construction, commercial real estate and multi-family residential loans and commercial business loans. At June 30, 2003, commercial real estate and multi-family residential loans amounted to $155.9 million, or 37.14% of our total loan portfolio. As of that date, construction loans were $36.2 million or 8.62% of our loan portfolio; commercial business loans totaled $20.5 million or 4.90% of the total loan portfolio. Loans secured by liens on single-family residential properties include first mortgage loans totaling $131.8 million, or 31.40% of the loan portfolio, and $73.0 million of home equity loans and lines of credit, which accounted for 17.39% of the loan portfolio at June 30, 2003.

         The types of loans that we originate are subject to federal and state laws and regulations. Interest rates and fees charged on these loans are affected primarily by the demand for loans by borrowers and the supply of funds available for lending purposes and rates and fees charged by our competitors. Local, national and international economic conditions and their effect on the monetary policies of the Federal Reserve Board, legislative and tax policies and budgetary matters of local, state, and federal governmental bodies affect the supply of funds available and the demand for loans.

         Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated. This data does not include single family loans classified as held for sale which amounted to $5.3 million, $1.6 million, $2.6 million, $35.8 million, and zero at June 30, 2003, 2002, 2001, 2000 and 1999, respectively.

                                June 30, 2003        June 30, 2002        June 30, 2001        June 30, 2000        June 30, 1999
                             ------------------   ------------------   ------------------   ------------------   ------------------
                                        Percent              Percent              Percent              Percent              Percent
                              Amount   of total    Amount   of total    Amount   of total    Amount   of total    Amount   of total
                             --------  --------   --------  --------   --------  --------   --------  --------   --------  --------
                                                                     (Dollars in thousands)
Mortgage loans:
  Single-family              $131,821    31.40%   $181,454    40.40%   $198,310    43.17%   $206,340    48.04%   $231,498    61.16%
  Commercial real estate      155,892    37.14     134,294    29.90     128,613    28.00     102,513    23.86      65,707    17.36
    and multi-family
  Construction                 36,191     8.62      29,306     6.52      27,724     6.04      14,973     3.49       7,773     2.05
  Home equity                  72,990    17.39      75,016    16.70      75,060    16.34      72,217    16.81      54,090    14.29
                             --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
Total mortgage loans          396,894    94.55     420,070    93.52     429,707    93.55     396,043    92.20     359,068    94.86
Consumer loans                  2,324     0.55      10,081     2.24       9,688     2.11       7,818     1.82       6,431     1.70
Commercial business loans      20,549     4.90      19,067     4.24      19,925     4.34      25,683     5.98      13,023     3.44
                             --------   ------    --------   ------    --------   ------    --------   ------    --------   ------
Total loans receivable        419,767   100.00%    449,218   100.00%    459,320   100.00%    429,544   100.00%    378,522   100.00%
                             ========   ======    ========   ======    ========   ======    ========   ======    ========   ======

Allowance for loan losses      (5,312)              (4,626)              (4,313)              (3,905)              (3,138)
Deferred loan fees               (656)                (737)                (808)                (699)                (800)
                             --------             --------             --------             --------             --------
Loans receivable, net        $413,799             $443,855             $454,199             $424,940             $374,584
                             ========             ========             ========             ========             ========

         Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the loan portfolio at June 30, 2003. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                              At June 30, 2003, the amount due within
                         --------------------------------------------------------------------------------------
                                     more than    more than    more than    more than
                          1 year     1 year to   3 years to    5 years to  10 years to   more than
                         or less      3 years      5 years      10 years     20 years     20 years       Total
                         --------     --------     --------     --------     --------     --------     --------
                                                         (Dollars in thousands)
Mortgage loans:
 Single-family and       $  3,626     $  3,356     $ 13,418     $ 30,366     $ 68,596     $ 85,449     $204,811
   home equity
 Commercial real            5,007        9,752        9,706       25,837       96,180        9,410      155,892
  estate and
  multi-family
 Construction              21,502       10,642        2,061           --        1,714          272       36,191
                         --------     --------     --------     --------     --------     --------     --------
Total mortgage loans       30,135       23,750       25,185       56,203      166,490       95,131      396,894
Consumer                      185        1,014          717          176           48          184        2,324
Commercial business         6,227        2,044        4,667        5,163          789        1,659       20,549
                         --------     --------     --------     --------     --------     --------     --------
Total                    $ 36,547     $ 26,808     $ 30,569     $ 61,542     $167,327     $ 96,974     $419,767
                         ========     ========     ========     ========     ========     ========     ========

         Of the $383.2 million of loan principal repayments due after June 30, 2004, $230.7 million have fixed rates of interest and $152.5 million have adjustable rates of interest.

         Lending Activity. Our lending activities are subject to underwriting standards and origination procedures which have been approved by our Board of Directors. We process, underwrite and originate single-family residential mortgage loans on both a retail and wholesale basis. We have developed a network of approximately 25 active residential mortgage brokers and mortgage bankers to support our wholesale production system. These correspondents identify, process and close loans on our behalf based upon rates and terms that we provide to them on a regular basis which correlate to our assessment of our demand for various types of loans. The correspondents forward completed loan applications for our review. Based upon this review, we will determine whether to reject the loan if it fails to meet our prescribed standards or acquire the loan for our portfolio or for sale into the secondary market. Depending upon the various programs we have with the correspondents, loans will be classified as either purchased or originated. When the correspondent advances funds for the closing of a loan we have committed to purchase, it is classified as "purchased". When we provide the funds for the closing of the loan, it is classified as "originated". In either case, we may retain the loan in our portfolio or sell it (on either a servicing released or retained basis) in the secondary market. Retail production is supported through bank loan officers who obtain loan applications through our branch network and referrals from local builders, real estate brokers and financial consultants. Single-family residential mortgage loans generally are required to be underwritten in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines (this facilitates resale into the secondary market). We also acquire loans that do not conform to FHLMC/FNMA guidelines ("non-conforming" loans) for the portfolio. Non-conforming loans that we place in the portfolio include, but are not limited to, sub-prime, investor loans and non-FNMA "A" paper. Non-conforming loans are underwritten according to our alternative underwriting guidelines. We believe that our underwriting guidelines are consistent with industry standards. These non-conforming loans account for approximately 24.7% of our single-family loan portfolio.

         In addition to originating loans, the Bank periodically purchases participation interests in larger balance loans, typically multi-family and commercial real estate mortgage loans and construction loans from other financial institutions in our market area. These participations are reviewed for compliance with our underwriting standards before they are purchased. Recently the Bank has considered purchasing larger pools of high quality single-family residential loans that may include local or geographically dispersed loans. Any purchased loan pool would be subject to our due diligence review and would conform to our internal underwriting standards.

         Our loan underwriting function is managed at our main office. The majority of our conforming loans are contractually underwritten by any one of several private mortgage insurance companies to ensure saleability in the secondary market. From time to time we also underwrite conforming loans based on our internal capacity and market conditions. We require a current appraisal prepared by an independent appraiser or an acceptable alternative property valuation on all new mortgage loans. We require title insurance on loans secured by real estate with the exception of certain single-family residential loans originated under $150,000 and most home equity loans originated under $100,000. Hazard insurance is required on all real estate loans. Flood insurance is also required for all loans secured by properties located in a designated flood area.

         Our loan policy authorizes certain officers to approve loans up to certain designated amounts, not exceeding $500,000, collectively, in the case of the President and Chief Operating Officer. Loans exceeding individual or collective limits must be approved by: the Management Loan Committee consisting of the President, Chief Operating Officer, other executive officers and other Bank lending vice-presidents; the Director's Loan Committee, consisting of three outside directors, the President, the Chief Operating Officer and Chief Lending Officer or the full Board of Directors. The Director's Loan Committee and the full Board of Directors are also provided with summaries of new loan activity on a routine basis.

         As a federal savings bank, we are limited in the amount of loans we make to any one borrower. This amount is equal to 15% of the Bank's unimpaired capital and surplus (in our case, this amount would be approximately $13.7 million at June 30, 2003), although there are provisions that would allow us to lend an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. Our aggregate loans to any one borrower have been within these limits. At June 30, 2003, our three largest credit relationships with an individual borrower and related entities amounted to $11.6 million, $7.7 million and $7.2 million; all the loans included in these relationships were performing in accordance with their terms and conditions.

         The following table shows the activity in our loan portfolio during the periods indicated.

                                                                 Year ended June 30,
                                                      ---------------------------------------
                                                         2003           2002           2001
                                                      ---------      ---------      ---------
                                                               (Dollars in thousands)

Loans held at the beginning of the period (1)         $ 449,218      $ 459,320      $ 429,544
Originated and purchased for portfolio:
   Mortgage loans
      Single-family                                      91,904         43,841         27,867
      Commercial real estate and multi-family            46,768         23,341         30,591
      Construction                                       28,854         32,369         27,758
      Home equity                                        53,419         36,725         27,985
   Consumer loans                                         2,669         10,371          8,873
   Commercial business loans                             13,488         11,057         21,675
                                                      ---------      ---------      ---------
Total originations and purchases for portfolio          237,102        157,704        144,749
Transfer of loans from portfolio to held for sale       (43,451)            --             --
Amortization                                           (222,711)      (166,852)      (107,525)
Charge-offs                                                (391)          (954)        (7,448)
                                                      ---------      ---------      ---------
Net change in loans                                     (29,451)       (10,102)        29,776
                                                      ---------      ---------      ---------
Total loans held at the end of the period             $ 419,767      $ 449,218      $ 459,320
                                                      =========      =========      =========

(1)    Excludes loans classified as held for sale at the time of origination.

         Single-Family Residential Loans. We utilize bank loan officers and a network of mortgage brokers and bankers to originate and buy conventional single-family (one-to-four-units) mortgage loans. During the year ended June 30, 2003, single-family residential loans originated to be kept in our portfolio amounted to $91.9 million. In addition, we originated $80.1 million of single-family residential mortgage loans for resale in the secondary market. Our total single-family residential mortgage loans originated for portfolio or resale amounted to $172.0 million in the year ended June 30, 2003, of which $103.2 million were originated through our wholesale network and the remaining $68.8 million was originated through our retail sources. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). The majority of our single-family mortgage loans are secured by properties located in our primary lending area which includes Montgomery, Bucks and Philadelphia Counties, Pennsylvania. Our residential lending areas have expanded to include northeastern Pennsylvania, central and southern New Jersey and Delaware. At June 30, 2003, single-family mortgage loans amounted to $131.8 million, or 31.40% of our total loan portfolio. Due to our strategic plan to diversify the loan portfolio, the single-family portion of our loan portfolio has decreased during the past five years. However, we expect future changes in this portfolio to include increases from the balances at June 30, 2003.

         Single-family residential mortgage loans which we purchase or originate for sale generally are underwritten with terms conforming to FHLMC/FNMA guidelines. Loans purchased or originated for our portfolio, may conform to these guidelines, may exceed the conforming loan amount for those agencies, or may otherwise not comply with the underwriting standards of the agencies for a variety of reasons, including credit risk. Recently we have been more active in selling conforming loans, in excess of our portfolio needs, in the secondary market. We have generally sold loans to three national investors who purchase our loans primarily on a best efforts, servicing released basis. This arrangement, although not eliminating all risks associated with secondary market activity, can provide an additional source of non-interest income. As of June 30, 2003, $5.3 million of our single-family residential mortgage loans were classified as held-for-sale. During the year ended June 30, 2003, we sold an aggregate of $74.8 million of single-family residential mortgage loans at a gain of $1.2 million while for the year ended June 30, 2002, we had loan sales of $77.8 million at a gain of $519,000. Although we anticipate continuing sales of loans in the secondary market, there can be no assurance that this activity will continue as currently structured or result in the realization of non-interest income. Low interest rates among other factors have led to the increased sales activity over the past two years.

         Interest rates on our single-family residential mortgage loans either are fixed for the life of the loan ("fixed-rate") or are subject to adjustment at certain pre-determined dates throughout the life of the loan ("ARM"). Our fixed-rate loans generally mature in 10, 15, 20 or 30 years, and have equal monthly payments to repay the loan with interest by the end of the loan term. At June 30, 2003, the fixed-rate portion of our residential mortgage loan portfolio which includes single-family real estate loans and home equity loans, totaled $151.0 million which was 73.7% of the total single-family residential loans plus home equity loans outstanding at that date.

         We offer a variety of ARM loans. These loans have a pre-determined interest rate for a specified period of time ranging from one to ten years. After this initial period, the interest rate will adjust on a periodic basis in accordance with a designated index such as the one-year US Treasury yield adjusted to a constant maturity ("CMT") plus a stipulated margin. Also, ARM loans generally carry an annual limit for rate changes of 1% or 2%, and a maximum amount the rate can increase or decrease from the initial rate of 4% to 6% during the life of the loan. From time to time, we offer ARM loans with an initial rate less than the fully-indexed rate (the index at the time of origination plus the stipulated margin). These loans are underwritten based upon the borrower making payments calculated at the fully-indexed rate. Our ARM loans require that any payment adjustment caused by a change in the interest rate result in full amortization of the loan by the end of the original loan term, and no portion of the payment increase is permitted to be added to the principal balance of the loan, so-called negative amortization. At June 30, 2003, $53.8 million or 26.3% of our residential mortgage loan portfolio, which includes single-family real estate loans and home equity loans, were adjustable rate.

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

         Generally the largest single-family mortgage loan we originate or purchase does not exceed $500,000. In addition, our maximum loan-to-value ratio (the rate of the loan amount to the lesser of the appraised value or sales price
- "LTV") is 95%. Some special first time homebuyer programs have loan to value ratios of 100%. In all cases when the loan to value ratio exceeds 80%, we require the borrower to maintain private mortgage insurance until the loan balance is reduced to 80% of current market value.

         Home Equity Loans. In recent years, we have increased our emphasis on the origination of home equity loans and lines of credit, due to their shorter maturities (the maximum term of our home equity loans is 20 years with the exception of purchase money second mortgage loans whose maximum term may be up to 30 years) and higher interest rates. A home equity loan is a fixed-rate loan where the borrower receives the total loan amount at a closing and makes monthly payments to repay the loan within a specific time period. Home equity lines of credit are a revolving line of credit with a variable rate and no stated maturity date. The borrower may draw on this account (up to the maximum credit amount) and repay this line at any time. At June 30, 2003 we had $73.0 million or 17.39% of the total loan portfolio in home equity loans and lines of credit outstanding. Of the $73.0 million outstanding at June 30, 2003, $11.6 million were in lines of credit. The unused portion of equity lines of credit was $14.5 million at that date. The low level of interest rates in recent periods has increased amortization and prepayments on home equity loans. This has resulted in a slight decline in the outstanding balance of home equity loans held at June 30, 2003 despite increases in the amount of home equity loans originated during the year.

         Home equity loans and lines of credit are secured by the borrower's residence, and we generally obtain a second lien position on these loans. We offer home equity programs in amounts, when combined with the first mortgage, up to 100% of the value of the property securing the loan. In addition to originating home equity loans through our branch offices, we purchase loans from our network of correspondents.

         Commercial Real Estate and Multi-Family Residential Real Estate Loans. At June 30, 2003 commercial real estate and multi-family residential loans amounted to $155.9 million or 37.14% of the total loan portfolio. This compares to $134.3 million or 29.90% at June 30, 2002.

         Our commercial real estate and multi-family residential loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units, non-FNMA eligible single-family residential investment properties and other properties used for commercial and multi-family purposes located in our market area. Our commercial and multi-family real estate loans tend to be originated in an amount less than $3.0 million but will occasionally exceed that amount. At June 30, 2003, the average commercial and multi-family residential loan size was $504,000. The five largest commercial real estate and multi-family residential loans outstanding at June 30, 2003, were $4.2 million, $4.1 million, $3.9 million, $3.5 million and $3.4 million and all of such loans were performing in accordance with their terms. However, during an internal review of the portfolio in fiscal 2002, it was determined that the debt service coverage ratio for the loan in the amount of $4.1 million was no longer meeting our underwriting standards and therefore was classified as substandard. During the year ended June 30, 2003, our commercial real estate and multi-family loan portfolio grew by $21.6 million, or 16.1% as the result of originations, purchases and the conversion of loans from construction to permanent status. The relatively low interest rate environment during the year ended June 30, 2003 stimulated increased amortization and prepayments which partially offset the total amount of multi-family and commercial real estate originations of $46.8 million during the year.

         Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 20 years with monthly amortization over the life of the loan and LTV ratios of not more than 80%. Interest rates are either fixed or adjustable, based upon designated market indices such as the 5-year Treasury CMT or 5-year FHLB of Pittsburgh advance rate plus a margin, and fees ranging from 0.5% to 1.5% are generally charged to the borrower at the origination of the loan. Prepayment fees are generally charged on most commercial real estate and multi-family loans in the event of early repayment. Generally we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

         Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include, but are not limited to, larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower's business. These risks can be affected by supply and demand conditions in the project's market area of rental housing units, office and retail space, warehouses, and other commercial space. We attempt to minimize these risks by limiting our loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property. As of June 30, 2003, $48,000, or 0.03% of our commercial real estate and multi-family residential mortgage loans were on non-accrual status compared to $1.2 million or 0.88% at June 30, 2002. The decrease was primarily related to an impaired $675,000 loan subsequently acquired in foreclosure and reclassified as real-estate owned during fiscal 2003.

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

         Construction Loans. We originate construction loans for residential and commercial uses within our market area. We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Construction loans outstanding at June 30, 2003 were $36.2 million, or 8.62% of total loans, compared to $29.3 million or 6.52% of total loans at June 30, 2002.

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

         Construction and land loans generally are considered to involve a higher level of risk than single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property's value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences. At June 30, 2003, our five largest construction loans had outstanding balances of $4.3 million, $2.3 million, $2.3 million, $2.0 million and $2.0 million and all were performing in accordance with the terms of their agreements with the exception of the $4.3 million loan representing a 25.3% loan participation on the construction of a commercial real estate office building located in Montgomery County in the suburbs of Philadelphia. The loan which has a loan-to-value ratio of 88.0%, is secured by a property which is approximately 50% tenant occupied but has fallen behind original leasing projections necessitating two extensions of the original maturity date of November 2002 to October 2003, and as a result has been classified as substandard. It is anticipated that an additional two year extension will be granted upon expiration of the current extension.

         In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders who have established relationships, and obtain personal guarantees from the principals.

         Commercial Business Loans. At June 30, 2003, we had $20.5 million in commercial business loans (4.90% of gross loans outstanding) compared to $19.1 million at June 30, 2002, an increase of $1.4 million or 7.3%. During the year ended June 30, 2003, we originated or advanced additional funds on business lines of credit in the amount of $10.8 million. These originations were offset by increased amortization and prepayments of loans primarily due to the low interest rate environment. We began originating loans to small-to-mid-sized businesses in our market area in May 1997. Since that time, we have hired commercial lenders to actively solicit commercial business loans as well as commercial real estate and multi-family real estate loans. During fiscal 2002 and 2003, we generally did not originate new commercial business loans in amounts exceeding $250,000. Management undertook a process designed to enhance the Company's commercial business lending function. During fiscal 2003 we hired a Chief Lending Officer, experienced in business lending, and a Credit Risk Manager whose responsibilities include reviewing existing systems and policies, establishing or improving procedures, where necessary, and training new and existing personnel with respect to the origination and oversight of commercial business loans. Such steps were taken in anticipation of a renewal in fiscal 2004 of the Company's efforts to increase originations of commercial business loans in excess of $250,000. During fiscal 2003, the Company restricted its originations of new commercial business loans in excess of $250,000. Only eight such loans were originated after they had been reviewed and approved by the full board of directors. The Company expects that in fiscal 2004 it will gradually increase the amount of its originations of commercial business loans in excess of $250,000 as it fully implements its enhanced policies and procedures with respect to such loans. In addition to our commercial loan officers, we use our business development officers working from several of our branch locations to actively solicit potential customers in the Bank's market area. No assurance can be given as to the volume of new commercial loans originated in the future. This portfolio may decline in the near term as previously originated larger balance loans are repaid and replaced with smaller balance new originations. We believe that these types of loans assist in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans.

         Generally, the Bank provides secured revolving lines of credit for short term working capital support of a business's accounts receivables and inventory. Typically the secured revolving line of credit is collateralized based upon an advance rate of up to 75% of eligible accounts receivable and up to 30% of finished goods inventory. Secured term loan financing is provided for the acquisition of fixed business assets, such as real property, vehicles, equipment and machinery. Generally, we provide financing up to 80% of the purchase price for the new fixed assets and 70% of book value for pre-owned fixed assets. In addition to business assets pledged as collateral, most commercial business loans are personally guaranteed by the principal owner(s) of the borrower. Interest rates are adjustable, indexed to a published prime rate of interest or fixed. At June 30, 2003, the Bank's five largest commercial business loans were $849,000, $560,000 $448,000, $407,000 and $335,000 and all
such loans were performing in accordance with their terms with the exception of the $849,000 loan which was delinquent 61 days. The total credit relationship associated with this borrower is $953,000. The Bank is carefully monitoring this loan and understands that the borrower is experiencing financial difficulties. Management believes that certain additional provisions to its allowance for loan losses may be necessary in the quarter ending September 30, 2003 due to this loan. At June 30, 2003 the average balance of the Bank's commercial business loans was $84,000.

         Generally, commercial business loans have been characterized as having higher risks associated with them than single-family mortgage loans. We have hired individuals, experienced in this type of lending, and have implemented policies and procedures which we deem to be prudent. As of June 30, 2003, the Bank had $360,000 of non-accrual commercial business loans compared to $724,000 at June 30, 2002. Charge-offs of commercial business loans amounted to $103,000 during the year ended June 30, 2003 compared to $769,000 in the year ended June 30, 2002.

         Other Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans primarily consisting of loans secured by automobiles and to a much lesser extent deposit account loans, and unsecured personal loans. In addition to originating consumer loans we facilitate the funding of student loans through our banking offices in conjunction with American Education Services ("AES/PHEAA"). Consumer loans are originated and facilitated primarily through existing and walk-in customers and direct advertising. At June 30, 2003, $2.3 million, or 0.55% of our total loan portfolio consisted of these types of loans. This compares to $10.1 million of consumer loans, or 2.24% of the total loan portfolio at June 30, 2002. The decline was exclusively related to $7.8 million received from the liquidation of our education loan portfolio.

         Consumer loans, other than loans secured by deposit accounts, generally have higher interest rates and shorter terms than residential loans, however they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the fiscal year ended June 30, 2003, there were charge-offs, net of recoveries totaling $4,000 related to other consumer loans. This compares to $162,000 in net consumer loan charge-offs in the fiscal year ended June 30, 2002.


Asset Quality

         General. As a part of our efforts to maintain asset quality, we have developed and implemented an asset classification system in conjunction with federal regulations. All of our assets are subject to this classification system. Loans are periodically reviewed and the classifications reviewed at least quarterly by the Asset Quality Committee of the Board of Directors.

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

         Real estate which we acquire as a result of foreclosure or deed-in-lieu of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at the lower of cost or fair value less estimated selling cost. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are reflected in operations, as incurred.

         Delinquent Loans. The following table sets forth information concerning delinquent loans at the dates indicated. The amounts presented represent the total outstanding principal balances of the related loans rather than the actual payment amounts that are past due.

                                                        At                        At
                                                  June 30, 2003             June 30, 2002
                                              ---------------------     ---------------------
                                                30 to        60 to        30 to        60 to
                                               59 days      89 days      59 days      89 days
                                              --------     --------     --------     --------
                                                            (Dollars in thousands)
Mortgage loans:
  Single-family                               $  2,218     $    603     $  2,449     $    566
  Commercial real estate and multi-family          205           --          767           --
  Construction                                      --           --           --           --
  Home equity                                      158           12          192           --
Consumer loans                                      --            1            9           16
Commercial business loans                        1,203          104          412           35
                                              --------     --------     --------     --------
Total loans receivable                        $  3,784     $    720     $  3,829     $    617
                                              ========     ========     ========     ========

         Loans delinquent 30 to 89 days amounted to $4.5 million at June 30, 2003 compared to $4.4 million at June 30, 2002. Increases in the amount of delinquent commercial business loans were offset by decreases in delinquent commercial real estate loans and to a lesser extent single-family mortgage loans. Management continues to regularly monitor all delinquent loan activity. Management does not consider the current level of delinquencies to be of any significant concern as, based upon past experience, most of such loans are expected to return to fully performing status without going to non-accrual status. In any event, management believes that for the most part these loans are adequately collateralized.

         Non-Performing Assets. The following table sets forth information with respect to non-performing assets we have identified, including non-accrual loans and other real estate owned. The decrease in non-performing assets from $5.8 million at June 30, 2002 to $4.1 million at June 30, 2003 was the result of decreases in non-accrual single family, multi-family and commercial real estate mortgage loans, consumer loans and commercial business loans.

                                                                     At June 30,
                                                  --------------------------------------------------
                                                   2003       2002       2001       2000       1999
                                                  ------     ------     ------     ------     ------
                                                                 (Dollars in thousands)
Accruing loans 90 or more days past due
   Mortgage loans                                 $  367     $   --     $   42     $    9     $    4
   Commercial business loans                         147        200         --         --         --
   Other                                              --         --         49         --         --
                                                  ------     ------     ------     ------     ------
Total accruing but 90 or more days past due          514        200         91          9          4
                                                  ------     ------     ------     ------     ------
Nonaccrual loans
   Mortgage loans:
      Single-family                                1,064      1,897      1,485        828      1,006
      Commercial real estate and multi-family         48      1,179        675        140         --
      Construction                                    --         --         --         --         --
      Home equity                                    236         55        278         10         37
   Consumer                                            7        104        151         19          8
   Commercial business                               360        724        966        250         13
                                                  ------     ------     ------     ------     ------
Total nonaccrual loans                             1,715      3,959      3,555      1,247      1,064
                                                  ------     ------     ------     ------     ------
Performing troubled debt restructurings            1,463      1,512      1,535         --         --

Total non-performing loans                         3,692      5,671      5,181      1,256      1,068
Other real estate owned, net                         391         85         --         --         --
                                                  ------     ------     ------     ------     ------
Total non-performing assets                       $4,083     $5,756     $5,181     $1,256     $1,068
                                                  ======     ======     ======     ======     ======

Non-performing loans to total loans                 0.88%      1.26%      1.13%      0.29%      0.28%
Non-performing assets to total assets               0.48%      0.76%      0.83%      0.22%      0.23%

         Classified and Criticized Assets. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, based upon their judgment, classify them. There are three classifications for problem assets: "substandard," "doubtful," and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions and values, questionable, and there is a high probability of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Federal regulations also require another unclassified category designated "special mention" to be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. At June 30, 2003, we had $13.3 million of our assets classified as substandard ($1.3 million of single-family mortgage loans, $5.8 million of multi-family and commercial real estate loans, $4.4 million of construction loans, $1.5 million of commercial business loans, $250,000 of home equity loans and $66,000 of consumer loans); $28,000 of business loans classified as doubtful and no loans classified as loss. This compares to $13.6 million in assets classified as substandard, $93,000 classified as doubtful and no assets classified as a loss, at June 30, 2002.

         Allowance for Loan Losses. The allowance for loan losses is maintained at a level we believe is adequate to cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Our determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. With the expansion of our lending activities into commercial real estate, business and other consumer loans in recent years, we consider industry-wide loss experience in our process when we determine the adequacy of our allowance for loan losses. We believe that due to the changing mix of our loan portfolio and our relative lack of historical loss experience with these types of loans, considering loan loss data from other banking institutions with loan portfolios similar to ours and in a similar geographic setting will provide us with a more representative approach to evaluating the credit risks in our loan portfolio. During the year ended June 30, 2001, based upon a more detailed stratification of the loan portfolio, we modified the formulas we use to calculate the allowance on various loan types. In some cases, such as business lending and home equity lending where the combined LTV exceeds 80%, the percentage used to calculate the allowance was increased. In other cases, such as single-family first mortgage lending with LTVs below 60%, the percentage used was decreased. The overall effect of this modification did not materially impact the amount of the allowance for loan loss. During the fiscal year ended June 30, 2002 we modified the methodology for calculating the allowance for loan loss based upon the guidance provided by the SEC and the Federal Financial Institutions Examination Council ("FFIEC"). We continue to use historical loss factors for each loan type and for loans that we consider higher risk for all but single-family mortgage loans and guaranteed consumer loans, we now add a component for factors that may not be included in the historical loss calculation. This component establishes a range for factors such as, but not limited to, delinquency trends, asset classification trends and current economic conditions. Management then assesses these conditions and establishes, to the best of its ability, the allowance for loan loss from within the range calculated, based upon the facts known at that time. At June 30, 2003, our allowance for loan loss was in the lower quartile of the range established by this methodology. The result of this change in methodology is to allocate the entire allowance for loan loss to specific loan types, whereas prior methodology had an unallocated component. The change in methodology does not imply that any portion of the allowance for loan loss is restricted, but the allowance for loan loss applies to the entire loan portfolio.

         The allowance is increased by provisions for loan losses which are charges against income. As shown in the table below, at June 30, 2003, our allowance for loan losses amounted to $5.3 million or 143.88% and 1.27% of our non-performing loans and total loans receivable less deferred fees, respectively.

                                                              Year ended June 30,
                                               --------------------------------------------------
                                                2003       2002       2001       2000       1999
                                               ------     ------     ------     ------     ------
                                                             (Dollars in thousands)
Balance - beginning of period                  $4,626     $4,313     $3,905     $3,138     $2,665
Plus:  provisions for loan losses               1,034      1,212      7,856        706        531
Less:  charge-offs for
   Mortgage loans                                 284         12         18         51         32
   Consumer loans                                   4        173         72         31         23
   Commercial business loans                      103        769      7,359          3          3
                                               ------     ------     ------     ------     ------
Total charge-offs                                 391        954      7,449         85         58
                                               ------     ------     ------     ------     ------
Plus:  recoveries for
   Mortgage loans                                  --         --         --         16         --
   Consumer loans                                  --         11          1         --         --
   Commercial business loans                       43         44         --        130         --
                                               ------     ------     ------     ------     ------
Total recoveries                                   43         55          1        146         --
                                               ------     ------     ------     ------     ------
Balance - end of period                        $5,312     $4,626     $4,313     $3,905     $3,138
                                               ======     ======     ======     ======     ======

Allowance for loan loss to total end
  of period non-performing loans               143.88%     81.57%     83.25%    310.91%    293.82%

Charge-offs to average loans                     0.08%      0.21%      1.65%      0.02%      0.02%

Allowance for loan loss to end of
  period total loans less deferred fees          1.27%      1.03%      0.94%      0.91%      0.83%

         Provisions for loan losses for the year ended June 30, 2003 were $1.0 million, a decline from $1.2 million in the prior year. Charge-offs also decreased from $954,000 in fiscal year 2002 to $391,000 in fiscal year 2003. The primary reason for the increase in the percent of the allowance for loan loss to total loans was the increase of commercial real estate and multi-family real estate loan portfolios as a percentage of the total loan portfolio. We assess our allowance for loan losses at least quarterly, and make any necessary provision for losses needed to maintain our allowance for losses at a level deemed adequate. We believe that the allowance for losses was adequate at June 30, 2003 to cover losses that are both probable and reasonably estimable based upon the facts and circumstances known to us at that date.

         Effective December 21, 1993, the OTS in conjunction with the Comptroller of the Currency, the FDIC and the Federal Reserve Board issued a Policy Statement regarding a financial institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the regulatory agencies and does not necessarily constitute generally accepted accounting principles, includes guidance (i) on our responsibilities for the assessment and establishment of an adequate allowance; and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies used to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of the institution's portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available as of the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling". Our policy for establishing loan losses is consistent with the Policy Statement. In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology And Documentation Issues". The guidance in the SAB was effective immediately and focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan losses. Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies, represented by the FFIEC issued an interagency policy statement entitled "Allowance For Loan and Lease Loss Methodologies And Documentation For Banks and Savings Institutions" ("FFIEC Policy Statement"). The SAB and FFIEC Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan loss methodologies and supporting documentation. We believe to the best of our knowledge that our documentation relating to the allowance for loan loss is consistent with these pronouncements.

         We have allocated the allowance for loan losses as shown in the table below into components by loan types at year end. Due to a change in methodology there is no unallocated portion of the allowance after June 30, 2001. Through such allocations, we do not intend to imply that actual future charge-offs will necessarily follow the same pattern or that any portion of the allowance is restricted.

                               June 30, 2003        June 30, 2002        June 30, 2001        June 30, 2000        June 30, 1999
                            -------------------  -------------------  -------------------  -------------------  -------------------
                                    Percent of           Percent of           Percent of           Percent of           Percent of
                                   loan type to         loan type to         loan type to         loan type to         loan type to
                            Amount  total loans  Amount  total loans  Amount  total loans  Amount  total loans  Amount  total loans
                            ------ ------------  ------ ------------  ------ ------------  ------ ------------  ------ ------------
                                                                     (Dollars in thousands)
Mortgage loans:
  Single-family             $  161     31.40%    $  255     40.40%    $  239     43.17%    $  591     48.04%    $  598     61.16%
  Commercial real estate     2,705     37.14      2,239     29.90      1,454     28.00      1,230     23.86        695     17.36
    and multi-family
  Construction               1,156      8.62        937      6.52        554      6.04        299      3.49        346      2.05
  Home equity                  430     17.39        472     16.70        437     16.34        482     16.81        359     14.29
                            ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
Total mortgage loans         4,452     94.55      3,903     93.52      2,684     93.55      2,602     92.20      1,998     94.86
Consumer loans                  70      0.55         70      2.24         86      2.11         38      1.82         29      1.70
Commercial business loans      790      4.90        653      4.24        656      4.34        382      5.98        186      3.44
Unallocated                     --        --         --        --        887       n/a        883       n/a        925       n/a
                            ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
Total                       $5,312    100.00%    $4,626    100.00%    $4,313    100.00%    $3,905    100.00%    $3,138    100.00%
                            ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

Securities Activities

         General. Our investment policy is designed, among other things, to assist us in our asset/liability management strategies. It emphasizes principal preservation, favorable returns, maintaining liquidity and flexibility, and minimizing credit risk. The policy permits investments in US Government and agency securities, investment grade corporate bonds and commercial paper, municipal bonds, various types of mortgage-backed securities, certificates of deposit and federal funds sold to financial institutions approved by our Board of Directors, equity investments in the FHLB of Pittsburgh, the FNMA, the FHLMC, and mutual funds with investments in the above described investments.

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

         In order to maintain a high degree of flexibility with our investment securities, prior to January 2002, all of our investment securities were classified as Available For Sale ("AFS") pursuant to Statement of Financial Accounting Standards No. 115. In January 2002 we changed the classification on our municipal bond portfolio from AFS to Held to Maturity ("HTM"). This accounting pronouncement requires us to classify a security as AFS, Held to Maturity, or trading, at the time of acquisition. Securities being classified as HTM must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. HTM securities are accounted for based upon the historical cost of the security. AFS securities can be sold at any time based upon our needs or judgment as to market changes. AFS securities are accounted for at fair value, unrealized gains and losses on these securities, net of income tax effects, are reflected in the stockholders' equity section of our Statement of Financial Condition.

         At June 30, 2003, our investment securities amounted to $309.2 million, or 36.59% of total assets. This includes a $1.9 million unrealized gain, net of income tax, on those investment securities classified as AFS. The portfolio consists primarily of US government agency securities, most with callable features and agency mortgage-backed pass-through securities. Other investments include municipal bonds, equity investments in the FHLB of Pittsburgh, other equity securities and a mutual fund consisting of adjustable-rate mortgage-backed securities.

         The following table sets forth information on the carrying value and the amortized cost of our securities classified as held to maturity and available for sale at the dates indicated.

                                                                      At June 30,
                                 -------------------------------------------------------------------------------------
                                            2003                          2002                          2001
                                            ----                          ----                          ----
                                  Amortized       Market        Amortized       Market        Amortized       Market
                                    Cost           value          Cost           value          Cost           value
                                 ----------     ----------     ----------     ----------     ----------     ----------
                                                                  (Dollars in thousands)
Held to maturity:
  Municipal bonds                $   17,320     $   17,995     $   13,973     $   14,117     $       --     $       --
                                 ----------     ----------     ----------     ----------     ----------     ----------
Total held to maturity               17,320         17,995         13,973         14,117             --             --
                                 ----------     ----------     ----------     ----------     ----------     ----------

                                  Amortized      Carrying       Amortized      Carrying       Amortized      Carrying
                                    Cost           value          Cost           value          Cost           value
                                 ----------     ----------     ----------     ----------     ----------     ----------
Available for sale:
  FHLB stock                          9,252          9,252          5,042          5,042          3,434          3,434
  Equity securities                   6,477          6,410          4,472          4,421          4,442          4,404
  US Gov't agency securities         76,980         78,205         75,692         76,693         43,722         43,798
  Mortgage-backed securities        196,184        198,018        166,445        168,531         75,905         75,834
  Municipal bonds                        --             --             --             --          2,903          2,888
                                 ----------     ----------     ----------     ----------     ----------     ----------
Total available for sale            288,893        291,885        251,651        254,687        130,406        130,358
                                 ----------     ----------     ----------     ----------     ----------     ----------

Total securities                 $  306,213     $  309,880     $  265,624     $  268,804     $  130,406     $  130,358
                                 ==========     ==========     ==========     ==========     ==========     ==========

         Mortgage-Backed Securities. At June 30, 2003, we had mortgage-backed securities totaling $198.0 million compared to $168.5 million at June 30, 2002. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages. Mortgages are sold by various originators to intermediaries (generally agencies of the US Government and government sponsored enterprises) that pool and repackage the mortgages and sell participation interests in the pools to investors. The servicer of the mortgage loan collects the principal and interest payments and passes those payments through to the intermediary who then remits the payment to the investor. The US Government agencies and government sponsored enterprises, primarily the Government National Mortgage Association ("GNMA"), FNMA and FHLMC, guarantee the timely payment of principal and interest on these securities.

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

         At June 30, 2003, the weighted average life of our mortgage-backed securities was approximately 3.2 years, based upon our assumptions related to the future prepayments of the underlying mortgages. Prepayments that are greater than those projected will shorten the remaining term of the security, while a decrease in the amount of prepayments will lengthen the amount of time until the security matures. Prepayments depend on many factors, including the type of mortgage, the coupon rate, the geographic region, and the general level of market interest rates. During periods of rising interest rates, if the coupon rates of the underlying mortgages are less than prevailing market rates offered on mortgages, refinancings will decrease and prepayments of the mortgages underlying the security will decline. Conversely, when market interest rates are falling, and the coupon rate on the underlying mortgage exceeds the prevailing market interest rate for mortgages offered, refinancings tend to increase which will increase the amount of prepayments of the underlying mortgages. During the year ended June 30, 2003, prepayments on mortgage-backed securities exceeded $60.3 million compared to $28.0 million for the year ended June 30, 2002. This increase in prepayments is primarily related to the general level of interest rates which has been favorable for refinancing activity.

         Our average yield on our mortgage-backed securities was 3.95% at June 30, 2003. This yield is computed by decreasing/increasing the amount of interest income collected on the security by the amortization/accretion of the premium/discount associated with the acquisition of the security. In accordance with generally accepted accounting principles, premiums/discounts are amortized/accreted over the estimated remaining life of the security. The yield on the security may vary if the prepayment assumptions used to determine the remaining life differ from actual prepayment experiences. These assumptions are reviewed on a periodic basis to reflect actual prepayments.

          US Government Agency Securities and Municipal Bonds. At June 30, 2003, we had $78.2 million, which includes approximately $1.2 million in unrealized gains, in securities issued by US government agencies, primarily the FHLB, FNMA, FHLMC and the Federal Farm Credit Bank compared to $76.7 million at June 30, 2002. Most of these securities have call features that allow the issuer to redeem these securities at par value prior to their stated maturity. Generally, if the prevailing market interest rate on new issue callable agency securities with similar maturities exceeds the coupon rate of the security with the call feature, the call will not be exercised. Conversely, if the prevailing market interest rate for new issue agency callable securities with similar maturities is below the coupon rate of the security with the call feature, the call will be exercised and the bond will be redeemed. When calls are exercised and bonds redeemed prior to their maturity, we face the risk of re-investing those proceeds into other investments with lower yields or longer terms.

         Our Municipal bonds were classified as held to maturity at June 30, 2003 and are recorded at an amortized cost basis of $17.3 million. The market value of these securities at June 30, 2003 was $18.0 million. These municipal bonds include issues from various townships and school districts located in Pennsylvania.

         The following table sets forth certain information regarding the contractual maturities (without regard to any call provisions) of the carrying value of our US government agency securities and municipal bonds at June 30, 2003. The yields on tax-exempt bonds have not been adjusted to taxable equivalent yield.

                                   Carrying      Average
                                     value        yield
                                  ----------    ---------
                                  (Dollars in thousands)
Maturing in:
  One year or less                 $  2,999        5.08%
  One to five years                  52,737        3.69
  Five to ten years                  22,974        3.90
  Over ten years                     15,590        4.70
                                   --------       -----
Total                              $ 94,300        3.95%
                                   ========       =====


         Other Investments. Other than mortgage-backed securities and US Government agency securities, we have investments in various equity securities and mutual funds. At June 30, 2003, $9.7 million was invested in equity securities and $6.0 million was invested in mutual funds. The equity securities include stock in the FHLB of Pittsburgh and equity securities of several publicly traded companies. FHLB stock at June 30, 2003 was $9.3 million and the other equity investments amounted to $477,000. The mutual fund investment of $6.0 million is backed primarily by investments in adjustable-rate mortgage-backed securities.

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

         Deposits

         As shown in the table below, during the year ended June 30, 2003, certificates of deposit fell as a percentage of total deposits from 57.7% to 51.1% while other core deposit accounts increased to 48.9% of total deposits from 42.3% of deposits at June 30, 2002.

                                                  At June 30,
                                 --------------------------------------------
                                         2003                    2002
                                         ----                    ----
                                              Percent                 Percent
                                  Amount     of total     Amount     of total
                                 --------    --------    --------    --------
                                            (Dollars in thousands)

Savings accounts (passbooks,     $ 86,447        14.7%   $ 73,218        13.8%
    statements and clubs)
Money market accounts              79,280        13.5      47,752         9.0
Certificates of deposit           299,794        51.1     305,807        57.7
  Checking accounts:
  Interest-bearing                 51,541         8.8      40,045         7.6
Non-interest-bearing               69,581        11.9      62,930        11.9
                                 --------     -------    --------     -------
Total                            $586,643       100.0%   $529,752       100.0%
                                 ========     =======    ========     =======


         During the year ended June 30, 2003, total deposits increased by $56.9 million or 10.7% compared to an increase of $32.7 million, or 6.6% for the year ended June 30, 2002.

                                       Year ended June 30,
                               ----------------------------------
                                 2003         2002         2001
                               --------     --------     --------
                                       (Dollars in thousands)

Beginning balance              $529,752     $497,030     $452,857

Net increase in deposits         45,268       16,979       27,942
Interest credited                11,623       15,743       16,231
                               --------     --------     --------
Total increase in deposits       56,891       32,722       44,173
                               --------     --------     --------

Ending balance                 $586,643     $529,752     $497,030
                               ========     ========     ========


         The following table sets forth by various interest rate categories, the amount of certificates of deposit at the dates indicated.

                             At June 30,
                        --------------------
                          2003        2002
                        --------    --------
                       (Dollars in thousands)
Interest rates:
--------------------
 from 0.00% to 2.99%    $181,942    $106,833
 from 3.00% to 3.99%      56,897      71,310
 from 4.00% to 4.99%      43,394      76,275
 from 5.00% to 6.99%      17,101      48,853
 7.00% and over              460       2,536
                        --------    --------
Total                   $299,794    $305,807
                        ========    ========

         Shown below are the amount and remaining term to maturity for certificates of deposit as of June 30, 2003.

                                                     Amounts maturing in
                        --------------------------------------------------------------------------------
                                           Over six
                                            months          Over one        Over two
                         Six months       through one     year through    years through      Over three
                           or less           year           two years      three years          years
                        ------------     ------------     ------------    -------------     ------------
Interest rates:                                       (Dollars in thousands)
-------------------
 from 0.00% to 2.99%    $     92,502     $     49,925     $     32,814     $      4,011     $      2,690
 from 3.00% to 3.99%           8,532           10,206           21,224            3,989           12,946
 from 4.00% to 4.99%          10,578            7,762           15,015            3,602            6,437
 from 5.00% to 6.99%          11,836            3,703              863              558              141
 7.00% and over                  460               --               --               --               --
                        ------------     ------------     ------------     ------------     ------------
Total                   $    123,908     $     71,596     $     69,916     $     12,160     $     22,214
                        ============     ============     ============     ============     ============

         At June 30, 2003 the total amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $57.0 million. The following table provides information regarding the maturity of these certificates of deposit.

                                                      Amounts maturing in
                        --------------------------------------------------------------------------------
                                          Over three        Over six
                            Three           months           months
                          months or       through six      through one      Over one
                            less            months            year             year             Total
                        ------------     ------------     ------------     ------------     ------------
                                                     (Dollars in thousands)
                        $     16,587     $     11,189     $     10,352     $     18,846     $     56,974


Borrowings.

         We use outside borrowings to supplement our funding needs. We also use borrowings in revenue enhancement programs that allow us to take advantage of arbitrage opportunities when investment returns exceed the cost of borrowings. At June 30, 2003 we had $132.5 million in borrowings outstanding, all of which were from the FHLB of Pittsburgh. Advances from the FHLB of Pittsburgh are secured by our investment in FHLB stock and a portion of our residential mortgage loan portfolio. The FHLB of Pittsburgh provides an array of borrowing programs which include: fixed or variable rate programs; various fixed terms ranging from overnight to 20 years; and other programs that have callable or putable features attached to them. We intend to continue to utilize borrowings in the future as an alternative source of funds.

         The following table sets forth certain information regarding our outside borrowings for the periods indicated.

                                                  At or for the year ended
                                              --------------------------------
                                              June 30, 2003      June 30, 2002
                                              -------------      -------------
                                                    (Dollars in thousands)

FHLB advances:
Average balance outstanding for the period    $     129,633      $      73,830
Maximum outstanding at any month end                139,132            100,800
Balance outstanding at end of the period            132,557             97,824
Average interest rate for the period                   4.57%              5.58%
Interest rate at the end of the period                 3.84%              5.05%


         At June 30, 2003 the maturity of our FHLB advances ranged from July 2003 to May 2013. Certain advances also require monthly payments of principal. At June 30, 2003, $70.5 million of FHLB advances were callable at the option of the FHLB within certain parameters, of which $56.5 million could be called within one year. Of the $70.5 million of FHLB advances that are callable at the discretion of the FHLB, $37.5 million of these advances could be called only if an index exceeded a specific pre-determined rate.

Subsidiaries. Willow Grove Bank, a federally chartered stock savings bank, is the wholly owned subsidiary of Willow Grove Bancorp, Inc. The Bank has two direct subsidiaries, Willow Grove Investment Corporation and Willow Grove Insurance Agency. WGIC is a Delaware corporation formed in 2000 to hold and manage certain securities investments of the Bank. At June 30, 2003, assets under management at WGIC totaled $229.4 million. The Agency, formed in May 2003, is a Pennsylvania limited liability company that conducts fixed rate annuity transactions for the Bank.

Employees. At June 30, 2003, we had 182 full-time employees, and 63 part-time employees. None of our employees are represented by a collective bargaining group, and we believe that our relationship with our employees is good.

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

         In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the second quarter of 2003 was .004% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

         Under the risk-based capital requirement, a savings bank must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one- to four-family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio), which at June 30, 2003, represented 45.4% of the total loans receivable of Willow Grove Bank, are weighted at a 50% risk factor. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. The amount of supplementary capital that can be included is limited to 100% of core capital.

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

          Office of Thrift Supervision regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to Willow Grove Bank's level of ownership, including the assets of includable subsidiaries in which Willow Grove Bank has a minority interest that is not consolidated for generally accepted accounting principles purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2003, Willow Grove Bank had no investments subject to a deduction from tangible capital.

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

         At June 30, 2003, Willow Grove Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 10.2%, 10.2% and 20.8%, respectively.

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

         At June 30, 2003, Willow Grove Bank was in the "well capitalized" category for purposes of the above regulations.

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

         Currently, the portion of the qualified thrift lender test that is based on Section 10(m) of the Home Owners' Loan Act rather than the Internal Revenue Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the Federal Home Loan Bank of Pittsburgh; and direct or indirect obligations of the Federal Deposit Insurance Corporation. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by Fannie Mae or Freddie Mac. Portfolio assets consist of total assets minus the sum of (a) goodwill and other intangible assets, (b) property used by the savings institution to conduct its business, and (c) liquid assets up to 20% of the institution's total assets. At June 30, 2003, approximately 92.4% of the portfolio assets of Willow Grove Bank were qualified thrift investments.

         Federal Home Loan Bank System. Willow Grove Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its board of directors. At June 30, 2003, Willow Grove Bank had $132.5 million of Federal Home Loan Bank advances.

         As a member, Willow Grove Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the members' aggregate amount of outstanding advances and 0.7% of the members' unused borrowing capacity. At June 30, 2003, Willow Grove Bank had $9.3 million in stock of the Federal Home Loan Bank of Pittsburgh, which was in compliance with this requirement.

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

         Federal Reserve System. Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2003, Willow Grove Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

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

Federal Securities Law

         Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended, and under Office of Thrift Supervision regulations, and generally may not be deregistered for at least three years after the April 2002 Reorganization. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended.

Sarbanes-Oxley Act of 2002

         On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

         The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC) and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Sarbanes-Oxley Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the

Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

         Bad Debt Reserves. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, savings associations must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of the Bank's reserve subject to recapture as of June 30, 2003 is approximately $400,000.

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

         At June 30, 2003, the Bank's total federal pre-1988 reserve was approximately $6.2 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

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

         Net Operating Loss Carryovers. We may carry back net operating losses to the three preceding taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning before August 6, 1997. For net operating losses in years beginning after August 5, 1997, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. At June 30, 2003, we had no net operating loss carryforwards for federal income tax purposes.

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

State and Local Taxation

         Pennsylvania Taxation. We are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal 2003 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 0.724% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

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

Item 2.  Properties

         We operate from the following locations:

                                                                                       At June 30, 2003
                                                                                       ----------------
                                        Owned or            Lease
                                         Leased        expiration date       Net book value           Deposits
                                         ------        ---------------       --------------           --------
                                                                                    (Dollars in thousands)
Executive office:
-----------------
Welsh and Norristown Roads (1)            Owned              n/a                  $1,740                 $131,710
Maple Glen, PA 19002-8030

Operations center:                       Leased         December 2008                 63                      n/a
------------------
101 Witmer Road (2)
Horsham, PA 19044-2200

Branch offices:
---------------
1555 W. Street Road                      Leased         January 2006                 n/m                   48,279
Warminster, PA 18974-3103

1141 Ivyland Road                        Leased           June 2004                   10                   23,979
Warminster, PA 18974-2048

9 Easton Road (3)                         Owned              n/a                   1,039                  120,358
Willow Grove, PA 19090-0905

701 Twining Road                          Owned              n/a                     750                   59,976
Dresher, PA 19025-1894

761 Huntingdon Pike                       Owned              n/a                     318                   51,160
Huntingdon Valley, PA 19006-8399

2 N. York Road                           Leased           May 2007                   n/m                   32,525
Hatboro, PA 19040-3201

1331 Easton Road                         Leased         December 2003                 30                   19,898
Roslyn, PA  19001-2426

11730 Bustleton Avenue                   Leased         February 2004                 20                   38,937
Philadelphia, PA 19116-2516

122 N. Main Street                       Leased         February 2010                 84                   12,000
North Wales, PA 19454-3115

8200 Castor Avenue                       Leased         December 2009                127                   24,006
Philadelphia, PA 19152-2719

735 Davisville Road                      Leased           May 2011                   161                   13,258
Southampton, PA 18966-3276

1452 Buck Road                           Leased          April 2007                  200                    5,514
C-8 Village Shires Center
Holland, PA 18966-2626

9869 Bustleton Ave (4)                   Leased           July 2012                  294                    5,601
Belair Shopping Center
Philadelphia, PA 19115-2611

-------------------------
(1) Includes adjacent nine-acre parcel that could be used for future expansion.
(2) Includes expansion into second unit beginning July 2003.
(3) Includes adjacent parcel of land with an existing structure.
(3) Opened in January 2003.


Item 3.  Legal Proceedings

Brenda DiCicco v. Willow Grove Bank, (United States District Court, Eastern District of Pennsylvania). On October 11, 2002, a lawsuit was filed against Willow Grove Bank by Ms. DiCicco in her individual capacity as president and sole shareholder of ATS Products Corp. ("ATS") alleging eight causes of action related to a line of credit between the Bank and ATS. The complaint has since been amended to add Mr. Marcell and one present and one former employee of the Bank as defendants. The causes of action are: breach of contract, breach of oral contract, fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, conversion and negligence. The plaintiff seeks a multi-million dollar recovery for compensatory damages , punitive damages, attorney fees and costs. ATS previously filed suit against the Bank in the U.S. Bankruptcy Court averring similar causes of action. The Bank is vigorously defending the claims made by the plaintiff in both suits and believes that those claims are without merit.

Irvine Construction Co. v. Sklaroff, et al., (Court of Common Pleas of Montgomery County, Pennsylvania). On September 5, 2003, a lawsuit was filed against Willow Grove Bank and eight additional defendants by Irvine Construction Co., Inc., alleging thirteen causes of action related to an agreement for the construction of an office building. Eleven of such causes of action include the Bank as a defendant and are: breach of contract (two counts), unjust enrichment/equitable restitution (in the alternative), fraud, civil conspiracy (two counts), fraudulent transfer and aiding and abetting fraudulent transfers, constructive trust, abuse of process, and tortious interference with existing contractual relations (two counts). Four counts against the Bank seek damages in excess of $1.0 million, five counts seek damages in excess of $50,000, punitive damages and other relief, and two counts seek constructive relief. The Bank anticipates that it will vigorously defend the claims made by the plaintiff and believes that those claims are without merit .

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




Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market (NASDAQ) under the symbol WGBC. Local newspapers listings include WillowG and WillGrvBcp. At September 22, 2003 there were 2,011 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks. The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for our past two fiscal years. Data prior to April 3, 2002 has been restated to reflect the 2.28019 exchange of shares of the former Willow Grove Bancorp, Inc for shares of the new Willow Grove Bancorp, Inc. stock.

                                       Stock Price
                                       -----------              Cash dividends
                                    High          Low              per share
                                    ----          ---              ---------

Quarter ended:
  June 30, 2003                   $17.05        $14.63               $0.080
  March 31, 2003                   14.89         13.05                0.080
  December 31, 2002                14.00         11.35                0.070
  September 30, 2002               12.15         10.18                0.070

  June 30, 2002                    12.33         10.00                0.060
  March 31, 2002                    9.76          8.29                0.057
  December 31, 2001                 8.48          7.16                0.057
  September 30, 2001                7.67          5.44                0.053

         The information for all equity based and individual compensation arrangements is incorporated by reference from Item 12 hereof.

Item 6. Selected Financial Data

                                                                                   At June 30,
                                                        ------------------------------------------------------------------
                                                           2003          2002          2001           2000          1999
                                                        ---------     ---------     ---------      ---------     ---------
                                                                              (Dollars in thousands)
Total assets                                            $ 845,124     $ 759,806     $ 625,148      $ 560,123     $ 472,039
Cash and cash equivalents                                  98,040        31,986        22,209         14,681         4,889
Securities held to maturity                                17,320        13,973            --             --            --
Securities available for sale                             291,885       254,687       130,358         70,577        80,055
Loans held for sale                                         5,293         1,574         2,644         35,753            --
Loans receivable, net                                     413,799       443,855       454,199        424,940       374,584
Deposits                                                  586,643       529,752       497,030        452,857       390,681
Borrowings                                                132,557        97,824        59,885         37,517        14,986
Total stockholders' equity                                117,130       124,369        60,357         60,643        58,442

                                                                             For the year ended June 30,
                                                           2003          2002          2001           2000         1999
                                                        ---------     ---------     ---------      ---------     ---------
                                                                   (Dollars in thousands, except per share data)
Interest income                                         $  46,445     $  44,818     $  44,285      $  38,893     $  32,015
Interest expense                                           18,746        21,463        24,216         19,369        16,164
Net interest income                                        27,699        23,355        20,069         19,524        15,851
Provision for loan losses                                   1,034         1,212         7,856            706           531
Net interest income after provision for loan losses        26,665        22,143        12,213         18,818        15,320
Non-interest income                                         3,492         2,461         1,787          1,102         1,009
Non-interest expense                                       19,058        16,319        13,875         12,076        10,652
Income before income taxes                                 11,099         8,285           125          7,844         5,677
Income tax expense (benefit)                                3,610         2,734           (32)         3,001         2,044
Net income                                                  7,489         5,551           157          4,843         3,633

Earnings per share - diluted                (1) (2)         $0.71         $0.52         $0.01          $0.43         $0.20
Earnings per share - basic                  (1) (2)          0.75          0.53          0.01           0.43          0.20
Cash dividends declared per share               (1)          0.30          0.24          0.19           0.16          0.04
Dividend payout ratio                   (2) (3) (4)         45.02%        45.22%         n/m           36.68%        11.34%

-------------------------

(1) Data prior to April 3, 2002 has been adjusted for the 2.28019 exchange ratio in connection with the April 3, 2002 Reorganization and subscription offering.
(2) Earnings per share data prior to January 1, 1999 is not applicable.
(3) Data for June 30, 2001 is not meaningful.
(4) For the fiscal years 2002, 2001, 2000 and 1999 includes dividends waived by the Mutual Holding Company of $1.1 million, $1.2 million, $1.0 million and $225,000, respectively.

                                                                         At or for the year ended June 30,
                                                        ------------------------------------------------------------------
                                                           2003          2002          2001           2000         1999
                                                        ---------     ---------     ---------      ---------     ---------
Return on average assets                                     0.93%         0.82%         0.03%          0.93%         0.84%
Return on average equity                                     6.10          7.53          0.25           8.09          7.63
Average interest-earning assets to
Average interest-bearing liabilities                       127.06        121.77        120.93         121.64        120.64
Interest rate spread                                 (5)     2.91          2.89          2.59           3.00          2.97
Interest rate margin                                 (6)     3.55          3.61          3.46           3.83          3.76
Non-performing assets to total assets                (7)     0.48          0.76          0.83          22.00          0.23
Allowance for loan losses to:
         Non-performing loans                              143.88         81.57         83.25         310.91        293.82
         Total loans less deferred fees                      1.27          1.03          0.94           0.91          0.83
Average stockholders'equity to average assets               15.19         10.89         10.64          11.87         11.02
Tangible stockholders' equity to end of period assets       13.52         16.23          9.45          10.55         11.97
Total capital to risk-weighted assets                (8)    19.61         20.40         14.99          15.71         18.10

-------------------------

(5) The weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.
(6) This represents net interest income as a percentage of average interest-earning assets.
(7) Non-performing assets equal non-accrual loans, troubled debt restructurings plus accruing loans 90 or more days past due and real estate owned.
(8) Bank only.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion is intended to assist in understanding our financial condition, and the results of operations for Willow Grove Bancorp, Inc., (the "Company") and its subsidiary Willow Grove Bank, (the "Bank") for the fiscal years ended June 30, 2003, 2002 and 2001. The information in this section should be read in conjunction with the Company's financial statements and the accompanying notes included elsewhere herein.

General

         Our net income is primarily based upon our net interest income, which is the difference between the income earned on interest-earning assets and the interest paid on interest-bearing liabilities and the relative amount of our interest-earning assets to interest-earning liabilities. Non-interest income and expenses, the provision for loan losses and income tax expense also affect our results of operations.

Critical Accounting Policies

         The following discussion and analysis of our financial condition and results of operations is based upon consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

         In management's opinion, the most critical accounting policies affecting our consolidated financial statements are:

              1. Evaluation of the allowance for loan losses. The determination of the allowance for loan losses involves significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the amount of net income we recognize from period to period. For a description of the methods we use to determine our allowance for loan losses, see "Results of Operations - Provision for Loan Losses."

              2. Accrual and recognition of interest on loans. These policies involve significant judgments and assumptions by management which may have a significant impact on the amount of interest income recognized from period to period. For a description of our policies for recognizing interest income on loans, see
                  Note 1 (Summary of Significant Accounting Policies) of our consolidated financial statements at and for the fiscal year ended June 30, 2003.

              3. Realization of deferred income tax items. We include in our other assets a "net deferred tax asset" which is an estimate of net deferred tax assets and deferred tax liabilities. These estimates involve significant judgments and assumptions by management which may have a material effect on the carrying value of this asset for financial reporting purposes. For a more detailed description of these items and estimates, see
                  Note 8 (Income Taxes) to our audited consolidated financial statements at and for the fiscal year ended June 30, 2003.

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

Changes in Financial Condition

     General. Our total assets increased by $85.3 million, or 11.2%, to $845.1 million at June 30, 2003 compared to $759.8 million at June 30, 2002. This increase was primarily due to increases in cash and cash equivalents of $66.0 million, and securities available for sale ($37.2 million) and held to maturity ($3.3 million). These increases were partially offset by a $30.1 million decrease in net loans receivable. The increase in total assets during the fiscal year ended June 30, 2003 was funded by a $56.9 million increase in deposits and a $34.7 million increase in borrowings from the Federal Home Loan Bank ("FHLB") of Pittsburgh.

     Cash and Cash Equivalents. Cash and cash equivalents, which consist of cash on hand and in other banks in interest-earning and non-interest earning accounts, amounted to $98.0 million and $32.0 million at June 30, 2003 and 2002, respectively. The increase in cash and cash equivalents of $66.0 million or 206.5% was a result of the combination of increased loan prepayments associated with the continuing low interest rate environment as well as proceeds received from the sale of recently securitized single family residential mortgage loans and from the liquidation of our education loan portfolio. In the quarter ended June 30, 2003, the Company securitized and sold $30.7 million of single-family residential mortgage loans at a gain of $680,000. The loans securitized were on the Company's books at a premium and management believed that they had an increased likelihood of prepayment. As a part of its asset/liability management strategy, the Company used a portion of the proceeds from this sale of securities to repay $17.0 million of FHLB advances which had a weighted average interest rate of 5.29% and an average remaining term of 2.4 years. The Company also paid $1.4 million of prepayment penalties to the FHLB as part of this transaction which reduced its non-interest income in fiscal 2003. In addition, during the fiscal year ended June 30, 2003, the Company sold its $7.7 million portfolio of education loans at a gain of $440,000. The sale of the Company's education loan portfolio was due to its determination that the returns of such portfolio, which had an average interest yield of 3.6 %, were not sufficient in light of the administrative costs involved as well as the relatively limited growth in this sector of the Company's total loan portfolio. Cash and cash equivalents are available as a source of funds for originations of new loans and purchases of additional securities investments.

     Securities Available for Sale. At June 30, 2003, we had securities that were classified available for sale ("AFS") totaling $291.9 million, compared to $254.7 million in AFS securities at June 30, 2002. The Company's AFS securities are comprised primarily of mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae, as well as US government agency securities, stock in the FHLB and certain equity securities. The increase in available for sale securities was part of the Company's investment strategy to increase its securities portfolio in light of relatively limited demand for originations of new loans at rates deemed acceptable to the Company. Securities classified as AFS are accounted for at fair value with unrealized gains and losses, net of tax, reflected as an adjustment to equity. Primarily as a result of interest rates remaining relatively the same, at June 30, 2003, we had unrealized gains on AFS securities of $3.0 million compared to unrealized gains on AFS securities of $3.0 million at June 30, 2002.

     Securities Held to Maturity. At June 30, 2003, we had securities that were classified held to maturity totaling $17.3 million, compared to $14.0 million in held to maturity securities at June 30, 2002. Our held to maturity securities at June 30, 2003 and June 30, 2002 were comprised solely of municipal bonds. The increase in held to maturity securities was part of the Company's investment strategy to increase its municipal bond portfolio due to the tax advantages of municipal bonds. In January 2002 we changed the classification on our municipal bond portfolio from available for sale to held to maturity based upon our intention and our ability to hold these securities until their maturity. Held to maturity securities are carried at amortized cost, and assets transferred from available for sale to held to maturity are transferred at fair value.

     Loans. Our net loan portfolio declined to $413.8 million at June 30, 2003 from $443.9 million at June 30, 2002. During the fiscal year ended June 30, 2003, new loan originations and purchases of $237.1 million were offset by loan repayments of $222.7 million and loan securitizations and sales of $43.5 million. This decrease in our net portfolio of $30.1 million, or 6.8%, was due primarily to a decline in our single-family residential mortgage loan portfolio. Our single-family residential mortgage loans amounted to $131.8 million, or 31.4% of our total loan portfolio, at June 30, 2003 compared to $181.5 million, or 40.4% of the total loan portfolio, at June 30, 2002. The $49.7 million, or 27.4%, decline in our single-family residential mortgage loans is primarily the result of the continuing low interest rate environment and accelerated prepayment levels as our customers refinanced their mortgage loans. The decrease in our single-family residential mortgage loans occurred despite new originations and purchases of $91.9 million of single-family residential mortgage loans in the year ended June 30, 2003. Other significant changes in the types of loans in our portfolio during the year ended June 30, 2003 were: an increase of $21.6 million (16.1%) in commercial real estate and multi-family residential mortgage loans; an increase of $6.9 million (23.5%) in construction mortgage loans; an increase of $1.5 million (7.8%) in commercial business loans; a $7.8 million (77.0%) decrease in consumer loans primarily related to the sale of $7.7 million of our education loan portfolio; and a $2.0 million (2.7%) decrease in home equity loans. As of June 30, 2003, our single-family residential mortgage loans and home equity loans amounted to an aggregate of 48.8% of our total loans. In recent years we have increased our emphasis on commercial real estate and construction loans. Commercial real estate and multi-family residential loans amounted to 37.1% of loans, while construction loans amounted to 8.6% of the total loans at June 30, 2003. Commercial real estate and multi-family residential loans and construction loans generally have higher yields and shorter terms to maturity and/or repricing compared to single-family residential mortgage loans. However, commercial real estate and construction loans generally are considered to involve a higher degree of risk of loss compared to single-family residential mortgage loans. Our allowance for loan losses amounted to $5.3 million at June 30, 2003 representing a net increase of $686,000 (14.8%) from the allowance of $4.6 million at June 30, 2002.

     Loans Held for Sale. Mortgage loans originated or purchased with the intention of being sold into the secondary market are classified as held for sale and are carried at the lower of cost or market value with any unrealized loss reflected in the statements of income. At June 30, 2003, $5.3 million of fixed-rate, single-family residential mortgages were classified as held for sale compared to $1.6 million in loans classified as held for sale at June 30, 2002. The increase of $3.7 million is related to increased secondary market activity as a result of the low interest rate environment. Since fiscal 2001, we have become more active in the residential mortgage loan secondary market in an attempt to take advantage of market opportunities and realize gains upon the sale of loans.

     Intangible Assets. At June 30, 2003, the amount of our intangible assets totaled $1.0 million. This compares to $1.1 million at June 30, 2002. Our intangible assets include a core deposit intangible and an unidentified intangible asset, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition which occurred in 1994. The core deposit intangible is being amortized over a 12-year life. At June 30, 2003 the Company had goodwill of $848,000 which is periodically measured for impairment.

     Deposits. Total deposits increased by $56.9 million, or 10.7%, to $586.6 million at June 30, 2003 compared to $529.8 million at June 30, 2002. At June 30, 2003, checking accounts totaled $121.1 million, representing an increase of $18.1 million or 17.6% compared to the balance of checking accounts at June 30, 2002 of $102.9 million. Savings accounts increased approximately $13.2 million, or 18.1% to $86.4 million at June 30, 2003 compared to $73.2 million at June 30, 2002, and money market accounts increased $31.5 million or 65.9% to $79.3 million at June 30, 2003 compared to $47.8 million at June 30, 2002. At June 30, 2003, certificates of deposit, which comprise the largest component of our deposit portfolio, amounted to $299.8 million or 51.1% of our deposit portfolio, a decrease of $6.0 million from $305.8 million or 57.7% of total deposits at June 30, 2002. We believe the changes in our deposit portfolio are due to our efforts to increase core deposit accounts and balances through targeted marketing as well as many depositor's unwillingness to extend the maturity of their certificate accounts into longer-term certificate of deposit accounts in the current low interest rate environment.

     Federal Home Loan Bank Advances. We use advances from the FHLB of Pittsburgh as an additional source of funds to meet our loan demand, as leverage to fund certain revenue enhancing investment strategies and for other asset/liability management purposes. At June 30, 2003, the total amount of these borrowings outstanding was $132.6 million, which is a $34.7 million or 35.5% increase from the $97.8 million outstanding at June 30, 2002. During the fiscal year ended June 30, 2003 the average balance of FHLB advances was $129.6 million compared to $73.8 million in the year ended June 30, 2002. The maximum amount of borrowings at any month-end in fiscal 2003 was $139.1 million compared to $100.8 million in fiscal 2002. During the year ended June 30, 2003, the Company prepaid $17.0 million in FHLB advances. Of the total amount of borrowings outstanding, $63.1 million and $39.4 million were designated for use to fund revenue enhancement investment strategies at June 30, 2003 and 2002, respectively. Such revenue enhancement strategies consist primarily of using FHLB advances as leverage, that is, the Company obtains advances at a specified interest rate and then reinvests the proceeds into securities yielding a higher interest rate resulting in a net differential or "spread" for the Company which increases net interest income.

     Stockholders' Equity. At June 30, 2003, our total stockholders' equity amounted to $117.1 million or 13.9% of assets compared to $124.4 million or 16.4% of assets at June 30, 2002. This decrease of $7.2 million, or 5.8% was primarily due to the repurchase of 657,000 shares of stock in the open market at an aggregate cost of $10.4 million under the Company's stock buyback program, the purchase of 256,000 shares of Company stock at an aggregate cost of $3.2 million for the Company's 2002 Recognition and Retention Plan ("RRP") Plan which were partially offset by $500,000 in plan amortization, and cash dividend payments of $3.1 million. These decreases were partially offset by net income of $7.5 million for fiscal 2003. Other changes in stockholders' equity for the year ended June 30, 2003 were additional paid-in capital increasing $1.0 million to $83.5 million primarily as a result of director and employee stock option exercises, and a $26,000 change in comprehensive income, which was the result of the change in the unrealized market value of available for sale securities, and a decrease of $461,000 in unallocated shares held by Employee Stock Ownership Plan ("ESOP") primarily as a result of amortization related to the plan which is currently being amortized over 15 years.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

         The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the years ended June 30, 2003, 2002 and 2001. The table also shows the average yields and costs on interest-earning assets and interest-bearing liabilities for each of the fiscal years and at June 30, 2003. Loans receivable include non-accrual loans. To adjust nontaxable securities to a taxable equivalent, a 32.5%, 33.0% and 38.0% effective rate has been used for the fiscal years ending June 30, 2003, 2002, and 2001, respectively. The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a standard practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.


                                       At
                                    June 30,                                  For the Year Ended June 30,
                                      2003                 2003                         2002                         2001
                                     ------  --------------------------------------------------------------------------------------
                                                                   Average                     Average                      Average
                                     Yield/   Average              Yield/   Average            Yield/   Average             Yield/
   (Dollars in thousands)             Cost    Balance    Interest   Cost    Balance   Interest  Cost    Balance    Interest  Cost
------------------------------------ ------   --------   --------  ------   --------  -------- ------   --------   -------- ------
Interest-earning assets:
Loans receivable:
  Real estate loans                    6.85%  $434,800   $ 31,252    7.19%  $419,327   $ 32,682   7.79%  $417,547   $ 33,412   8.00%
  Consumer loans                       8.01     10,291        498    4.84     10,127        535   5.28      9,091        612   6.73
  Commercial business loans            6.39     20,260      1,417    6.99     19,904      1,544   7.76     24,807      2,124   8.56
                                              --------   --------           --------   --------          --------   --------
Total loans                            6.83    465,351     33,167    7.13    449,358     34,761   7.74    451,445     36,148   8.01
Securities - taxable                   4.49    268,923     12,136    4.51    159,983      9,126   5.70    115,005      7,731   6.72
Securities - nontaxable - adjusted     6.70     17,325      1,090    6.29      7,451        507   6.80      2,751        183   6.65
 to a  taxable equivalent yield
Other interest-earning assets          0.96     38,789        378    0.97     35,175        581   1.65     10,275        283   2.75
                                              --------   --------           --------   --------          --------   --------
Total interest-earning assets          5.35    790,388     46,771    5.92    651,967     44,975   6.90    579,476     44,345   7.64
Non-interest-earning assets                     17,764                        13,806                       14,078
                                              --------                      --------                     --------
Total assets                                  $808,152                      $665,773                     $593,554
                                              ========                      ========                     ========

Interest-bearing liabilities:
Deposits:
  NOW and money market accounts        1.00   $104,617   $  1,317    1.26%  $ 80,507   $  1,346   1.67%  $ 62,292   $  1,464   2.35
  Savings accounts                     1.05     78,584        923    1.17     65,272      1,175   1.80     53,472      1,102   2.06
  Certificates of deposit              3.10    306,565     10,569    3.45    313,117     14,810   4.73    300,064     17,806   5.93
                                              --------   --------           --------   --------          --------   --------
Total deposits                         2.22    489,766     12,809    2.62    458,896     17,331   3.78    415,828     20,372   4.90
Total borrowings                       3.84    129,633      5,927    4.57     73,830      4,117   5.58     60,201      3,825   6.35
Total escrows                          0.34      2,674         10    0.37      2,668         15   0.56      3,151         19   0.60
                                              --------   --------           --------   --------          --------   --------
Total interest-bearing liabilities     2.54    622,073     18,746    3.01    535,394     21,463   4.01    479,180     24,216   5.05
Non-interest-bearing liabilities:
  Non-interest checking                         58,703                        52,194                       45,412
  Other                                          4,648                         5,658                        5,750
                                              --------                      --------                     --------
Total liabilities                              685,424                       593,246                      530,342
Total equity                                   122,728                        72,527                       63,212
                                              --------                      --------                     --------
Total liabilities and equity                  $808,152                      $665,773                     $593,554
                                              ========                      ========                     ========

Net interest-earning assets                   $168,315                      $116,573                     $100,296
                                              ========                      ========                     ========

Net interest income                                      $ 28,025                      $ 23,512                     $ 20,129
                                                         ========                      ========                     ========

Net interest rate spread                                             2.91%                        2.89%                        2.59%
                                                                   ======                       ======                       ======
Net interest margin                                                  3.55%                        3.61%                        3.46%
                                                                   ======                       ======                       ======
Ration of average interest-earning
  assets to average interest-bearing
  liabilities                                                      127.06%                      121.77%                      120.93%
                                                                   ======                       ======                       ======

         Although management believes that the above mentioned non-GAAP financial measures enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.


(Dollars in thousands)                                                 For the Year Ended June 30,
                                              -----------------------------------------------------------------------------
                                                        2003                      2002                       2001
                                              -----------------------    -----------------------    -----------------------
                                                            Average                    Average                    Average
                                               Interest    Yield/Cost     Interest    Yield/Cost     Interest    Yield/Cost
                                              ----------   ----------    ----------   ----------    ----------   ----------
Securities - nontaxable ...................   $      764         4.41%   $      350         4.70%   $      123         4.47%
Tax equivalent adjustments ................          326                        157                         60
                                              ----------                 ----------                 ----------
Securities - non taxable to a taxable
    equivalent yield ......................   $    1,090         6.29%   $      507         6.80%   $      183         6.65%
                                              ==========                 ==========                 ==========

Net interest income .......................   $   27,699                 $   23,355                 $   20,069
Tax equivalent adjustment .................          326                        157                         60
                                              ----------                 ----------                 ----------
Net interest income, tax equivalent .......   $   28,025                 $   23,512                 $   20,129
                                              ==========                 ==========                 ==========
Net interest rate spread, no tax adjustment                      2.87%                      2.86%                      2.58%
Net interest margin, no tax adjustment ....                      3.50%                      3.58%                      3.46%


Rate/Volume Analysis

         The following table shows the effect of changing rates and volumes on net interest income for the years ended June 30, 2003 and 2002, compared to the prior fiscal year. Information provided shows the effect on net interest income of (1) rates (changes in rate multiplied times prior volume), (2) volume (changes in volume times prior rate) and (3) rate/volume (changes in rate times change in volume).

                                   Increase (decrease) in net interest income for  Increase (decrease) in net interest income for
                                      the year ended June 30, 2003 compared to        the year ended June 30, 2002 compared to
                                         the year ended June 30, 2002 due to             the year ended June 30, 2001 due to
                                   ----------------------------------------------  ----------------------------------------------
                                                             Rate/     Increase/                              Rate/    Increase/
(Dollars in thousands)                Rate       Volume      Volume   (Decrease)      Rate       Volume      Volume   (Decrease)
---------------------------------  ----------  ----------  ---------  -----------  ----------  ----------  ---------  -----------
Interest-earning assets
Loans receivable
      Real estate mortgage loans    $(2,542)    $ 1,206     $   (94)    $(1,430)    $  (869)    $   142     $    (3)    $  (730)
      Consumer loans                    (45)          9          (1)        (37)       (132)         70         (15)        (77)
      Commercial business loans        (152)         28          (3)       (127)       (200)       (420)         40        (580)
                                    -------     -------     -------     -------     -------     -------     -------     -------
Total loans                          (2,739)      1,243         (98)     (1,594)     (1,201)       (208)         22      (1,387)
Securities                           (1,897)      6,836      (1,346)      3,593      (1,079)      3,313        (455)      1,779
Other interest-earning assets          (238)         60         (25)       (203)       (114)        687        (275)        298
                                    -------     -------     -------     -------     -------     -------     -------     -------
Total net change in income on
   interest-earning assets           (4,874)      8,139      (1,469)      1,796      (2,394)      3,792        (708)        690
                                    -------     -------     -------     -------     -------     -------     -------     -------

Interest-bearing liabilities
Deposits
      NOW and money market             (333)        403        (100)        (30)       (424)        428        (122)       (118)
      Savings accounts                 (408)        240         (84)       (252)       (139)        243         (31)         73
      Certificates of deposit        (4,015)       (310)         84      (4,241)     (3,613)        775        (158)     (2,996)
                                    -------     -------     -------     -------     -------     -------     -------     -------
Total deposits                       (4,756)        333        (100)     (4,523)     (4,176)      1,446        (311)     (3,041)
Borrowings                             (741)      3,112        (560)      1,811        (468)        866        (106)        292
Advance payments for taxes
   and insurance                         (5)         --          --          (5)         (1)         (3)         --          (4)
                                    -------     -------     -------     -------     -------     -------     -------     -------
Total net change in expense on
   interest-bearing liabilities      (5,502)      3,445        (660)     (2,717)     (4,645)      2,309        (417)     (2,753)
                                    -------     -------     -------     -------     -------     -------     -------     -------
Change in net interest income       $   628     $ 4,694     $  (809)    $ 4,513     $ 2,251     $ 1,483     $  (291)    $ 3,443
                                    -------     -------     -------     -------     -------     -------     -------     -------

Results of Operations

     General. Net income for the year ended June 30, 2003 was $7.5 million compared to $5.6 million and $157,000 for the years ended June 30, 2002 and 2001, respectively. Fiscal 2003 net income increased compared to fiscal 2002 primarily due to increased net interest income and non-interest income of $4.3 million and $1.0 million, respectively. These were partially offset by increases in non-interest expense of $2.7 million and income tax expense of $876,000. Provisions for loan losses aggregating $7.9 million, primarily related to two non-performing commercial business loans were the primary reason for the results for fiscal 2001.

     Net Interest Income. Net interest income is determined by our interest rate spread (i.e., the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing liabilities. Our average interest rate spread for the years ended June 30, 2003, 2002 and 2001 was 2.91%, 2.89% and 2.59%, respectively. Our net interest margin (i.e., net interest income expressed as a percentage of average interest-earning assets) was 3.55%, 3.61% and 3.46% for the same three fiscal years. The changes in our interest spread have been due primarily to the fluctuations in market interest rates whereby rates on our interest-earning assets and interest-bearing liabilities changed by different amounts and at different times. In fiscal year 2003, the average cost of our interest-bearing liabilities decreased by 100 basis points from 4.01% during fiscal 2002 to 3.01% during fiscal 2003. This decrease was due primarily to the re-pricing of maturing certificates of deposits at lower rates. Because our certificates of deposit bear a stated interest for a specified term to maturity, there usually is a lagging effect on our cost of funds when market rates of interest change. When interest rates fall, as they have recently, we continue to pay the higher rate on certificates of deposit until their maturity at which time they are re-priced to approximate market conditions at the time of their maturity. During the fiscal year ended June 30, 2003, the average yield on our interest-earning assets declined by 98 basis points from 6.90% during fiscal 2002 to 5.92% during fiscal 2003. Average yields on both loans and securities decreased in fiscal 2003. The similar decline in our average cost of interest-bearing liabilities as compared to the slightly lesser decline in the average yield on our interest-earning assets caused our interest rate spread to increase by two basis point to 2.91% for fiscal 2003 from 2.89% in fiscal 2002. During fiscal 2002 compared to fiscal 2001, the average cost of our interest-bearing liabilities decreased faster than the decline in average yields on our interest-earning assets. This contributed to the increase of our spread from 2.59% in fiscal 2001 to 2.89% in fiscal 2002. Net interest margin for the fiscal year ended June 30, 2003 decreased by six basis points to 3.55% primarily due to the impact of the decline in yield on our interest-earning assets more than offsetting the increase in our ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased by $138.4 million in fiscal 2003 compared to fiscal 2002, and were funded by increases in interest-bearing liabilities of $86.7 million and $55.7 million of non-interest-bearing liabilities and stockholders' equity. In fiscal 2002 compared to fiscal 2001, net interest margin increased 15 basis points, due primarily to increased net interest rate spread and the increase in the ratio of interest-earning assets to interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities was 127.06%, 121.77%, and 120.93% for fiscal years 2003, 2002 and 2001, respectively.

         For the fiscal year ended June 30, 2003, net interest income totaled $27.7 million compared to $23.4 million and $20.1 million in fiscal 2002 and 2001, respectively. The increase in fiscal 2003 compared to fiscal 2002 of $4.3 million or 18.6% was primarily due to increases in the amount of our average interest-earning assets compared to average interest-bearing liabilities and to a lesser degree decreases in rates paid on interest-bearing liabilities. In fiscal year 2002 compared to fiscal 2001, the increase in net interest income of $3.3 million or 16.4%, were primarily due to decreases in costs on average balances of interest-bearing liabilities greater than the decline in yields on average balances of interest-earning assets.

     Interest Income. Interest income includes the interest earned on our various loans and securities, as well as yield adjustments for the premiums, discounts and deferred fees or costs recorded in connection with the acquisition of these assets. Our total interest income for the year ended June 30, 2003 was $46.4 million compared to $44.8 million and $44.3 million for fiscal 2002 and 2001, respectively.

         The increase in interest income in fiscal 2003 compared to 2002 was $1.6 million, or 3.6%. This increase was primarily due to an increase of $108.9 million in the average balance of securities, which was partially offset by declining average yields on all of our interest-earning assets. During the year ended June 30, 2003 compared to the year ended June 30, 2002, the average balance of our loans receivable increased by $16.0 million. For fiscal 2003, the yield on average interest-earning assets dropped 98 basis points to 5.92% from 6.90% in fiscal 2002. The major factors for this decline were the decrease in the average yield on loans, which decreased 61 basis points from 7.74% to 7.13%, and the increase in the average balance of securities outstanding together with a decline in the average yield earned on securities from 5.70% to 4.51%. These yield declines were the result of the current interest rate environment, which has accelerated loan repayments which have been reinvested in lower yielding assets.

         The increase in interest income in fiscal 2002 compared to 2001 was $533,000, or 1.2%. This increase was primarily due to an increase of $49.7 million in the average balance of securities, which was partially offset by declining average yields on all our interest earning assets.

     Interest Expense. Interest expense consists of the interest paid to our depositors on their interest-bearing deposit accounts with us, and to a lesser extent, interest paid on funds borrowed from the FHLB and certain escrow accounts. For the fiscal year ended June 30, 2003, our total interest expense was $18.7 million compared to $21.5 million and $24.2 million, for the fiscal years ended June 30, 2002 and 2001, respectively.

         For the fiscal year ended June 30, 2003, interest expense decreased by $2.8 million, or 12.7% compared to the fiscal year ended June 30, 2002. This decrease was due to a $4.5 million decrease in interest paid on deposits primarily attributed to lower rates paid on our deposit accounts and a reduction in certificates of deposit as a percent of the total deposit portfolio, which was partially offset by a $1.8 million increase in interest expense on borrowed money due mostly to larger average balances of borrowings outstanding during the fiscal year. Compared to fiscal 2002, our average cost of deposits in fiscal 2003 decreased by 116 basis points from 3.78% to 2.62% while the average balance of interest-bearing deposits increased by $30.9 million from $458.9 million to $489.8 million. The average balance of borrowings outstanding during fiscal 2003 was $129.6 million compared to $73.8 million in fiscal 2002. The average cost of these borrowings for fiscal 2003 was 4.57% compared to 5.58% during fiscal 2002. The primary reason for the $2.7 million, or 11.4%, decrease in interest expense for the year ended June 30, 2002 compared to fiscal 2001, was due to a $3.0 million decrease in interest paid on deposit accounts which was partially offset by a $292,000 increase in interest expense on borrowed money. Our average cost of deposits declined 112 basis points to 3.78% during fiscal 2002 compared to 4.90% during fiscal 2001.

         During fiscal year 2003, the average balance of our certificates of deposit ("CDs") decreased $6.6 million to $306.6 million, a 2.1% decrease compared to fiscal 2002. At June 30, 2003 and June 30, 2002, CDs made up 51.1% and 57.7%, respectively, of our total deposits. The average balance on our core deposit categories (interest and non-interest checking, savings and money market accounts) increased $43.9 million (22.2%) to $241.9 million during fiscal 2003 compared to an average balance of $198.0 million during fiscal 2002. Interest rates on core deposits are typically significantly less than rates paid on CDs. We believe that increasing our core deposits as a percentage of total deposits should decrease our weighted average cost of funds in a stable interest rate environment.

     Provision for Loan Losses. We establish provisions for loan losses, which are charges to our operating results, in order to maintain our total allowance for losses at a level that we deem adequate to absorb known and unknown losses which are both probable and can be reasonably estimated. Our determination of the adequacy of the allowance is based upon the Company's regular review of credit quality and is based upon, but not limited to, the following factors: an evaluation of our loan portfolio, loss experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. The amount of our allowance for loan loss is only an estimate and actual losses may vary from these estimates. We assess our allowance for loan loss at least quarterly and make any necessary adjustment to maintain our allowance for loss at a level deemed adequate. For the years ended June 30, 2003, 2002 and 2001, our provisions for loan losses were $1.0 million, $1.2 million and $7.9 million, respectively. In fiscal 2003, we charged-off a total of $391,000 of loans, consisting of $103,000 in commercial business loans, $284,000 in mortgage loans, and $4,000 in consumer loans.

         At June 30, 2003, the amount of our allowance for loan losses was $5.3 million compared to $4.6 million at June 30, 2002. We believe that the allowance for loan losses at June 30, 2003 was appropriate given, among other things, the continuing growth of certain sectors of our loan portfolio and the inherent credit risk associated with our loan portfolio diversification into other than single-family residential loans. The percentage of the allowance for losses to loans increased to 1.27% at June 30, 2003 compared to 1.03% at June 30, 2002 and 0.94% at June 30, 2001.

         We believe, to the best of our knowledge, that at such date the allowance for loan loss was adequate at June 30, 2003 and represents all known and inherent loses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company's non-performing loans in the remainder of the Company's loan portfolio. Regulatory agencies, in the course of their regular examinations, review the allowance for loss and carrying value of non-performing assets. No assurance can be given that these agencies might not require changes to the allowance for losses in the future. Subsequent to June 30, 2003, the Company became aware that one of its largest commercial business credits became delinquent. This credit relationship consisted of two loans with an outstanding balances aggregating $953,000 as of August 31, 2003 and was 123 days delinquent. The Company is carefully monitoring these loans and understands that the borrower is experiencing financial difficulties. Management believes that certain additional provisions to loan losses may be necessary in the quarter ending September 30, 2003 due to these loans.

     Non-Interest Income. Non-interest income is comprised of account service fees and charges, loan servicing fees, realized gains and losses on assets available or held for sale and increases in the cash surrender value of bank owned life insurance ("BOLI"). During fiscal 2003 the Company also recognized a loss on the disposition of borrowings which reduced its non-interest income. Total non-interest income for the years ended June 30, 2003, 2002, and 2001 was $3.5 million, $2.5 million and $1.8 million, respectively. The increase in non-interest income of $1.0 million or 41.9% for fiscal 2003 compared to fiscal 2002, was due primarily to realized gains on loans held for sale and securities available for sale and an increase in service fees and charges. Gains on sales of loans were $1.2 million in fiscal 2003 compared to $519,000 in fiscal 2002 while gains on available for sale securities were $1.7 million in fiscal 2003 compared to $310,000 in fiscal 2002. These increases were the result of our continuing efforts to sell a portion of the fixed-rate single-family loans we originate and re-positioning our securities portfolio in our efforts to meet our asset/liability management strategies. Other asset/ liability strategies incorporated during the fiscal year ended 2003 included the Company incurring costs of $1.4 million in penalties associated with the prepayment of $17.0 million in longer term FHLB advances averaging 5.29% with the intent of benefiting future periods. We had no such penalties in the prior year periods. During fiscal year 2002, we realized gains on sales of investments amounting to $437,000, but this was negatively impacted by a $93,000 adjustment on equity investments in accordance with SFAS 115 whereby unrealized losses deemed to be other than temporary are recorded as a realized loss. For the year ended June 30, 2003, non-interest income included $63,000 in increased cash surrender value of BOLI. The Company invested $5.0 million in BOLI in March 2003. BOLI is a bank owned life insurance policy on the selected group of employees which is used to help defray employee benefit costs. BOLI is recorded on the consolidated Statement of Financial Condition at its cash value and changes in the cash surrender value are recorded in non-interest income. BOLI income is tax-exempt.

     Non-Interest Expense. The primary components of non-interest expense are compensation and employee benefits, occupancy and equipment expenses, data processing costs, deposit account services and a variety of other expenses. For the years ended June 30, 2003, 2002, and 2001, non-interest expense totaled $19.1 million, $16.3 million and $13.9 million, respectively. The primary reason for the increase in non-interest expenses in fiscal 2003 was due to a $2.4 million increase in compensation and employee benefits.

         Compensation and benefits expenses totaled $11.9 million, $9.5 million and $8.0 million, respectively, for the fiscal years ended June 30, 2003, 2002, and 2001. Some of the factors affecting the increase in compensation and benefits include our continued efforts in opening new branches, increased costs to expand and support our lending function and costs of stock benefit plans that have increased due to the appreciation of our stock value and the full year impact of additional allocated shares in both the Employee Stock Option Plan ("ESOP") and the Recognition and Retention Plan ("RRP"). As part of the April 2002 Reorganization, 513,000 shares of our common stock were acquired by the 2002 ESOP trust and the related expense is being recognized over a 15-year period. ESOP associated benefit expense is based upon the market value of our stock at the time shares are released over the 15-year term. Due to the increased number of shares in the ESOP as well as increases in the market value of our common stock during fiscal 2003, our ESOP expense was $824,000 for June 30, 2003, compared to $338,000 and $138,000 for the years ended June 30, 2002 and 2001, respectively. During fiscal 2003, 236,468 shares were released from the 2002 RRP trust. Expenses relating to RRP grants were $500,000, $162,000 and $162,000 for fiscal years 2003, 2002 and 2001, respectively. In January 2003, we opened our fourteenth branch office in Philadelphia, Pennsylvania and we incurred full year expenses of $323,000 for our Holland branch office which we opened in April 2002. At June 30, 2003, we had 245 full and part-time employees compared to 238 at June 30, 2002.

         Occupancy and furniture and equipment expenses were $2.5 million, $2.2 million and $1.8 million for the fiscal years ended June 30, 2003, 2002, and 2001, respectively. The $324,000 increase in fiscal 2003 compared to fiscal 2002 was primarily due to our branch expansion. Advertising expenses for fiscal 2003, 2002 and 2001 were $560,000, $567,000 and $404,000, respectively.

         For the fiscal years ended June 30, 2003, 2002, and 2001, amortization of intangible assets was $104,000, $138,000 and $276,000, respectively; data processing expenses were $705,000, $666,000, and $563,000, respectively, deposit account service expenses were $822,000, $789,000, and $675,000, respectively, and professional fees were $456,000, $650,000 and $576,000, respectively. For the fiscal years ended June 30, 2003, 2002, and 2001, other expenses, which include miscellaneous operating items, were $1.8 million, $1.6 million and $1.4 million, respectively. Other expenses increased primarily due to our growth and diversification efforts.

     Income Tax Provision/(Benefit). Expense for income taxes amounted to $3.6 million for the year ended June 30, 2003. This compares to a tax expense of $2.7 million, and tax benefit of $32,000 for the years ended June 30, 2001 and 2000, respectively. A significant reduction in pre-tax income caused by the large provisions for loan losses that were made in fiscal 2001 was the primary reason for the variances in our provision for income tax during that year. The effective tax rates for fiscal 2003, 2002 and 2001 were 32.53%, 33.00% and (26.00)%, respectively.

Liquidity and Commitments

         Our primary sources of funds are from deposits, amortization of loans, loan and securities prepayments and repayments, interest income from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. We have also utilized outside borrowings, primarily from the FHLB of Pittsburgh as an additional funding source.

         We use our liquidity resources to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2003, we had outstanding approved loan commitments totaling $29.0 million and certificates of deposit maturing within the next twelve months amounting to $195.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be reinvested in the Bank.

         Due to the interest rate environment during the year ended June 30, 2003, we experienced increases in the amount of prepayments of loans and mortgage-backed securities as borrowers repaid higher rate loans and refinanced those loans at lower rates. We also experienced an increase in the amount of bonds with call provisions having those call provisions exercised by the issuer so that they could take advantage of a lower borrowing cost. These accelerated repayments have increased our liquidity.

         We recently have also increased our use of borrowings from the FHLB of Pittsburgh as a cost effective means to obtain funds at varying maturities to implement some of our asset/liability strategies. Our outstanding borrowings from the FHLB of Pittsburgh have increased to $132.6 million at June 30, 2003 compared to $97.8 million at June 30, 2002. Under terms of our borrowing agreement with the FHLB of Pittsburgh, we pledge certain residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for these advances. At June 30, 2003, we had $290.6 million in additional borrowing capacity available from the FHLB of Pittsburgh.

         We have not used, and currently are not intending to use, any significant off-balance sheet financing arrangement for liquidity or other purposes. Our financial assets with off-balance sheet risk are limited to our obligations to fund loans to borrowers pursuant to existing loan commitments. Additionally, we have not had any transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could affect our liquidity or capital resources, nor do we, or currently intend to, engage in trading commodity contracts.

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

         The following gap table shows the amount as of June 30, 2003 of assets and liabilities projected to mature or re-price within various time periods. This table includes certain assumptions we have made that affect the rate at which loans will prepay and the duration of core deposits. Changes in interest rates may affect these assumptions which would impact our gap position.

                                            0 to 3       3 to 12         1 to 3        3 to 5         over 5
                                            months        months          years         years         years         Total
                                          ---------     ---------      ---------      ---------     ---------     ---------
                                                                        (Dollars in thousands)
Interest-earning deposits                 $  86,956     $      --      $      --      $      --     $      --     $  86,956
Securities                                   40,287        62,894         94,497         87,271        24,255       309,205
Fixed-rate loans                              5,802        19,548         49,371         51,212        99,041       224,974
Adjustable rate loans                        27,316        50,322         47,330         57,387        17,739       200,094
                                          ---------     ---------      ---------      ---------     ---------     ---------
   Total interest-earning assets            160,361       132,764        191,198        195,870       141,036       821,229
                                          ---------     ---------      ---------      ---------     ---------     ---------

Certificates of deposit                   $  52,249     $ 143,255      $  82,075      $  16,644     $   5,571     $ 299,794
Other interest-bearing deposits              10,631        32,055         86,685         87,897            --       217,268
FHLB advances                                 6,155        18,822         52,917         54,663            --       132,557
                                          ---------     ---------      ---------      ---------     ---------     ---------
   Total interest-bearing liabilities        69,034       194,132        221,677        159,205         5,571       649,619
                                          ---------     ---------      ---------      ---------     ---------     ---------

Excess (deficiency) of
interest-earning assets over
interest-bearing liabilities              $  91,326     $ (61,368)     $ (30,479)     $  36,666     $ 135,465     $ 171,610

Cumulative excess (deficiency) of
interest-earning assets over
interest-bearing liabilities              $  91,326     $  29,959      $    (520)     $  36,145     $ 171,610     $ 343,221

Cumulative excess (deficiency) of
interest-earning assets to
interest-bearing liabilities as a
percent of total assets                       10.81%         3.54%         -0.06%          4.28%        20.31%        40.61%

Ratio of interest-earning assets to
interest-bearing liabilities                 232.29%        68.39%         86.25%        123.03%      2531.72%       126.42%

Cumulative ratio of interest-earning
assets to interest-bearing liabilities       232.29%       111.38%         99.89%        105.61%       126.42%

         At June 30, 2003, the ratio of the cumulative interest-earning assets maturing or re-pricing in one-year or less to interest-bearing liabilities maturing or re-pricing in one-year or less is 111.38%, which results in a cumulative one-year gap to total assets ratio of 3.54%.

         We have adopted asset/liability management policies designed to quantify the interest rate risk caused by mismatches in the maturities and re-pricing of our interest-earning assets and interest-bearing liabilities. These interest rate risk and asset/liability management actions are taken under the guidance of the Asset/Liability Management Committee ("ALCO"). The ALCO's purpose is to communicate, coordinate and control asset/liability management consistent with our business plan and Board approved policies. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The ALCO meets at least quarterly and monitors the volume and mix of assets and funding sources taking into account the relative costs and spreads, the interest rate sensitivity gap and liquidity needs. The ALCO also reviews economic conditions and interest rate projections, current and projected liquidity needs and capital positions, anticipated changes in the mix of assets and liabilities, and interest rate exposure limits versus current projections pursuant to gap analysis and interest income simulations. At each meeting, the ALCO recommends changes in strategy as appropriate. Interest rate risk issues are also discussed by the Board of Directors on a regular basis. Management meets weekly to monitor progress in achieving asset/liability targets approved by the Board, particularly the type and rate on asset generation and sources of funding.

         In order to manage our assets and liabilities and improve our interest rate risk position, emphasis has been placed on the origination of assets with shorter maturities or adjustable rates such as commercial and multi-family real estate loans, construction loans, home equity loans and to a lesser extent commercial business loans. At the same time, other actions include attempts to increase our core deposits and the use of FHLB advances as additional sources of funds. We also classify a portion of the longer-term fixed rate loans we originate as held for sale. During the years ended June 30, 2003 and 2002, we sold long-term, generally 30 year, fixed rate single-family residential mortgage loans totaling $74.8 million and $77.8 million, respectively.

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

         Presented below, as of June 30, 2003 and 2002, is an analysis of the interest rate risk position as measured by NPV and sensitivity based upon various rate scenarios. These values have been obtained from data submitted by the Bank to the OTS. The OTS performs scenario analysis to estimate current or base case economic value and estimates NPV that would result from instantaneous, parallel shifts of the yields on various financial instruments of plus and minus 100, 200 and 300 basis points. The model does not value new business activities. It only provides an estimate of economic value at a point in time and the economic value of the same portfolio under the above referenced interest rate scenarios.

                     Estimated change in NPV and Sensitivity
                                At June 30, 2003

                                                          Net Portfolio Value
                                              ---------------------------------------------
                                                 Amount of       Percent of        To
                                                   change          change        assets     Sensitivity
                                                   ------          ------        ------     -----------
                                              (in thousands)
Hypothetical change in interest rates
    up 300 basis points                            $(25,510)        (25)%         9.40%       (257)bp
    up 200 basis points                             (16,491)        (16)         10.33        (164)
    up 100 basis points                              (8,163)         (8)         11.17         (80)
    no change - base case                                --          --          11.97          --
    down 100 basis points                             4,774           5          12.42          45
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

                     Estimated change in NPV and Sensitivity
                                At June 30, 2002

                                                          Net Portfolio Value
                                              ---------------------------------------------
                                                 Amount of       Percent of        To
                                                   change          change        assets     Sensitivity
                                                   ------          ------        ------     -----------
                                              (in thousands)
Hypothetical change in interest rates
    up 300 basis points                            $(48,118)        (45)%         8.12%       (556)bp
    up 200 basis points                             (32,180)        (30)         10.05        (362)
    up 100 basis points                             (15,623)        (15)         11.96        (172)
    no change - base case                                --          --          13.68          --
    down 100 basis points                             9,613           9          14.68         100
    down 200 basis points                               n/a         n/a            n/a         n/a
    down 300 basis points                               n/a         n/a            n/a         n/a

         The Bank's sensitivity in the plus 200 basis point rate scenario improved from negative 362 basis points at June 30, 2002 to negative 164 points at June 30, 2003. The primary reasons for this improvement were increases in the estimates of prepayments due to the general level of interest rates which shortened the projected lives of mortgage-related assets and also higher levels of cash and short-term investments.

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

Effective September 30, 2002 the Company adopted Statement No. 147 with retroactive application effective June 30, 2001. With the adoption of Statement No. 147 an adjustment to fiscal 2002 statements is included to eliminate the accumulated amortization associated with the retroactive adjustment. The results of this adjustment was an increase in income, for an average of $23,000, net of taxes, for each quarter and $92,000, net of taxes, for fiscal year ended June 30, 2002. The Company continues to conduct periodic impairment assessment of its goodwill. At June 30, 2003 the Company determined that its goodwill of $848,000 was not impaired and, correspondingly, no adjustment to earnings was required.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FASB Interpretation No. 45)


Requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. Effective for financial statements ending March 31, 2003 and thereafter. The provisions of this Statement had no expected impact on earnings, financial condition or stockholders' equity.


Consolidation of Variable Interest Entities- an interpretation of ARB No. 51 (FASB Interpretation No. 46)


Clarifies the application of ARB No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. Applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. Applies to nonpublic enterprises as of the end of the applicable annual period. Requires that an enterprise review its degree of involvement in a variable interest entity to determine of it is the primary beneficiary of that entity. The provisions of this Statement have no expected impact on earnings, financial condition or stockholders' equity.


Stock-Based Compensation

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. This Statement announces that "in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation." The provisions of this Statement have no expected impact on earnings, financial condition or stockholders' equity.


Amendments of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. This Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. This Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. This Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this Statement have no expected impact on earnings, financial condition or stockholders' equity.


Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The provisions of this Statement have no expected impact on earnings, financial condition or stockholders' equity.






Selected Quarterly Financial Data

         The following table presents selected quarterly operating data for the fiscal years ended June 30, 2003 and 2002. Per share data for periods prior to April 3, 2002 have been adjusted to reflect the effect of the exchange of
2.28019 shares of the former Willow Grove Bancorp, Inc. common stock for each share of our common stock as a result of the April 2002 Reorganization.

(Unaudited)                                   For the quarter ended
                                    6/30/03     3/31/03    12/31/02     9/30/02
                                   --------    --------    --------    --------
                                   (Dollars in thousands, except per share data)

Total interest income              $ 10,674    $ 11,484    $ 12,034    $ 12,253
Total interest expense                4,366       4,524       4,783       5,073
Net interest income                   6,308       6,960       7,251       7,180
Provision for loan losses               172         110         422         330
Total non-interest income             1,530         817         650         495
Total non-interest expense            5,047       4,787       4,632       4,592
Income tax expense                      806         943         933         928
Net income                         $  1,813    $  1,937    $  1,914    $  1,825
Earnings per share
    Basic                          $   0.18    $   0.19    $   0.19    $   0.17
    Diluted                        $   0.17    $   0.18    $   0.18    $   0.17

                                              For the quarter ended
                                    6/30/02     3/31/02    12/31/01     9/30/01
                                   --------    --------    --------    --------
                                   (Dollars in thousands, except per share data)


Total interest income              $ 11,637    $ 10,649    $ 11,014    $ 11,518
Total interest expense                4.980       4,913       5,536       6,034
Net interest income                   6,657       5,736       5,478       5,484
Provision for loan losses               118         100         620         374
Total non-interest income               406         561         958         536
Total non-interest expense            4,487       4,154       3,893       3,785
Income tax expense                      817         655         641         621
Net income                         $  1,641    $  1,388    $  1,282    $  1,240
Earnings per share
    Basic                          $   0.17    $   0.13    $   0.12    $   0.11
    Diluted                        $   0.16    $   0.13    $   0.12    $   0.11

Item 8.  Financial Statements and Supplementary Data


                                                                           Page
                                                                           ----
         Management's Responsibility for Financial Reporting.                55
         Independent Auditors' Report..................................      56
         Consolidated Statements of Financial Condition................      57
         Consolidated Statements of Income.............................      58
         Consolidated Statements of Changes in Stockholders'
         Equity and Comprehensive Income...............................      59
         Consolidated Statements of Cash Flows.........................   60-61
         Notes to Consolidated Financial Statements....................   62-87

Willow Grove Bancorp, Inc.


                                MANAGEMENT REPORT



Financial Statements
--------------------
Willow Grove Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Willow Grove Bank (the "Bank") are responsible for the preparation, integrity and fair presentation of its published financial statements as of June 30, 2003 and 2002 and for each of the years in the three-year period ended June 30, 2003. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and as such, include amounts, some of which are based on judgments and estimates of management.

Internal Control Over Financial Reporting
-----------------------------------------
Management of the Company and the Bank are responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America. The Bank's financial statements also are subject to regulations established by the Office of Thrift Supervision (the "OTS"). This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Management assessed the Company and the Bank's internal control over financial reporting presented in conformity with both accounting principles generally accepted in the United States of America and, with respect to the Bank, OTS regulations and the instructions for the Thrift Financial Reports ("TFR") as of June 30, 2003. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2003, The Company and the Bank maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles and that the Bank's internal control over financial reporting was in compliance with the OTS regulations and TFR instructions.


Compliance With Laws And Regulations
------------------------------------
Management assessed the Bank's compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Willow Grove Bank complied, in all significant respects, with the designated laws and regulations relating to safety and soundness for the year ended June 30, 2003.



/s/ Frederick A. Marcell Jr.                  /s/ Christopher E. Bell
-------------------------------------         ---------------------------------
President and Chief Executive Officer         Senior Vice President and
                                              Chief Financial Officer

July 24, 2003

Independent Auditors' Report


To the Board of Directors and Stockholders of Willow Grove Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Willow Grove Bancorp, Inc. and subsidiary as of June 30, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willow Grove Bancorp, Inc. and subsidiary as of June 30, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
---------------------------
Philadelphia, Pennsylvania
July 24, 2003

                           Willow Grove Bancorp, Inc.
                 Consolidated Statements of Financial Condition

                                                                                        At                 At
(Dollars in thousands, except share data)                                         June 30, 2003      June 30, 2002
----------------------------------------------------------------------------      -------------      -------------
Assets
Cash and cash equivalents:
   Cash on hand and non-interest-earning deposits                                 $      11,084      $       5,710
   Interest-earning deposits                                                             86,956             26,276
                                                                                  -------------      -------------
Total cash and cash equivalents                                                          98,040             31,986
Securities
   Available for sale (amortized cost of $288,893 and $251,651, respectively)           291,885            254,687
   Held to maturity (fair value of $17,995 and $14,117, respectively)                    17,320             13,973
Loans (net of allowance for loan losses of $5,312 and $4,626, respectively)             413,799            443,855
Loans held for sale                                                                       5,293              1,574
Accrued income receivable                                                                 3,520              4,138
Property and equipment, net                                                               6,364              6,515
Intangible assets                                                                         1,021              1,126
Other assets                                                                              7,882              1,952
                                                                                  -------------      -------------
Total assets                                                                      $     845,124      $     759,806
                                                                                  =============      =============

Liabilities and Stockholders' Equity
Deposits                                                                          $     586,643      $     529,752
Federal Home Loan Bank advances                                                         132,557             97,824
Advance payments from borrowers for taxes                                                 2,904              3,605
Accrued interest payable                                                                    933                868
Other liabilities                                                                         4,957              3,388
                                                                                  -------------      -------------
Total liabilities                                                                       727,994            635,437
                                                                                  -------------      -------------
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,363,613 and
   11,285,096 issued at June 30, 2003 and 2002, respectively)                               114                113
Additional paid-in capital                                                               83,542             82,521
Retained earnings -- substantially restricted                                            51,049             46,708
Accumulated other comprehensive income                                                    1,855              1,881
Treasury stock at cost, 656,700 shares at June 30, 2003                                 (10,356)                --
Unallocated common stock held by
   Employee Stock Ownership Plan (ESOP)                                                  (5,959)            (6,420)
   Recognition and Retention Plan Trust (RRP)                                            (3,115)              (434)
                                                                                  -------------      -------------
Total stockholders' equity                                                              117,130            124,369
                                                                                  -------------      -------------
Total liabilities and stockholders' equity                                        $     845,124      $     759,806
                                                                                  =============      =============

See accompanying Notes to Consolidated Financial Statements

                           Willow Grove Bancorp, Inc.
                        Consolidated Statements of Income

                                                                        For the year ended
(Dollars in thousands, except per share data)            June 30, 2003      June 30, 2002     June 30, 2001
---------------------------------------------------      -------------      -------------     -------------
Interest and dividend income:
  Loans                                                  $      33,167      $      34,761     $      36,148
  Securities, primarily taxable                                 13,278             10,057             8,137
                                                         -------------      -------------     -------------
Total interest income                                           46,445             44,818            44,285
                                                         -------------      -------------     -------------
Interest expense:
  Deposits                                                      12,809             17,331            20,372
  Borrowings                                                     5,927              4,117             3,825
  Advance payments from borrowers for taxes                         10                 15                19
                                                         -------------      -------------     -------------
Total interest expense                                          18,746             21,463            24,216
                                                         -------------      -------------     -------------
Net interest income                                             27,699             23,355            20,069
Provision for loan losses                                        1,034              1,212             7,856
                                                         -------------      -------------     -------------
Net interest income after provision for loan losses             26,665             22,143            12,213
                                                         -------------      -------------     -------------

Non-interest income:
  Service charges and fees                                       1,823              1,572             1,340
  Realized gain (loss) on sale of:
      Loans held for sale                                        1,194                519               381
      Securities available for sale                              1,712                310               (15)
  Increase in cash surrender value of life insurance                63                 --                --
  Loss on disposition of borrowings                             (1,407)                --                --
  Loan servicing income, net                                       107                 60                81
                                                         -------------      -------------     -------------
Total non-interest income                                        3,492              2,461             1,787
                                                         -------------      -------------     -------------

Non-interest expense:
  Compensation and employee benefits                            11,915              9,472             8,004
  Occupancy                                                      1,463              1,270             1,087
  Furniture and equipment                                        1,025                894               670
  Federal insurance premium                                         88                 89                88
  Amortization of intangible assets                                104                138               276
  Data processing                                                  705                666               563
  Advertising                                                      560                567               404
  Community enrichment                                             150                173               150
  Deposit account services                                         822                789               675
  Professional fees                                                456                650               576
  Other expense                                                  1,770              1,611             1,382
                                                         -------------      -------------     -------------
Total non-interest expense                                      19,058             16,319            13,875
                                                         -------------      -------------     -------------

Income before income taxes                                      11,099              8,285               125
Income tax expense (benefit)                                     3,610              2,734               (32)
                                                         -------------      -------------     -------------
Net Income                                               $       7,489      $       5,551     $         157
                                                         =============      =============     =============

Earnings per share:
  Basic                                                  $        0.75      $        0.53     $        0.01
  Diluted                                                $        0.71      $        0.52     $        0.01

See accompanying Notes to Consolidated Financial Statements

                                                  Willow Grove Bancorp, Inc.
                     Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

                                                                                       Accumulated             Common
                                                                                          other                 stock
                                                                 Additional           comprehensive          acquired by
                                                        Common     paid in   Retained     income    Treasury   benefit     Total
(Dollars in thousands, except per share data)            stock     capital   earnings     (loss)      stock     plans     Equity
-----------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance - June 30, 2000                                       51     22,270     43,291     (2,340)      (211)    (2,418)    60,643
Net income                                                    --         --        157         --         --         --        157
Other comprehensive income                                    --         --         --      2,311         --         --      2,311
ESOP shares committed to be released                          --         18         --         --         --        119        137
Amortization of RRP shares                                    --        (23)        --         --         --        186        163
Treasury stock acquired (206,500 shares at cost)              --         --         --         --     (2,140)        --     (2,140)
Cash dividends paid - ($0.19 per share)                       --         --       (914)        --         --         --       (914)
                                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance - June 30, 2001                                $      51     22,265     42,534        (29)    (2,351)    (2,113) $  60,357
Net income                                                    --         --      5,551         --         --         --      5,551
Other comprehensive income                                    --         --         --      1,910         --         --      1,910
Issuance of 6,414,125 $.01 par shares of common stock         64     64,077         --         --         --         --     64,141
Exchange of common stock due to reorganization                (2)         3         --         --         --         --          1
Payment of Deferred Acquisition Costs                         --     (1,788)        --         --         --         --     (1,788)
Common stock (513,130 shares) acquired by ESOP                --         --         --         --         --     (5,131)    (5,131)
MHC Capital Consolidation                                     --         97         --         --         --         --         97
Exercise of Stock Options                                     --          6         --         --         --         --          6
ESOP shares committed to be released                          --        133         --         --         --        205        338
Amortization of RRP shares                                    --        (24)        --         --         --        185        161
Treasury stock acquired (195,000 shares at cost)              --         --         --         --        104         --        104
Treasury stock retired                                        --     (2,247)        --         --      2,247         --         --
Cash dividends paid - ($0.24 per share)                       --         --     (1,378)        --         --         --     (1,378)
                                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance - June 30, 2002                                $     113     82,522     46,707      1,881         --     (6,854) $ 124,369
                                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income                                                    --         --      7,489         --         --         --      7,489
Other comprehensive loss                                      --         --         --        (26)        --         --        (26)
Exercise of Stock Options                                      1        335         --         --         --         --        336
ESOP shares committed to be released                          --        361         --         --         --        461        822
Common stock (256,565 shares) acquired by RRP                 --         --         --         --         --     (3,194)    (3,194)
Amortization of RRP shares                                    --        (13)        --         --         --        513        500
Treasury stock acquired (656,700 shares at cost)              --         --         --         --    (10,356)        --    (10,356)
Tax benefit                                                   --        337         --         --         --         --        337
Cash dividends paid - ($0.30 per share)                       --         --     (3,147)        --         --         --     (3,147)
                                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance - June 30, 2003                                $     114     83,542     51,049      1,855    (10,356)    (9,074) $ 117,130
                                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                                                                                     For the year ended June 30,
                                                                                                   -------------------------------
                                                                                                     2003       2002       2001
                                                                                                   ---------  ---------  ---------
Net unrealized (losses) gains on securities available for sale arising during the period           $  (1,738) $   2,220  $   2,326
Less:  reclassifications adjustment for gains (losses) included in net income                          1,712        310        (15)
                                                                                                   ---------  ---------  ---------
Other comprehensive (loss) income                                                                        (26)     1,910      2,311
Net income                                                                                             7,489      5,551        157
                                                                                                   ---------  ---------  ---------
Comprehensive income                                                                               $   7,463  $   7,461  $   2,468
                                                                                                   ---------  ---------  ---------

See accompanying Notes to consolidated financial statements.

                           Willow Grove Bancorp, Inc.
                      Consolidated Statements of Cash Flows

                                                               For the year ended June 30,
                                                         ---------------------------------------
(Dollars in thousands)                                      2003           2002           2001
---------------------------------------------------      ---------      ---------      ---------
Net cash flows from operating activities:
Net income                                               $   7,489      $   5,551      $     157
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation                                                   959            883            722
Amortization of premium and accretion
     of discount, net                                        1,173            228           (283)
Amortization of intangible assets                              104            138            277
Provision for loan losses                                    1,034          1,212          7,856
Gain on sale of loans available for sale                    (1,194)          (519)          (381)
Gain (loss) on sale of securities available for sale        (1,712)          (310)            15
Increase (decrease) in deferred loan fees                      331             71           (109)
Decrease (increase) in accrued income receivable               618           (471)          (872)
Increase (decrease) in other assets                         (5,548)         1,495         (2,371)
Increase (decrease) in accrued interest payable                 65           (278)          (328)
Increase (decrease) in other liabilities                     1,569            537            (56)
Expense of ESOP and RRP                                      1,324            501            300
Modifications of Debt Expense                                1,407             --             --
Originations and purchases of
     loans available for sale                              (77,339)       (76,188)       (59,477)
Proceeds from sale of loans available for sale              74,814         77,777         92,967
                                                         ---------      ---------      ---------
Net cash provided by operating activities                    5,094         10,627         38,417
                                                         ---------      ---------      ---------

Cash flows from investing activities:
Net decrease (increase) in loans                            28,913          9,061        (37,152)
Purchase of securities available for sale                 (267,981)      (247,796)      (112,926)
Purchase of securities held to maturity                     (3,961)            --             --
Proceeds from sales, calls and maturities
     of securities available for sale                      153,163         83,947         42,705
Proceeds from sales, calls and maturities
     of securities held to maturity                            600             --             --
Principal repayments of securities
     available for sale                                     78,130         28,655         14,374
Proceeds from sale of other
     real estate owned                                          85            157            147
Purchase of property and equipment                            (808)        (1,210)          (678)
                                                         ---------      ---------      ---------
Net cash used in investing activities                      (11,859)      (127,186)       (93,530)
                                                         ---------      ---------      ---------

See accompanying notes to consolidated financial statements.

                           Willow Grove Bancorp, Inc.
                Consolidated Statements of Cash Flows - Continued

                                                                            For the year ended June 30,
                                                                     ---------------------------------------
(Dollars in thousands, except per share data)                           2003           2002           2001
---------------------------------------------------------------      ---------      ---------      ---------
Cash flows from financing activities:
Net increase in deposits                                                56,891         32,722         44,173
Net increase in advances
     with original maturity less than 90 days                            5,000             --          3,000
Increase in FHLB advances with
     original maturity greater than 90 days                             68,250         59,000         51,000
Repayment of FHLB advances with
     original maturity greater than 90 days                            (39,924)       (21,061)       (31,632)
Net Decrease in advance
     payments from borrowers for taxes                                    (701)          (274)          (846)
Dividends paid                                                          (3,147)        (1,378)          (914)
Acquisition of stock for Recognition
     and Retention Plan                                                 (3,194)            --             --
Stock subscription orders                                                   --         80,404             --
Return of  subscription orders                                              --        (21,393)            --
Repayment of stock subscription expenses                                    --         (1,788)            --
Purchase of treasury stock                                             (10,356)           104         (2,140)
                                                                     ---------      ---------      ---------
Net cash provided by financing activities                               72,819        126,336         62,641
                                                                     ---------      ---------      ---------

Net increase in cash and cash equivalents                               66,054          9,777          7,528
Cash and cash equivalents:
Beginning of year                                                       31,986         22,209         14,681
                                                                     ---------      ---------      ---------
End of year                                                          $  98,040      $  31,986      $  22,209
                                                                     =========      =========      =========

Supplemental disclosures of cash and cash flow information
Interest paid                                                        $  18,681      $  21,741      $  24,544
Income taxes paid                                                    $   2,454      $   1,239      $   2,275

Noncash items:
Change in unrealized (loss) gain on securities
   available for sale (net of taxes of $16, $1,172, and ($1,423)
    in 2003, 2002 and 2001, respectively)                                  (26)         1,910          2,311
Loans transferred to other real estate owned                               391             --             --

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

On April 3, 2002 Willow Grove Bank completed its reorganization from the two-tier mutual holding company form of organization to the stock form of organization (the "April 2002 Reorganization"). The former Willow Grove Bancorp, Inc. was a federally chartered mid-tier mutual holding company with approximately 56.9% of its stock being held by Willow Grove Mutual Holding Company and the remaining 43.1% being held by public shareholders. As part of the April 2002 Reorganization, the former Willow Grove Bancorp, Inc., the federal corporation was merged into Willow Grove Bank and the current Willow Grove Bancorp Inc., a Pennsylvania corporation was incorporated by the Bank for the purpose of becoming the holding company for the Bank. Willow Grove Bancorp, Inc., the new Pennsylvania corporation through a public subscription offering sold 6,414,125 shares of stock at $10.00 per share and issued 4,869,375 to the stockholders of Willow Grove Bancorp, Inc., the former federal corporation which represented an exchange of 2.28019 shares of its stock for each share of the former company. Willow Grove Bank is now the wholly-owned subsidiary of Willow Grove Bancorp, Inc., the Pennsylvania corporation. All per share data and information prior to April 3, 2002 refers to the former Willow Grove Bancorp, Inc., the federal corporation and has been restated to reflect the effect of the increased shares resulting from the share issuance and exchange in the April 2002 Reorganization. The stock has traded under the symbol "WGBC" for both the former federal corporation and the current Pennsylvania corporation.

In September 2000, Willow Grove Investment Corporation ("WGIC"), a Delaware corporation was formed as a wholly owned subsidiary of the Bank to conduct the investment activities of the Bank. In May 2003, Willow Grove Insurance Agency, LLC (the "Agency"), a Pennsylvania limited liability company was formed by the Bank to conduct permitted fixed rate annuity transaction activities for the Bank.

Basis of Financial Statement Presentation

The Company has prepared its accompanying consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") as applicable to the banking industry. Certain amounts in prior years are reclassified for comparability to current year's presentation. Such reclassifications, when applicable have no effect on net income. The consolidated financial statements include the balances of the Company and its wholly owned subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

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

The Company is required to maintain certain daily balances in accordance with Federal Reserve Bank requirements. The reserve balances maintained in accordance with such requirements at June 30, 2003 and 2002 were $7.9 million and $6.5 million, respectively. Such reserve requirements are satisfied through a combination of vault cash balances and sterile reserve deposits held at the Federal Home Loan Bank of Pittsburgh.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level we believe is adequate to cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Our determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. With the expansion of our lending activities into commercial real estate, business and other consumer loans in recent years, we consider industry-wide loss experience in our process when we determine the adequacy of our allowance for loan losses. We believe that due to the changing mix of our loan portfolio and our relative lack of historical loss experience with these types of loans, considering loan loss data from other banking institutions with loan portfolios similar to ours and in a similar geographic setting will provide us with a more representative approach to evaluating the credit risks

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

in our loan portfolio. During the year ended June 30, 2001, based upon a more detailed stratification of the loan portfolio, we modified the formulas we use to calculate the allowance on various loan types. In some cases, such as business lending and home equity lending where the combined LTV exceeds 80%, the percentage used to calculate the allowance was increased. In other cases, such as single-family first mortgage lending with LTVs below 60%, the percentage used was decreased. The overall effect of this modification did not materially impact the amount of the allowance for loan loss. During the fiscal year ended June 30, 2002 we modified the methodology for calculating the allowance for loan loss based upon the guidance provided by the SEC and the Federal Financial Institutions Examination Council ("FFIEC"). We continue to use historical loss factors for each loan type and for loans that we consider higher risk for all but single-family mortgage loans and guaranteed consumer loans, we now add a component for factors that may not be included in the historical loss calculation. This component establishes a range for factors such as, but not limited to, delinquency trends, asset classification trends and current economic conditions. Management then assesses these conditions and establishes, to the best of its ability, the allowance for loan loss from within the range calculated, based upon the facts known at that time. At June 30, 2003, our allowance for loan loss was in the lower quartile of the range established by this methodology. The result of this change in methodology is to allocate the entire allowance for loan loss to specific loan types, whereas prior methodology had an unallocated component. The change in methodology does not imply that any portion of the allowance for loan loss is restricted, but the allowance for loan loss applies to the entire loan portfolio.

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights as assets, regardless of how such assets were acquired. Impairment of mortgage servicing rights is assessed based upon a fair market valuation of those rights on a disaggregated basis. Impairment, if any, is recognized in the statement of income. There was no impairment in the mortgage servicing rights for the years ended June 30, 2003, 2002 and 2001 (see note 5).

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

Intangible Assets

Intangible assets include a core deposit intangible and an unidentified intangible asset, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition which occurred in 1994. The

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

core deposit intangible is being amortized to expense over a twelve-year life. The carrying amount of intangible assets at June 30, 2003 and 2002 is net of accumulated amortization of $3.1 million and $3.0 million, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented, see Note 2 (Earnings Per Share). Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plan and unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. At June 30, 2003 there were no antidilutive shares.

Stock Options

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by statement No. 123, "Accounting for Stock-Based Compensation". As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement No. 123 requires entities which continue to apply the provisions of APB Opinion No. 25 to provide pro-forma earnings per share disclosures for stock option grants made in 1995 and subsequent years as if the fair value based method defined in Statement No. 123 had been applied, see Note 9 (Benefit Plans).

Recent Accounting Pronouncements

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

Effective September 30, 2002 the Company adopted Statement No. 147 with retroactive application effective June 30, 2001. With the adoption of Statement No. 147 an adjustment to fiscal 2002 statements is included to eliminate the accumulated amortization associated with the retroactive adjustment. The results of this adjustment was an increase in income, for an average of $23,000, net of taxes, for each quarter and $92,000, net of taxes, for fiscal year ended June 30, 2002. The Company continues to conduct periodic impairment assessment of its goodwill. At June 30, 2003 the Company determined that its goodwill of $848,000 was not impaired and, correspondingly, no adjustment to earnings was required.

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements


Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FASB Interpretation No. 45)

Requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. Effective for financial statements ending March 31, 2003 and thereafter. The provisions of this Statement had no expected impact on earnings, financial condition or stockholders' equity.


Consolidation of Variable Interest Entities- an interpretation of ARB No. 51 (FASB Interpretation No. 46)

Clarifies the application of ARB No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. Applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. Applies to nonpublic enterprises as of the end of the applicable annual period. Requires that an enterprise review its degree of involvement in a variable interest entity to determine of it is the primary beneficiary of that entity. The provisions of this Statement have no expected impact on earnings, financial condition or stockholders' equity.


Stock-Based Compensation


In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. This Statement announces that "in the near future, the Board plans to consider whether it should propose changes to the U.S. standards on accounting for stock-based compensation." The provisions of this Statement have no expected impact on earnings, financial condition or stockholders' equity.


Amendments of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. This Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. This Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. This Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this Statement have no expected impact on earnings, financial condition or stockholders' equity.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The provisions of this Statement have no expected impact on earnings, financial condition or stockholders' equity.


(2)      Earnings Per Share

For the years ended June 30, 2003, 2002 and 2001 earnings per share, basic and diluted, were $0.75 and $0.71, $0.53 and $0.52, and $0.01 and $0.01, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

                                                                     Year Ended June 30,
                                 --------------------------------------------------------------------------------------------
                                             2003                            2002                            2001
                                             ----                            ----                            ----
                                     Basic          Diluted          Basic          Diluted          Basic          Diluted
                                 ------------    ------------    ------------    ------------    ------------    ------------
                                                          (Dollars in thousands, except share data)
Net income                       $      7,489    $      7,489    $      5,551    $      5,551    $        157    $        157
Dividends on unvested
   stock awards                           (73)            (73)            (29)            (29)            (33)            (33)
                                 ------------    ------------    ------------    ------------    ------------    ------------
Income available to common
    stock holders                $      7,416    $      7,416    $      5,522    $      5,522    $        124    $        124
                                 ============    ============    ============    ============    ============    ============

Weighted average
    shares outstanding (1)          9,923,968       9,923,968      10,335,262      10,335,262      10,972,607      10,972,607
Effect of dilutive securities:
Options (1)                                --         237,157              --         159,100              --          63,585
Unvested stock awards (1)                  --         301,067              --         109,187              --         159,741
                                 ------------    ------------    ------------    ------------    ------------    ------------
Adjusted weighted average
    shares used in earnings
    per share calculation (1)       9,923,968      10,462,192      10,335,262      10,603,549      10,972,607      11,195,933
                                 ============    ============    ============    ============    ============    ============

Earnings per share (1)           $       0.75    $       0.71    $       0.53    $       0.52    $       0.01    $       0.01
                                 ============    ============    ============    ============    ============    ============

-------------------------

(1) Data prior to April 3, 2002 adjusted for a 2.28019 exchange ratio in connection with the April 3, 2002 Reorganization and subscription offering.

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

(3)      Securities

Securities at June 30, 2003 and 2002 consisted of the following:

                                                                June 30, 2003
                                             -----------------------------------------------------
                                              Amortized    Unrealized    Unrealized      Estimated
                                                cost          gains        losses       fair value
                                             ----------    ----------    ----------     ----------
                                                            (Dollars in thousands)
Held to maturity:
  Municipal bonds                            $   17,320    $      675    $       --     $   17,995

Available for sale:
  US government agency securities                76,980         1,225            --         78,205
  Mortgage-backed securities
    FNMA                                        128,303         2,456           (69)       130,690
    FHLMC                                        52,912           365        (1,236)        52,041
    GNMA                                         14,969           318            --         15,287
  FHLB stock                                      9,252            --            --          9,252
  Equity securities                               6,477            --           (67)         6,410
                                             ----------    ----------    ----------     ----------
Total available for sale                        288,893         4,364        (1,372)       291,885
                                             ----------    ----------    ----------     ----------

Total securities                             $  306,213    $    5,039    $   (1,372)    $  309,880
                                             ==========    ==========    ==========     ==========

                                                                June 30, 2002
                                             -----------------------------------------------------
                                              Amortized    Unrealized    Unrealized      Estimated
                                                cost          gains        losses       fair value
                                             ----------    ----------    ----------     ----------
                                                            (Dollars in thousands)
Held to maturity:
  Municipal bonds                            $   13,973    $      147    $       (3)    $   14,117

Available for sale:
  US government agency securities                75,692         1,013           (12)        76,693
  Mortgage-backed securities
    FNMA                                         87,778         1,649            --         89,427
    FHLMC                                        40,820           303          (360)        40,763
    GNMA                                         37,847           495            (1)        38,341
  FHLB stock                                      5,042            --            --          5,042
  Equity securities                               4,472            --           (51)         4,421
                                             ----------    ----------    ----------     ----------
Total available for sale                        251,651         3,460          (424)       254,687
                                             ----------    ----------    ----------     ----------

Total securities                             $  265,624    $    3,607    $     (427)    $  268,804
                                             ==========    ==========    ==========     ==========

Proceeds from the sales of securities available for sale for the years ended June 30, 2003, 2002, and 2001 were $66.0 million, $23.6 million and $30.1 million, respectively. Gross gains of $1.8 million, $437,000 and $260,000 were realized in fiscal 2003, 2002 and 2001 respectively. There were no gross losses in fiscal 2003 compared to gross losses of $34,000 and $17,000 in fiscal 2002 and 2001, respectively. Additionally, we recognized losses of $48,000, $93,000 and $258,000 in fiscal 2003, 2002 and 2001, respectively, resulting from other than temporary declines in values of certain equity securities.

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

Accrued interest receivable on securities amounted to $1.6 million and $2.0 million at June 30, 2003 and 2002, respectively.

The amortized cost and estimated fair value of securities available for sale at June 30, 2003, by contractual maturity, are shown below.

                                                           Securities by stated maturity
                                      -----------------------------------------------------------------------
                                                       After 1        After 5        After 10
                                                       year but      years but    years or with
                                         1 year       less than      less than      no stated
                                        or less        5 years        10 years       maturity        Total
                                      -----------    -----------    -----------    -----------    -----------
                                                               (Dollars in thousands)
US government agency securities       $     3,070    $    69,088    $     6,047    $        --    $    78,205
Mortgage-backed securities                     --         19,497         11,554        166,967        198,018
Municipal bonds                                --            271          2,771         14,953         17,995
Equity securities                              --             --             --         15,662         15,662
                                      -----------    -----------    -----------    -----------    -----------
Total securities at fair value              3,070         88,856         20,372        197,582        309,880
Total securities at amortized cost    $     2,999    $    87,411    $    19,997    $   195,806    $   306,213
                                      ===========    ===========    ===========    ===========    ===========

The Company must maintain ownership of specified amounts of stock as a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"). The Company's ownership of FHLB stock was $9.3 million and $5.0 million as of June 30, 2003 and 2002, respectively.

For mortgage-backed securities, expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay the obligation with or without call or prepayment penalties. Of the Company's $78.2 million U.S. government agency securities, $52.5 million are callable within one year.

As described in note 10, certain securities available for sale are maintained to collateralize advances from the FHLB.

(4)      Loans

Loans receivable as of June 30, 2003 and 2002 consisted of the following:

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

                                           June 30, 2003     June 30, 2002
                                           -------------     -------------
                                                (Dollars in thousands)
Mortgage loans:
  Single-family                            $     131,821     $     181,454
  Multi-family & commercial real estate          155,892           134,294
  Construction                                    36,191            29,306
  Home equity                                     72,990            75,016
                                           -------------     -------------
    Total mortgage loans                         396,894           420,070
Consumer loans                                     2,324            10,081
Commercial business loans                         20,549            19,067
                                           -------------     -------------
Total loans receivable                           419,767           449,218

Allowance for loan losses                         (5,312)           (4,626)
Deferred loan fees                                  (656)             (737)
                                           -------------     -------------
Loans receivable, net                      $     413,799     $     443,855
                                           =============     =============


Included in loans receivable are loans on non-accrual status in the amounts of $1.7 million, $4.0 million and $3.6 million at June 30, 2003, 2002 and 2001, respectively. Interest income that would have been recognized on such non-accrual loans during the years ended June 30, 2003, 2002 and 2001, had they been current in accordance with their original terms was $127,000, $257,000, and $695,000, respectively.

As of June 30, 2003, 2002 and 2001, the Company had impaired loans with a total recorded investment of $1.9 million, $3.4 million and $3.2 million, respectively, and an average recorded investment for the years ended June 30, 2003, 2002 and 2001 of $476,000, $1.8 million and $8.5 million, respectively. Cash of $124,000, $134,000 and $648,000 was collected on these impaired loans during the years ended June 30, 2003, 2002 and 2001, respectively. Interest income of $9,000, $80,000 and $366,000 was recognized on such loans during the years ended June 30, 2003, 2002 and 2001, respectively. As of June 30, 2003, 2002 and 2001, there were no recorded investments in impaired loans for which there was a related specific allowance for credit losses.

The following is a summary of the activity in the allowance for loan losses for the years ended June 30, 2003, 2002 and 2001:

                                             For the year ended June 30,
                                    -------------------------------------------
                                        2003            2002            2001
                                    -----------     -----------     -----------
                                              (Dollars in thousands)

Balance, beginning of the period    $     4,626     $     4,313     $     3,905
Provisions for loan losses                1,034           1,212           7,856
Charge-offs                                (391)           (954)         (7,449)
Recoveries                                   43              55               1
                                    -----------     -----------     -----------
Balance, end of the period          $     5,312     $     4,626     $     4,313
                                    ===========     ===========     ===========


(5)      Mortgage Servicing Activity

A summary of mortgage servicing rights activity follows:

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

                                            For the year ended June 30,
                                    -------------------------------------------
                                        2003            2002            2001
                                    -----------     -----------     -----------
                                              (Dollars in thousands)

Balance, beginning of the period    $       221     $       340     $       127
Originated servicing rights                 179              --             350
Amortization                               (180)           (119)           (137)
                                    -----------     -----------     -----------
Balance, end of the period          $       220     $       221     $       340
                                    ===========     ===========     ===========


At June 30, 2003, 2002 and 2001, the Company serviced loans for others of $68.1 million, $58.3 million, and $91.5 million, respectively. Loans serviced by others for the Company as of June 30, 2003, 2002 and 2001 were $29.4 million, $28.9 million, and $6.9 million, respectively.

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

(6)      Deposits

Deposit balances by type consisted of the following at June 30, 2003, and 2002:

                                                         June 30, 2003             June 30, 2002
                                                    -----------------------   -----------------------
                                                                 Percent of                Percent of
                                                      Amount        total       Amount        total
                                                    ----------   ----------   ----------   ----------
                                                                             (Dollars in thousands)
Savings accounts (passbooks, statements, clubs)     $   86,447         14.7%  $   73,218         13.8%
Money market accounts                                   79,280         13.5       47,752          9.0
Certificates of deposit less than $100,000             242,820         41.4      248,873         47.0
Certificates of deposit greater than $100,000(1)        56,974          9.7       56,934         10.7
Interest-bearing checking accounts                      51,541          8.8       40,045          7.6
Non-interest-bearing checking accounts                  69,581         11.9       62,930         11.9
                                                    ----------   ----------   ----------   ----------
Total                                               $  586,643        100.0%  $  529,752        100.0%
                                                    ==========   ==========   ==========   ==========

------------------------
(1) Deposit balances in excess of $100,000 are not federally insured.

While certificates of deposit are frequently renewed at maturity rather than paid out, a summary of certificates of deposit by contractual maturity and rate at June 30, 2003 is as follows:

                                                Maturity Date
                   -----------------------------------------------------------------------
                                      Over           Over          Over
                                   six months      one year      two years
                    Six months       through       through        through         Over
 Interest rate       or less        one year      two years     three years    three years
---------------    -----------    -----------    -----------    -----------    -----------
                                             (Dollars in thousands)
0.00% - 2.99%      $    92,502    $    49,925    $    32,814    $     4,011    $     2,690
3.00% - 3.99%            8,532         10,206         21,224          3,989         12,946
4.00% - 4.99%           10,578          7,762         15,015          3,602          6,437
5.00% - 6.99%           11,836          3,703            863            558            141
7.00% and over             460             --             --             --             --
                   -----------    -----------    -----------    -----------    -----------
Total              $   123,908    $    71,596    $    69,916    $    12,160    $    22,214
                   ===========    ===========    ===========    ===========    ===========

Year ending                (Dollars in thousands)
---------------------      ----------------------
  June 30, 2004            $             195,504
  June 30, 2005                           69,916
  June 30, 2006                           12,160
  June 30, 2007                           13,436
  June 30, 2008                            3,208
  Thereafter                               5,570
                           ---------------------
                           $             299,794
                           =====================

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

Interest expense on deposits for the years ended June 30, 2003, 2002 and 2001 consisted of the following:

                                 For the year ended June 30,
                           --------------------------------------
                              2003          2002          2001
                           ----------    ----------    ----------
                                   (Dollars in thousands)
Savings accounts           $      923    $    1,175    $    1,102
Checking accounts               1,317         1,346         1,464
Certificates of deposit        10,569        14,810        17,806
                           ----------    ----------    ----------
Total                      $   12,809    $   17,331    $   20,372
                           ==========    ==========    ==========


(7)         Property and Equipment

Amounts charged to operating expense for depreciation for the years ended June 30, 2003, 2002 and 2001 amounted to $959,000, $883,000 and $723,000, respectively.

                                                    For the year ended June 30,
                                                    ---------------------------
                                                        2003            2002
                                                    -----------     -----------
                                                       (Dollars in thousands)
                                   Depreciable life
                                   ----------------
Land                                                $     1,424     $     1,423
Buildings nxnxnnxx                 15 to 40 years         5,822           5,513
Furniture, fixtures and equipment  3 to 7 years           5,576           5,078
                                                    -----------     -----------
Total                                                    12,822          12,014
Accumulated depreciated                                  (6,458)         (5,499)
                                                    -----------     -----------
Property and equipment, net                         $     6,364     $     6,515
                                                    ===========     ===========


(8)      Income Taxes

The Small Business Job Protection Act of 1996, enacted on August 20, 1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. Upon repeal, the Company is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeds its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Company ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Company's total tax bad debt reserves at June 30, 2003 are approximately $6.6 million, of which $6.2 million represents the base year amount and $400,000 is subject to recapture. The Company has previously recorded a deferred tax liability for the amount to be recaptured; therefore, this recapture does not impact the statement of income.

Income tax expense (benefit) for the years ended June 30, 2003, 2002 and 2001 consisted of the following:

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

                                                Current    Deferred     Total
                                                -------    --------    -------
                                                   (Dollars in thousands)
For the year ended June 30, 2003      Federal   $ 3,925    $  (417)    $ 3,508
                                      State         102         --         102
                                                -------    -------     -------
                                      Total     $ 4,027    $  (417)    $ 3,610
                                                =======    =======     =======

For the year ended June 30, 2002      Federal   $ 2,988    $  (304)    $ 2,684
                                      State           6         --           6
                                                -------    -------     -------
                                      Total     $ 2,994    $  (304)    $ 2,690
                                                =======    =======     =======

For the year ended June 30, 2001      Federal   $   203    $  (244)    $   (41)
                                      State           9         --           9
                                                -------    -------     -------
                                      Total     $   212    $  (244)    $   (32)
                                                =======    =======     =======

The expense (benefit) for income taxes differed from that computed at the statutory federal corporate rate for the years ended June 30, 2003, 2002 and 2001 as follows:

                                                          For the year ended June 30,
                                   -------------------------------------------------------------------------
                                           2003                      2002                      2001
                                   ---------------------     ---------------------     ---------------------
                                                Percent                   Percent                   Percent
                                               of pretax                 of pretax                 of pretax
                                     Amount      income        Amount      income        Amount      income
                                   ---------   ---------     ---------   ---------     ---------   ---------
                                                                  (Dollars in thousands)
At statutory rate                  $   3,774        34.0%    $   2,771        34.0%    $      42        34.0%
 State tax, net of federal tax
   benefit                                67         0.6             4        --               6         5.0
 Low income housing credit               (29)       (0.3)          (29)       --             (29)      (23.0)
 Tax-exempt interest                    (232)       (2.1)         (100)       (1.0)          (34)      (28.0)
 Meals and entertainment                   8         0.1             6        --              10         9.0
 BOLI                                    (22)       (0.2)
 Dividends on ESOP shares                (83)       (0.8)           --        --             (21)      (18.0)
 Non-deductible expenses                   1         0.0             1        --              --        --
 ESOP compensation expense                71         0.6            41
 Other                                    55         0.5            (4)       --              (6)       (5.0)
                                   ---------   ---------     ---------   ---------     ---------   ---------
 Income tax per statement of
   income                          $   3,610        32.5%    $   2,690        33.0%    $     (32)      (26.0)%
                                   =========   =========     =========   =========     =========   =========

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

Significant deferred tax assets and liabilities of the Company as of June 30, 2003 and 2002 are as follows:

                                                              June 30,
                                                     ------------------------
                                                        2003          2002
                                                     ---------      ---------
                                                      (Dollars in thousands)

Impairment reserves                                  $     113      $      97
Deferred loan fees                                         171            250
Retirement plan reserves                                   452            398
Employee benefits                                          427            255
Intangible asset amortization                              223            330
Capital loss carryover                                      --             --
Charitable contributions                                    --             --
Uncollected interest                                        53             50
Book bad debt reserves                                   1,806          1,573
Unrealized loss on available for sale securities            --             --
Other, net                                                  16             16
                                                     ---------      ---------
Gross deferred tax assets                                3,261          2,969
                                                     ---------      ---------
Tax bad debt reserves                                       --             --
Tax bad debt reserves in excess of base year              (138)          (275)
Prepaid expenses                                           (15)           (15)
Originated mortgage servicing rights                       (75)           (75)
Investment in Joint Venture                                 (1)            --
Gain on transfer of AFS securities                          (5)            --
Unrealized gain on available for sale securities        (1,158)        (1,124)
Depreciation                                              (121)           (69)
                                                     ---------      ---------
Gross deferred tax liabilities                          (1,513)        (1,558)
                                                     ---------      ---------
Net tax deferred asset                               $   1,748      $   1,411
                                                     =========      =========

During the year ended June 30, 2003. the Company recorded deferred tax liabilities of $44,000 related to the adoption of FAS 147. The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

(9)      Benefit Plans

The Company has a money purchase pension plan to which the Company contributes for all eligible employees. During the first six months of the fiscal year ended June 30, 2003, this contribution was 7.50% of their base salary and during the second six months, this contribution was 5.0% of their base salary. The expense of such plan was $229,000, $301,000, and $269,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

The Company also has a 401(k) plan which covers all eligible employees and permits them to make certain contributions to the plan on a pretax basis. Employees are permitted to contribute up to 15% of salary to this plan. The Company matches fifty cents for every dollar contributed up to 10% of salary. The expense of such plan was $170,000, $158,000 and $134,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Effective June 30, 1998, the Company adopted non-qualified supplemental retirement plans for the Company's Board of Directors (the "Directors' Plan") and for the Company's president (the "President's Plan"). The Directors' Plan provides for fixed annual payments to qualified directors for a period of ten years from retirement. Benefits to

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

be paid accrue at the rate of 20% per year on completion of six full years of service, with full benefit accrual at ten years of service. At the time these plans were adopted credit was given for past service. The President's Plan provides for payments for a period of ten years beginning at retirement based on a percentage of annual compensation not to exceed an established cap. Full benefits become accrued at age 68 with partial vesting prior thereto. Both plans provide for full payments in the event of a change in control of the Company. The costs of each of the Directors' Plan and President's Plan were $150,000 and $60,000, $120,000 and $60,000, and $60,000 and $60,000 for fiscal years ended
2003, 2002 and 2001, respectively. The Directors' Plan and President's Plan are intended to be, and are, unfunded.

ESOP

In December 23, 1998, the Company adopted an ESOP. The ESOP borrowed $1.8 million from the Company and used the funds to purchase 408,769 shares (179,270 shares pre-exchange) of the Company's common stock. The loan has an interest rate of 7.75% and has an amortization schedule of 15 years. The April 2002 Reorganization resulted in an additional ESOP loan of $5.1 million to purchase an additional 513,130 shares of the Company's common stock issued in the Reorganization. This loan has an interest rate of 4.75% and an amortization schedule of 15 years. Shares purchased are held in a suspense account for allocation among the participants as the loans are repaid. Contributions to the ESOP and shares released from the loan collateral will be in an amount proportional to repayment of the ESOP loans. Shares are allocated to participants based on compensation as described in the ESOP, in the year of allocation. At June 30, 2003, there were 127,162 ESOP shares allocated to participants, representing a fair value of $2.2 million, in addition, there were 30,730 shares committed to be released. The Company recorded compensation expense of $824,000, $338,000, and $138,000 for the ESOP for the years ended June 30, 2003, 2002 and 2001, respectively.

RRP

Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the "1999 RRP"), the Company acquired 204,384 shares (89,635 shares pre-exchange) at a cost of $929,000. Pursuant to the terms of the agreement, all 204,384 shares have been awarded to directors and management from the 1999 RRP Trust. As of June 30, 2003, 109,803 granted shares were vested pursuant to the terms of the 1999 Plan. In fiscal 2003, the Company adopted the 2002 Recognition and Retention Plan and Trust Agreement (the "2002 RRP"), and acquired 256,565 shares at a cost of $2.2 million. Pursuant to the terms of the 2002 RRP 222,468 shares have been awarded to directors and management, none of which were vested at June 30, 2003.

At June 30, 2003, the deferred cost of unearned 1999 and 2002 RRP shares totaled $513,000 and is recorded as a charge against stockholders' equity. Compensation expense on 1999 and 2002 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company's stock at the date of grant. The Company recorded compensation expense of $500,000, $162,000 and $162,000 related to both these plans for the years ended June 30, 2003, 2002 and 2001, respectively.

Stock Option Plan

The stockholders of the Company approved a stock option plan in fiscal 2000 (the "1999 Plan") for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1999 Plan, the number of common shares reserved for issuance is 510,963 (224,087 shares pre-exchange) of which 11,400 options remain unawarded. Additionally the stockholders of the Company approved a stock option plan in fiscal 2003 (the "2002 Plan") for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 2002 Plan, the number of common shares reserved for issuance is 641,412 of which 93,992 remain unawarded at June 30, 2003. All options were granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. All stock options granted vest over a five year period commencing on the first anniversary of the date of grant.

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

A summary of the status of the 1999 and 2002 Plans as of June 30, 2003 and changes during the year is presented below:

                                      Year ended June 30, 2003        Year ended June 30, 2002
                                     --------------------------      --------------------------
                                                      Weighted                        Weighted
                                                       average                         average
                                      Number of       exercise        Number of       exercise
                                       shares           price          shares           price
                                     ----------      ----------      ----------      ----------
Outstanding at beginning of year        470,695      $     5.56         327,663      $     3.97
Granted                                 547,420           12.87         172,572            8.33
Exercised                               (78,647)           4.27         (27,818)           3.97
Forfeited                                (3,762)           6.74          (1,722)           3.97
                                     ----------      ----------      ----------      ----------
Outstanding at end of year              935,706      $     9.94         470,695      $     5.56
                                     ----------      ----------      ----------      ----------

Exercisable at end of year              123,800      $     4.98         119,660      $     3.97


SFAS No 123, "Accounting for Stock-based Compensation" encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. The Company, as permitted, has elected not to adopt the fair value accounting provisions of SFAS 123, and has instead continued to apply APB Opinion 25 and related interpretations in accounting for the 1999 and 2002 Plans and to provide the required proforma disclosures for SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           For the year ended June 30,
                                     --------------------------------------
                                        2003          2002          2001
                                     ----------    ----------    ----------
                                             (Dollars in thousands,
                                             except per share data)
Net income
As reported                          $    7,489    $    5,551    $      157
Pro-forma                                 7,276         5,443            62

Basic earnings per share
As reported                               $0.75         $0.53         $0.01
Pro-forma                                 $0.73         $0.52         $0.01

Diluted earnings per share
As reported                               $0.71         $0.52         $0.01
Pro-forma                                 $0.69         $0.51         $0.01

Dividend yield                            2.67%         2.75%           n/a
Volatility                               21.70%        27.74%           n/a
Expected term                         7.5 years     7.5 years           n/a
Risk-free interest rate                   3.88%         4.41%           n/a

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

The following table summarizes all stock options outstanding for the 1999 and 2002 Plans as of June 30, 2003, segmented by range of exercise prices:

Total outstanding options at June 30, 2003
 Range of exercisable prices                                 $3.97 to $15.88
 Number outstanding                                                  935,706
 Weighted average remaining contractual life                      8.52 years
 Weighted average exercise price                                       $9.94

Exercisable options at June 30, 2003
 Number outstanding                                                  123,800
 Weighted average exercise price                                       $4.98


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

At June 30, 2003, such advances have contractual maturities as follows:

                                  Amount         Weighted
                               outstanding     average rate
                               -----------     ------------
                                 (dollars in thousands)
Due by:
  June 30, 2004                $    18,706         1.67%
  June 30, 2005                     13,403         3.32
  June 30, 2006                      8,820         3.65
  June 30, 2007                     24,123         4.26
  June 30, 2008                      5,005         3.68
   Thereafter                       62,500         4.47
                               -----------
Total                          $   132,557         3.84%
                               ===========


At June 30, 2003, $70.5 million of the above advances were callable at the direction of the FHLB within certain parameters, of which $56.5 million could be called within one year.

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

(11)     Commitments and Contingencies

At June 30, 2003 and 2002, the Company was committed to fund loans as follows:

                                                June 30,
                                       -------------------------
                                          2003           2002
                                       ----------     ----------
                                         (Dollars in thousands)

Loans with fixed interest rates        $   16,936     $   11,090
Loans with variable interest rates         12,072         29,082
                                       ----------     ----------
Total commitments to fund loans        $   29,008     $   40,172
                                       ==========     ==========

Financial Instruments With Off-Balance Sheet Risk

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. At June 30, 2003 the Company is committed to the funding of first mortgage loans of approximately $17.4 million, construction loans of approximately $7.6 million, commercial business loans of approximately $3.0 million, and commercial real estate loans of $ 1.0 million.

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

Legal Proceedings

Brenda DiCicco v. Willow Grove Bank, (United States District Court, Eastern District of Pennsylvania). On October 11, 2002, a lawsuit was filed against Willow Grove Bank by Ms. DiCicco in her individual capacity as president and sole shareholder of ATS Products Corp. ("ATS") alleging eight causes of action related to a line of credit between the Bank and ATS. The complaint has since been amended to add Mr. Marcell and one present and one former employee of the Bank as defendants. The causes of action are: breach of contract, breach of oral contract, fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, conversion and negligence. The plaintiff seeks a multi-million dollar recovery for compensatory damages, punitive damages, attorney fees and costs. ATS previously filed suit against the Bank in the U.S. Bankruptcy Court averring similar causes of action. The Bank is vigorously defending the claims made by the plaintiff in both suits and believes that those claims are without merit.

Irvine Construction Co. v. Sklaroff, et al., (Court of Common Pleas of Montgomery County, Pennsylvania). On September 5, 2003, a lawsuit was filed against Willow Grove Bank and eight additional defendants by Irvine Construction Co., Inc., alleging thirteen causes of action related to an agreement for the construction of an office building. Eleven of such causes of action include the Bank as a defendant and are: breach of contract (two counts), unjust enrichment/equitable restitution (in the alternative), fraud, civil conspiracy (two counts), fraudulent transfer and aiding and abetting fraudulent transfers, constructive trust, abuse of process, and tortuous interference with

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

existing contractual relations (two counts). Four counts against the Bank seek damages in excess of $1.0 million, five counts seek damages in excess of $50,000, punitive damages and other relief, and two counts seek constructive relief. Willow Grove Bank anticipates that it will vigorously defend the claims made by the plaintiff and believes that those claims are without merit .


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



Other Commitments

In connection with the operation of fourteen of its banking offices and an operations center, the Company leases certain office space. The leases are classified as operating leases, with rent expense of $692,000, $577,000 and $485,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Minimum payments over the remainder of the lease are summarized as follows:

                                      Minimum lease payments
                                      ----------------------
                                      (Dollars in thousands)
Year ended:
  June 30, 2004                            $       634
  June 30, 2005                                    549
  June 30, 2006                                    529
  June 30, 2007                                    499
   Thereafter                                      449
                                           -----------
Total                                      $     2,660
                                           ===========


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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain certain minimum amounts and ratios (set forth in the table below). Management believes that the Bank meets, as of June 30, 2003, all capital adequacy requirements to which it is subject.

As of June 30, 2003 the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements




The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                           Required to be well
                                                                     Required for           capitalized under
                                                                   capital adequacy         prompt corrective
                                           Actual capital              purposes             action provision
                                         -------------------     ---------------------    --------------------
                                          Amount      Rate         Amount       Rate       Amount       Rate
                                         --------   --------     --------     --------    --------    --------
                                                                (Dollars in thousands)
As of June 30, 2003:
Tangible capital                         $85,732                 $12,685                  $16,914
    to tangible assets                                 10.2 %                    1.5 %                   2.0 %
Core capital                              85,732                  33,712                   42,284
    to adjusted tangible assets                        10.2                      4.0                     5.0
Tier 1 capital                            85,732                  N/A                      26,234
    to risk-weighted assets                            19.6                      N/A                     6.0
Risk-based capital                        91,044                  34,978                   43,723
    to risk-weighted assets                            20.8                      8.0                    10.0

As of June 30, 2002:
Tangible capital                         $82,668                 $11,393                  $15,191
    to tangible assets                                 10.9 %                    1.5 %                   2.0 %
Core capital                              82,668                  30,267                   37,834
    to adjusted tangible assets                        10.9                      4.0                     5.0
Tier 1 capital                            82,668                  N/A                      24,311
    to risk-weighted assets                            20.4                      N/A                     6.0
Risk-based capital                        87,293                  32,414                   40,518
    to risk-weighted assets                            21.5                      8.0                    10.0


The Bank is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources, or operations of the Bank.

(13)     Fair Value of Financial Instruments

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

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

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at June 30, 2003 and 2002:

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

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

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

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

The carrying amounts and estimated fair values of the Company's financial instruments, including off-balance sheet financial instruments, were at June 30, 2003 and 2002:

                                             June 30, 2003             June 30, 2002
                                         ---------------------     ---------------------
                                         Carrying       Fair       Carrying       Fair
                                          Amount        Value       Amount        Value
                                         --------     --------     --------     --------
                                                      (Dollars in thousands)
Assets:
  Cash and cash equivalents              $ 98,040     $ 98,040     $ 31,986     $ 31,986
  Securities available for sale           291,885      291,885      254,687      254,687
  Securities held to maturity              17,320       17,995       13,973       14,117
  Loans available for sale                  5,293        5,293        1,574        1,574
  Loans, net                              413,799      434,508      443,855      450,273
 Accrued interest receivable                3,520        3,520        4,138        4,138
Liabilities:
  Deposits with no stated maturities      286,849      286,849      223,945      223,945
  Certificates of deposits                299,794      306,152      305,807      309,999
  FHLB Advances                           132,557      127,822       97,824       94,686
  Accrued interest payable                    933          933          868          868

                                         Contract       Fair       Contract       Fair
                                          Amount        Value       Amount        Value
                                         --------     --------     --------     --------
Off balance sheet financial instruments:
Commitments to extend credit             $ (1,645)    $   (483)    $ 40,172     $ 28,974

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

(14)     Comprehensive Income (Loss)

The tax effects allocated to each component of "Other comprehensive income" are as follows:

                                                                          Year ended June 30, 2003
                                                                ---------------------------------------------
                                                                 Before tax          Tax           After tax
                                                                   amount           Effect          Amount
                                                                -----------      -----------      -----------
                                                                            (Dollars in thousands)
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains during the period             $    (1,754)     $       667      $    (1,087)
Reclassification adjustment for gains (losses)                        1,712             (651)           1,061
                                                                -----------      -----------      -----------
      included in net income
Total other comprehensive loss                                  $       (42)     $        16      $       (26)
                                                                ===========      ===========      ===========

                                                                          Year ended June 30, 2002
                                                                ---------------------------------------------
                                                                 Before tax          Tax           After tax
                                                                   amount           Effect          Amount
                                                                -----------      -----------      -----------
                                                                            (Dollars in thousands)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) during the period             $     2,722      $    (1,007)     $     1,715
Reclassification adjustment for gains (losses)                          310             (115)             195
                                                                -----------      -----------      -----------
      included in net income
Total other comprehensive income                                $     3,032      $    (1,122)     $     1,910
                                                                ===========      ===========      ===========

                                                                          Year ended June 30, 2001
                                                                ---------------------------------------------
                                                                 Before tax          Tax           After tax
                                                                   amount           Effect          Amount
                                                                -----------      -----------      -----------
                                                                            (Dollars in thousands)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) during the period             $     3,682      $    (1,362)     $     2,320
Reclassification adjustment for (losses) gains                          (15)               6               (9)
                                                                -----------      -----------      -----------
      included in net income
Total other comprehensive income                                $     3,667      $    (1,356)     $     2,311
                                                                ===========      ===========      ===========

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

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

(16)    Parent Company Financial Information (Willow Grove Bancorp, Inc.)

Condensed Statement of Financial Condition

                                                                       At                At
                                                                 June 30, 2003     June 30, 2002
                                                                 -------------     -------------
                                                                          (Dollars in thousands)
Assets:
  Cash on deposit with subsidiary                                $         559     $         501
  Note receivable from subsidiary                                       27,793            38,015
  Investment in subsidiary                                              88,609            85,646
  Securities (amortized cost of $102 and $150, respectively)               101               126
  Other assets                                                             472               414
                                                                 -------------     -------------
Total assets                                                     $     117,534     $     124,702
                                                                 =============     =============

Liabilities and stockholders' equity:
  Other liabilities                                              $         404     $         333
                                                                 -------------     -------------
Total liabilities                                                          404               333
Total stockholders' equity                                             117,130           124,369
                                                                 -------------     -------------
Total liabilities and stockholders' equity                       $     117,534     $     124,702
                                                                 =============     =============

Condensed Statement of Income

                                                              For the year ended June 30,
                                                   ------------------------------------------------
                                                       2003              2002              2001
                                                   ------------      ------------      ------------
                                                                (Dollars in thousands)
Interest income:
  Interest income on note receivable               $      1,543      $        599      $        573
                                                   ------------      ------------      ------------
Total interest income:                                    1,543               599               573
Non-interest income:
  Realized loss on equity securities                        (48)             (107)             (258)
                                                   ------------      ------------      ------------
Total non-interest income                                   (48)             (107)             (258)
  Equity in undistributed income of subsidiary            6,875             5,522               240
                                                   ------------      ------------      ------------
Total income                                              8,370             6,014               555
                                                   ------------      ------------      ------------
Expense:
  Professional fees                                         253               238               233
  Stationery and printing                                    26                25                38
  Other                                                     306               187               187
                                                   ------------      ------------      ------------
Total expense                                               585               450               458
                                                   ------------      ------------      ------------
Income before taxes                                       7,785             5,564                97
Income tax expense (benefit)                                296                13               (60)
                                                   ------------      ------------      ------------
Net income                                         $      7,489      $      5,551      $        157
                                                   ============      ============      ============

                           Willow Grove Bancorp, Inc.
                   Notes to Consolidated Financial Statements

Condensed Statement of Cash Flows

                                                                   For the year ended June 30,
                                                         ------------------------------------------------
                                                             2003              2002              2001
                                                         ------------      ------------      ------------
                                                                      (Dollars in thousands)
Cash flow from operating activities:
Net income:                                              $      7,489      $      5,551      $        157
Less items not affecting cash flows
Equity in undistributed income of subsidiary                   (6,875)           (5,522)             (240)
Realized loss on securities available for sale                     48                37               258
Decrease (increase) decrease in other assets                      270               257              (114)
(Decrease) increase in other liabilities                           71               (22)              212
                                                         ------------      ------------      ------------
Net cash provided by operating activities                       1,003               301               273
                                                         ------------      ------------      ------------

Cash flows from investing activities:
Capital investment in subsidiary bank                              --           (31,070)               --
Acqusition of securities from bank                                 --                --              (727)
Proceeds from sale of securities available for sale                --               175                37
Net repayment (issuance) of notes receivable                   12,222           (30,344)            3,954
                                                         ------------      ------------      ------------
Net cash provided by investing activities                      12,222           (61,239)            3,264
                                                         ------------      ------------      ------------

Cash flows from financing activities:
Proceeds from stock issuance                                      336            62,141                --
Treasury stock issuances (purchases)                          (10,356)              104            (2,140)
Dividends paid                                                 (3,147)           (1,378)             (914)
                                                         ------------      ------------      ------------
Net cash from financing activities                            (13,167)           60,867            (3,054)
                                                         ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents               58               (71)              483
Cash and cash equivalents at beginning of period                  501               572                89
                                                         ------------      ------------      ------------
Cash and cash equivalents at end of period               $        559      $        501      $        572
                                                         ============      ============      ============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.


Item 9A.  Controls and Procedures

                  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

                  No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The information required herein is incorporated by reference from pages 3-5 and page 15 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on November 12, 2003, which will be filed within 120 days of June 30, 2003 ("Definitive Proxy Statement").

Item 11.  Executive Compensation

         The information required herein is incorporated by reference from pages 7 to 12 of the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information required herein is incorporated by reference from pages 13 to 15 of the Definitive Proxy Statement.

Equity Compensation Plan Information

         The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of June 30, 2003.

                                                                                         Number of securities remaining
                                    Number of securities to be       Weighted average     available for future issuance
                                      issued upon exercise of       exercise price of    (excluding shares reflected in
          Plan Category               outstanding options (1)      outstanding options           the first column)
--------------------------------- ------------------------------- --------------------- --------------------------------
Equity compensation plans
   approved by security holders              1,248,485                  $     9.94                     110,204
Equity compensation plans not
   approved by security holders                     --                         --                           --
                                            ----------                  ----------                  ----------
Total                                        1,248,485                  $     9.94                     110,204
                                            ==========                  ==========                  ==========

-------------------

(1) Includes 312,779 shares granted to directors and employees as of June 30, 2003 and held in the recognition plan trust.

Item 13.  Certain Relationships and Related Transactions

         The information required herein is incorporated by reference from page 11 of the Definitive Proxy Statement.

Item 14.  Principal Accountant Fees and Services

         The information required under Item 9 (e) of Schedule 14A of Regulation S-K is incorporated by reference from page 16 of the Definitive Proxy Statement.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)  Documents Filed as Part of this Report.
               ---------------------------------------

               (1) The following financial statements are incorporated by reference from Item 8 hereof:


                           Independent Auditors' Report
                           Consolidated Statements of Financial Condition Consolidated Statements of Income
                           Consolidated Statements of Changes in Stockholders'
                                    Equity and Comprehensive Income
                           Consolidated Statements of Cash Flows
                           Notes to Consolidated Financial Statements

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

                      Exhibit Index
                      -------------

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

                      10.1          Form of Employment Agreement entered into
                                       between Willow Grove Bank and Frederick
                                       A. Marcell, Jr. (2)
                      10.2          Form of Employment Agreement entered into
                                       between Willow Grove Bank and each of
                                       Joseph M. Matisoff, Christopher E. Bell,
                                       Thomas M. Fewer and John T. Powers (2)
                      10.3          Supplemental Executive Retirement
                                       Agreement (2)
                      10.4          Non-Employee Directors Retirement Plan (3)
                      10.5          1999 Stock Option Plan (4)
                      10.6          1999 Recognition and Retention Plan and
                                       Trust Agreement (4)
                      10.7          Amended Directors and Officers Incentive
                                       Compensation Plan (5)
                      10.8          2002 Stock Option Plan (6)
                      10.9          2002 Recognition and Retention Plan and
                                       Trust Agreement (6)
                      21.0          Subsidiaries of the Registrant - Reference
                                       is made to "Item 1. Business
                                       Subsidiaries" for the required
                                       information
                      23.0          Consent of KPMG LLP
                      31.1          Section 302 Certification of the Chief
                                       Executive Officer
                      31.2          Section 302 Certification of the Chief
                                       Financial Officer
                      32.1          Section 906 Certification of the Chief
                                       Executive Officer
                      32.2          Section 906 Certification of the Chief
                                       Financial Officer

                      -------------------------

                      (1) Incorporated by reference from the Company's Registration Statement on Form S-1 filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106).

                      (2) Incorporated by reference from the registration statement on Form S-1 filed by the Company's predecessor, a federal corporation also known as Willow Grove Bancorp, Inc. (the "Mid-Tier") on September 18, 1998, as amended, and declared effective on November 12, 1998 (Registration No. 333-63737).

                      (3) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002 (SEC File No. 000-49706)

                      (4) Incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed by the Mid-Tier on June 23, 1999 (SEC File No. 000-25191).

                      (5) Incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 30, 2002 (SEC File No. 000-49706).

                      (6) Incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).



          (b)  Reports on Form 8-K

               (1) On April 23, 2003, the Company furnished a Form 8-K that included a press release announcing third quarter results and the declaration of an cash dividend.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Willow Grove Bancorp, Inc.


                  By:      /s/ Frederick A. Marcell Jr.
                           --------------------------------------------
                           Frederick A. Marcell Jr.
                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Lewis W. Hull                                            September 23, 2003
-----------------------------------------------
Lewis W. Hull
Director

/s/ Charles F. Kremp, 3rd                                    September 23, 2003
-----------------------------------------------
Charles F. Kremp 3rd
Director

/s/ William W. Langan                                        September 23, 2003
-----------------------------------------------
William W. Langan
Chairman of the Board

/s/ Rosemary C. Loring                                       September 23, 2003
-----------------------------------------------
Rosemary C. Loring
Director

/s/ Frederick A. Marcell Jr.                                 September 23, 2003
-----------------------------------------------
Frederick A. Marcell Jr.
Director, President and Chief Executive Officer

/s/ A. Brent O'Brien                                         September 23, 2003
-----------------------------------------------
A. Brent O'Brien
Director

/s/ Samuel H. Ramsey, III                                    September 23, 2003
-----------------------------------------------
Samuel H. Ramsey, III
Director

/s/ William B. Weihenmayer                                   September 23, 2003
-----------------------------------------------
William B. Weihenmayer
Director

/s/ Christopher E. Bell                                      September 23, 2003
-----------------------------------------------
Christopher E. Bell
Senior Vice President and Chief Financial Officer (principal financial officer)