Form 10-Q
period 2003-09-30
WILLOW GROVE BANCORP INC/NEW
filed 2003-11-12
CIK 1163428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from to

Commission file number: 0-49706

Willow Grove Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	80-0034942
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Welsh and Norristown Roads, Maple Glen, Pennsylvania 19002
(Address of principal executive offices)

(215) 646-5405
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒       NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

YES  ☒       NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Registrant had 10,231,448 shares of common stock issued and outstanding as of November 11, 2003.

WILLOW GROVE BANCORP, INC.

Willow Grove Bancorp, Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	At September 30, 2003	At June 30, 2003
Assets
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$11,814	$11,084
Interest-earning deposits	50,479	86,956
Total cash and cash equivalents	62,293	98,040
Securities:
Available for sale (amortized cost of $304,966 and $288,893, respectively)	305,266	291,885
Held to maturity (fair value of $17,681 and $17,995, respectively)	17,316	17,320
Loans (net of allowance for loan losses of $5,305 and $5,312, respectively)	418,362	413,799
Loans held for sale	5,176	5,293
Accrued income receivable	3,626	3,520
Property and equipment, net	6,193	6,364
Intangible assets	1,000	1,021
Other assets	11,129	7,882
Total assets	$830,361	$845,124

Liabilities and Stockholders’ Equity
Deposits	$575,914	$586,643
Federal Home Loan Bank advances	139,234	132,557
Advance payments from borrowers for taxes	1,115	2,904
Accrued interest payable	896	933
Other liabilities	4,575	4,957
Total liabilities	721,734	727,994
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,364,374 and 11,363,613 issued at September 30, 2003 and June 30, 2003, respectively)	114	114
Additional paid-in capital	83,648	83,542
Retained earnings-substantially restricted	51,777	51,049
Accumulated other comprehensive income	186	1,855
Treasury stock at cost, 1,133.566 and 656,700 at September 30, 2003 and June 30, 2003, respectively	(18,314)	(10,356)
Unallocated common stock held by
Employee Stock Ownership Plan (ESOP)	(5,843)	(5,959)
Recognition and Retention Plan Trust (RRP)	(2,941)	(3,115)
Total stockholders’ equity	108,627	117,130
Total liabilities and stockholders’ equity	$830,361	$845,124

See accompanying Notes to the Unaudited Consolidated Financial Statements

Willow Grove Bancorp, Inc.

Consolidated Statements of Operations

	For the Three Months Ended September 30,
(Dollars in thousands, except per share data)	2003	2002
Interest and dividend income:
Loans	$7,153	$8,471
Securities, primarily taxable	2,943	3,782
Total interest income	10,096	12,253
Interest expense:
Deposits	2,690	3,572
Borrowings	1,268	1,498
Advance payments from borrowers for taxes	2	3
Total interest expense	3,960	5,073
Net interest income	6,136	7,180
Provision for loan losses	59	330
Net interest income after provision for loan losses	6,077	6,850

Non-interest income:
Service charges and fees	619	472
Realized gain on sale of:
Loans held for sale	239	89
Securities available for sale	415	(23)
Increase in cash surrender value of life insurance	64	—
Loan servicing (loss) income, net	(10)	(43)
Total non-interest income	1,327	495

Non-interest expense:
Compensation and employee benefits	3,226	2,842
Occupancy	368	340
Furniture and equipment	258	232
Federal insurance premium	22	22
Amortization of intangible assets	21	25
Data processing	192	170
Advertising	60	161
Community enrichment	36	31
Deposit account services	223	203
Professional fees	238	128
Other expense	411	438
Total non-interest expense	5,055	4,592

Income before income taxes	2,349	2,753
Income tax expense	728	928
Net Income	$1,621	$1,825

Earnings per share:
Basic	$0.17	$0.17
Diluted	$0.16	$0.17
Cash dividends declared per share	$0.09	$0.07
Weighted average basic shares outstanding	9,456,088	10,374,630
Weighted average diluted shares outstanding	10,028,207	10,685,171

See accompanying Notes to the Unaudited Consolidated Financial Statements

Willow Grove Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended September 30,
(Dollars in thousands)	2003	2002
Net cash flows from operating activities:
Net income	$1,621	$1,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	243	232
Amortization of premium and accretion of discount, net	536	98
Amortization of intangible assets	21	25
Provision for loan losses	59	330
Gain on sale of loans available for sale	(239)	(89)
(Gain) loss on sale of securities available for sale	(415)	23
Decrease in deferred loan fees	314	176
Increase in accrued income receivable	(106)	(183)
(Increase) decrease in other assets	(2,224)	289
(Decrease) increase in accrued interest payable	(37)	215
(Decrease) increase in other liabilities	(382)	483
Expense of ESOP and RRP	428	218
Originations and purchases of loans held for sale	(19,132)	(8,614)
Proceeds from sale of loans held for sale	19,488	9,838
Net cash provided by operating activities	$175	$4,866
Cash flows from investing activities:
Net increase in loans	(4,968)	(17,282)
Purchase of securities available for sale	(91,960)	(66,946)
Proceeds from sales, calls and maturities of securities available for sale	41,349	27,101
Principal repayments of securities available for sale	34,421	10,693
Purchase of property and equipment	(72)	(113)
Net cash used in investing activities	$(21,230)	$(46,547)
Cash flows from financing activities:
Net (decrease) increase in deposits	(10,729)	2,115
Net (decrease) increase in FHLB advances with original maturity less than 90 days	(5,000)	1,000
Increase in FHLB advances with original maturity greater than 90 days	26,917	26,500
Repayment of FHLB advances with original maturity greater than 90 days	(15,240)	(1,509)
Net decrease in advance payments from borrowers for taxes	(1,789)	(2,183)
Dividends paid	(893)	(731)
Purchase of stock for treasury	(7,958)	—
Net cash (used in) provided by financing activities	$(14,692)	$25,192
Net increase in cash and cash equivalents	$(35,747)	$(16,489)
Cash and cash equivalents:
Beginning of period	98,040	31,986
End of period	$62,293	$15,497
Supplemental disclosures of cash and cash flow information:
Interest paid	3,997	5,073
Income taxes paid	1,459	704
Non-cash items:
Change in unrealized gain on securities available for sale (net of taxes of ($65) and ($779) in 2003 and 2002, respectively)	(1,669)	1,270

See accompanying Notes to the Unaudited Consolidated Financial Statements

WILLOW GROVE BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies

Description of Business

Willow Grove Bancorp, Inc. (the “Company”) provides a full range of banking services through its wholly-owned subsidiary, Willow Grove Bank (the “Bank” or  “Willow Grove”) which has 14 branches in Dresher, Willow Grove, Maple Glen, Warminster (2), Hatboro, Huntington Valley, Roslyn, Philadelphia (3 – Somerton, Rhawnhurst and Bustleton), North Wales, Southampton and Holland, Pennsylvania.  All of the branches are full-service and offer commercial and retail banking products and services.  These products include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, business loans, real estate loans, and home equity loans.  The Company is subject to competition from other financial institutions and other companies that provide financial services.  The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

On April 3, 2002 Willow Grove Bank completed its reorganization from the two-tier mutual holding company form of organization to the stock form of organization (the “April 2002 Reorganization”).  The former Willow Grove Bancorp, Inc. was a federally chartered mid-tier mutual holding company with approximately 56.9% of its stock being held by Willow Grove Mutual Holding Company and the remaining 43.1% being held by public shareholders.  As part of the April 2002 Reorganization, the former Willow Grove Bancorp, Inc., the federal corporation was merged into Willow Grove Bank and the current Willow Grove Bancorp Inc., a Pennsylvania corporation was incorporated by the Bank for the purpose of becoming the holding company for the Bank.  Willow Grove Bancorp, Inc., the new Pennsylvania corporation, through a public subscription offering sold 6,414,125 shares of stock at $10.00 per share and issued 4,869,375 shares to the stockholders of Willow Grove Bancorp, Inc., the former federal corporation, which represented an exchange of 2.28019 shares of common stock for each share of the former company.  Willow Grove Bank is now the wholly-owned subsidiary of Willow Grove Bancorp, Inc., the Pennsylvania corporation.   The stock has traded under the symbol “WGBC” for both the former federal corporation and the current Pennsylvania corporation.

In September 2000, Willow Grove Investment Corporation , a Delaware corporation was formed as a wholly owned subsidiary of the Bank to conduct the investment activities of the Bank. In May 2003, Willow Grove Insurance Agency, LLC , a Pennsylvania limited liability company was formed by the Bank to conduct permitted fixed rate annuity transaction activities for the Bank.

2.                                      Basis of Financial Statement Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended June 30, 2003, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 000-49706).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

The Company has prepared its accompanying consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) as applicable to the banking industry.  Certain amounts in prior years are reclassified for comparability to current year’s presentation.  Such reclassifications, when applicable have no effect on net income.  The consolidated financial statements include the balances of the Company and its wholly owned subsidiary.  All material inter-company balances and transactions have been eliminated in consolidation.  References to the Company, include the Bank unless otherwise noted.

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

The Company has two stock-based option plans described more fully in Note 9 of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.  The Company accounts for both plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  As a result, stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended September 30,
(Dollars in thousands), except per share data	2003	2002

Income available to common stockholders	$1,590	$1,813
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(54)	(26)
Pro forma net income	$1,536	$1,787

Earnings per share:
Basic-as reported	$0.17	$0.17
Basic-pro forma	$0.16	$0.17

Diluted-as reported	$0.16	$0.17
Diluted-pro forma	$0.15	$0.17

3.                                      Earnings Per Share

Earnings per share, basic and diluted, were  $0.17 and $0.16, respectively, for the three months ended September 30, 2003, compared to $0.17 basic and diluted for the three months ended September 30, 2002.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the Three Months Ended September 30, 2003
(Dollars in thousands, except per share data)	Basic	Diluted

Net income	$1,621	1,621
Dividends on unvested common stock awards	(31)	(31)
Income available to common stockholders	$1,590	$1,590

Weighted average shares outstanding	9,456,088	9,456,088
Effect of dilutive securities:
Options	—	325,512
Unvested common stock awards	—	246,607
Adjusted weighted average shares used in earnings per share computation	9,456,088	10,028,207

Earnings per share	$0.17	$0.16

	For the Three Months Ended September 30, 2002
(Dollars in thousands, except per share data)	Basic	Diluted

Net income	$1,825	$1,825
Dividends on unvested common stock awards	(12)	(12)
Income available to common stockholders	$1,813	$1,813

Weighted average shares outstanding	10,374,630	10,374,630
Effect of dilutive securities:
Options	—	211,574
Unvested common stock awards	—	98,967
Adjusted weighted average shares used in earnings per share computation	10,374,630	10,685,171

Earnings per share	$0.17	$0.17

4.                                      Loan Portfolio

Information about the Bank’s loan portfolio is presented below as of and for the periods indicated:

	At September 30, 2003		At June 30, 2003
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Mortgage loans:
Single-family residential	$135,563	31.97%	$131,821	31.40%
Commercial real estate and multi-family residential	148,500	35.02	155,892	37.14
Construction	41,492	9.79	36,191	8.62
Home equity	76,973	18.15	72,990	17.39
Total mortgage loans	402,528	94.93	396,894	94.55
Consumer loans	2,069	0.49	2,324	0.55
Commercial business loans	19,412	4.58	20,549	4.90
Total loans receivable	$424,009	100.00%	$419,767	100.00%

Allowance for loan losses	(5,305)		(5,312)
Deferred net loan origination fees	(342)		(656)
Loans receivable, net	$418,362		$413,799

The following is a summary of the activity in the allowance for loan losses for the three months ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,
(Dollars in thousands)	2003	2002

Balance at the beginning of period	$5,312	$4,626
Plus: Provisions for loan losses	59	330
Less charge-offs for:
Mortgage loans	57	—
Consumer loans	—	2
Commercial business loans	24	93
Total charge-offs	81	95
Plus: Recoveries	15	—
Balance at the end of the period	$5,305	$4,861

5.                                      Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at September 30, 2003 and June 30, 2003 are as follows:

	At September 30, 2003
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held to Maturity:
Municipal securities	$17,316	$365	$—	$17,681
Total securities held to maturity	$17,316	$365	$—	$17,681

Available for Sale:
US government agency securities	$108,162	$721	$(567)	$108,316
Mortgage backed securities:
FNMA	106,516	1,154	(638)	107,032
GNMA	12,126	19	(33)	12,112
FHLMC	62,306	331	(597)	62,040
FHLB Stock	9,380	—	—	9,380
Equity securities	6,476	1	(91)	6,386
Total securities available for sale	304,966	2,226	(1,926)	305,266
Total securities	$322,282	$2,591	$(1,926)	$322,947

	At June 30, 2003
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held to Maturity:
Municipal securities	$17,320	$675	$—	$17,995
Total securities held to maturity	$17,320	$675	$—	$17,995

Available for Sale:
US government agency securities	$76,980	$1,225	$—	$78,205
Mortgage backed securities:
FNMA	128,303	2,456	(69)	130,690
GNMA	52,912	365	(1,236)	52,041
FHLMC	14,969	318	—	15,287
FHLB Stock	9,252	—	—	9,252
Equity securities	6,477	—	(67)	6,410
Total securities available for sale	288,893	4,364	(1,372)	291,885
Total securities	$306,213	$5,039	$(1,372)	$309,880

6.                                      Recent Accounting Pronouncements

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FASB Interpretation No. 45)

Requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee.  Effective for financial statements ending March 31, 2003 and thereafter.  The provisions of this Statement had no impact on earnings, financial condition or stockholders’ equity.

Consolidation of Variable Interest Entities- an interpretation of ARB No. 51 (FASB Interpretation No. 46)

Clarifies the application of ARB No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  Applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  Applies to nonpublic enterprises as of the end of the applicable annual period.  Requires that an enterprise review its degree of involvement in a variable interest entity to determine if it is the primary beneficiary of that entity. The provisions of this Statement had no impact on earnings, financial condition or stockholders’ equity.

Amendments of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149)

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities.  This Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process.  This Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative.  This Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003.  The provisions of this Statement had no impact on earnings, financial condition or stockholders’ equity.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150)

In May 2003, the FASB issued SFAS No. 150,  “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003.  The provisions of this Statement had no  impact on earnings, financial condition or stockholders’ equity.

7.                                      Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income.  For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

	For The Three Months Ended September 30,
(Dollars in thousands)	2003	2002

Net income	$1,621	$1,825
Other comprehensive income, net of tax
Unrealized gains on securities available for sale, net of tax
Unrealized holding (loss) gain during the period	(2,084)	1,293
Reclassification adjustment for gains (losses) included in net income	415	(23)
Total other comprehensive (loss) income	(1,669)	1,270
Comprehensive (loss) income	$(48)	$3,095

8.                                      Dividends

On July 29, 2003, the Company declared a cash dividend on its common stock of $0.09 per share, payable on August 15, 2003, to owners of record on August 7, 2003. Additionally, on October 29, 2003, the Company’s Board of Directors declared a $0.09 per share cash dividend payable November 21, 2003 to shareholders of record on November 7, 2003.

9.                                      Guarantees

In the normal course of business, the Company sells loans in the secondary market.  As is customary in such sales, the Company provides indemnification to the buyer under certain circumstances.  This indemnification may include the repurchase of loans by the Company.  In most cases repurchases and losses are rare, and no provision is made for losses at the time of sale.  When repurchases and losses are probable and reasonably estimable, provision is made in the financial statements for such estimated losses.

On May 12, 2003, the Company entered into a sales and servicing master agreement with a Federal Home Loan of Pittsburgh (“FHLB”).  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $303,000.   The Company has sold $8.0 million in loans under this agreement and has a maximum credit risk exposure of $165,000.  The net fair value of the cash flows under this arrangement resulted in the recording of a  $24,000 asset on the Company’s books.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements and information based upon our beliefs as well as assumptions we have made.  In addition, to those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should,” and similar expressions, or the negative thereof, as they relate to us are intended to identify forward-looking statements.  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  We do not intend to update these forward-looking statements.

Results of Operations

General.   Net income for the three-month period ended September 30, 2003 was $1.6 million.  This compares to net income of $1.8 million for the comparable quarter in the prior year.  The Company reported net interest income of $6.1 million for the three months ended September 30, 2003.  This compares to net interest income of $7.2 million for the three months ended September 30, 2002.   The Company’s net interest margin decreased 66 basis points to 3.08% for the three months ended September 30, 2003 from 3.74% for the three months ended September 30, 2002.  The returns on average assets for the three-month periods ended September 30, 2003 and 2002 were 0.78% and 0.92%, respectively.  The returns on average equity for the same periods were 5.74% and 5.87%, respectively.

Net Interest Income.  Net interest income is determined by our average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities) and also the average amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

Net interest income for the three-month period ended September 30, 2003 was $6.1 million.  This compares to net interest income of $7.2 million for the respective prior year period.  For the three-month period ended September 30, 2003, net interest income decreased $1.0 million or 14.5%, over the comparable three-month period of the prior year.  Net interest income declined primarily as a result of the reduction in total interest income, due primarily to the decline in interest rates on interest-earning assets, which was greater than the reduction in interest expense.  For the three-month period ended September 30, 2003 the Company’s interest rate spread decreased 45 basis points to 2.59% compared to 3.04% at September 30, 2002.

Average interest-earning assets increased $32.7 million or 4.2% for the three-month period ended September 30, 2003 compared to the respective prior year period.  Average interest-bearing liabilities for the three-month period ended September 30, 2003 increased  $36.8 million or 6.1% over the comparable prior year period.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 125.29% at September 30, 2003 compared to an average 127.52% for the three-month period ended September 30, 2002.   The Company’s net interest margin decreased 66 basis points to 3.08% for the three months ended September 30, 2003 from 3.74% for the three months ended September 30, 2002. The decrease in net interest margin was primarily a result of the combination of a decline in net interest income and in the ratio of average interest-earning assets to average interest-bearing liabilities.

The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month periods ended September 30, 2003 and 2002.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 31.0% and 33.7% effective rate has been used for the three months ended September 30, 2003 and 2002, respectively.  The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons.  A GAAP reconciliation also is included below.

	For The Three Months Ended
	September 30, 2003			September 30, 2002
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans receivable:
Mortgage loans	$395,652	$6,815	6.86%	$426,171	$8,002	7.48%
Consumer loans	2,403	43	7.12	10,223	121	4.70
Commercial business loans	20,053	295	5.85	19,523	348	7.07
Total loans	418,108	7,153	6.82	455,917	8,471	7.40
Securities - taxable	306,784	2,615	3.39	274,865	3,520	5.08
Securities - nontaxable - adjusted to a taxable equivalent yield	17,380	284	6.50	16,123	247	6.08
Other interest-earning assets	60,100	126	0.83	22,807	91	1.58
Total interest-earning assets	802,372	10,178	5.05	769,712	12,329	6.37
Non-interest-earning assets	23,125			17,084
Total assets	$825,497			$786,796

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$132,201	$303	0.91%	$95,814	$365	1.51%
Savings accounts	88,559	179	0.80	74,717	267	1.42
Certificates of deposit	293,397	2,208	2.99	307,876	2,940	3.79
Total deposits	514,157	2,690	2.08	478,407	3,572	2.96
Total borrowings	124,237	1,268	4.06	122,618	1,498	4.85
Total escrows	2,031	2	0.39	2,557	3	0.47
Total interest-bearing liabilities	640,425	3,960	2.46	603,582	5,073	3.33
Non-interest-bearing liabilities	72,653			59,826
Total liabilities	713,078			663,408
Total stockholders’ equity	112,419			123,388
Total liabilities and stockholders’ equity	$825,497			$786,796

Net interest-earning assets	$161,947			$166,130
Net interest income		$6,218			$7,256
Net interest rate spread			2.59%			3.04%
Net interest margin			3.08%			3.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.29%			127.52%

Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	For the Three Months Ended September 30,
	2003		2002
(Dollars in thousands)	Interest	Average Yield/Cost	Interest	Average Yield/Cost

Securities - nontaxable	$202	4.62%	$171	4.21%
Tax equivalent adjustments	82		76
Securities - non taxable to a taxable equivalent yield	$284	6.50%	$247	6.08%

Net interest income	$6,136		$7,180
Tax equivalent adjustment	82		76
Net interest income, tax equivalent	$6,218		$7,256
Net interest rate spread, no tax adjustment		2.55%		3.00%
Net interest margin, no tax adjustment		3.04%		3.70%

Interest Income.  Interest income on loans decreased $1.3 million, or 15.6% for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002.  The overall decrease in average balance of loans combined with an overall decrease in average yields earned for the three-month period ended September 30, 2003 accounted for the decline in interest income compared to the similar prior year period.  Interest income on securities decreased $839,000, or 22.2% (adjusting our tax-exempt securities to 6.50% on a tax equivalent basis) for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002.  Overall increases in the average balance of securities were offset by the decrease of 169 basis points in average yields earned on taxable securities for the three-month period ended September 30, 2003 compared to the three-month period ended September 30, 2002.

Interest Expense.  Interest expense on deposit accounts decreased $882,000, or 24.7% for the three-month period ended September 30, 2003 compared to the similar prior year period.  The increase in average balances of deposits was more than offset by the decrease in average rates paid on deposits.  The decrease in average rates paid  on deposit accounts combined with a decrease in the average balance of higher cost certificates of deposit was primarily responsible for the overall decrease in interest expense.   Interest expense on borrowings decreased $230,000, or 15.4% for the three-month period ended September 30, 2003 compared to the similar prior year period.  The decrease was primarily a result of the decrease in average borrowing rates offsetting the increase in average balance of borrowings.

Provision for Loan Losses.  The Company’s provision for loan losses decreased $271,000, or 82.1% to $59,000 for the three months ended September 30, 2003 compared to $330,000 for the corresponding prior fiscal period. The Company’s allowance for loan losses as a percentage of its loan portfolio decreased to 1.25% at September 30, 2003 compared to 1.27% at June 30, 2003.  While the Company’s general provision declined during the quarter, the Company also established a $510,000 specific reserve on a commercial business loan to a customer who has combined commercial loan balances with the Bank aggregating $953,000.  The customer, which has had a loan relationship with the Bank in excess of five years, is currently experiencing financial difficulties.  The Company is carefully monitoring these loans.  More than offsetting the specific reserve was the positive impact on the valuation allowance resulting from an upgrade in the Bank’s classification of two commercial real-estate loans whose balances aggregated $6.9 million and whose identified deficiencies which resulted in the original classification were cured during the quarter.  Provisions for loan losses are based primarily upon the Company’s regular review of the credit quality of its loan portfolio, the net charge-offs during the period and other factors.  We believe, to the best of our knowledge, that the allowance for loan loss was adequate at September 30, 2003 and represents at such date all known and inherent loses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

Non-Interest Income.  Non-interest income increased $832,000, or 168.1% to $1.3 million for the three-month period ended September 30, 2003 compared to $495,000 for the similar prior year period.  The increase was primarily a result of the Company’s gains on sales of loans and securities, service charges and fees, and  an increase in the cash surrender value of bank owned life insurance during the first quarter of fiscal 2004.  For the three months ended September 30, 2003, the Company realized $415,000 in gains on the sale of securities compared to a $23,000 loss on securities sales in the comparable prior year period.  Gains on sale of securities were obtained by taking advantage of certain market opportunities.  During the three months ended September 30, 2003, the Company recognized $239,000 in gains from the sale of loans compared to $89,000 for the three months ended September 30, 2002.  During the three months ended September 30, 2003, service charges and fees increased $147,000, or 31.1% to $619,000 primarily as a result of increased non-traditional product sales and loan prepayment penalties.

Non-Interest Expense.  Non-interest expense increased $463,000, or 10.1% to $5.1 million for the three-month period ended September 30, 2003 compared to $4.6 million for the similar prior year period.  The increase was primarily a result of the Company’s increase in compensation and benefits expense, personnel costs, and employee stock ownership plan (“ESOP”) and Recognition and Retention Plan (“RRP”) expenses.  The Company’s ESOP expense increased $79,000, or 44.8% to $256,000 for the three months ended September 30, 2003 compared to ESOP expense of $177,000 for the similar prior year period.  The increase in ESOP expense was primarily the result of market price appreciation of the Company’s common stock.  RRP expense increased $131,000, or 323.0% to $172,000 for the three months ended September 30, 2003 compared to RRP expense of $41,000 for the three months ended September 30, 2002 due to shares allocated from the 2002 RRP Trust. For the three months ended September 30, 2003 non-interest expense was impacted by the operation of our fourteenth banking office, resulting in additional compensation expense of $71,000 and occupancy costs of $34,000.  Recognized in professional fees during the three months ended September 30, 2003 were charges totaling $119,000 associated with the Company’s assessment of the potential acquisition of another financial institution which management ultimately determined not to pursue.   Additionally, other expenses increased due to general increases in back office operations.

Income Tax Expense.  The provision for income taxes for the three-month period ended September 30, 2003 was $728,000 compared to $928,000 for the similar prior year three-month period.  The decrease in provision for taxes for the three-month period ended September 30, 2003 primarily related to a decrease in the pre-tax income.  The effective tax rate for the three-month periods ended September 30, 2003 and 2002 was 31.0% and 33.7%, respectively.

Changes in Financial Condition

General.  Total assets of the Company decreased by $14.8 million, or 1.7% to $830.4 million at September 30, 2003 compared to $845.1 million at June 30, 2003.  The decrease in assets primarily resulted from a decline in cash and cash equivalents of $35.7 million or 56.5%.  Securities available for sale and held to maturity increased a combined $13.5 million, or 4.3%, although securities held to maturity decreased slightly during the quarter ended September 30, 2003.  Net loans increased $4.6 million, or 1.1% from $413.8 million at June 30, 2003 to $418.4 million at September 30, 2003 due to increases in the single-family residential mortgage, home equity, and construction loan portfolios. Total liabilities amounted to $721.7 million at September 30, 2003, a decrease of $6.3 million, or less than one percent from June 30, 2003.  Deposits decreased $10.7 million, or 1.8% to $575.9 million, with core deposits increasing $5.2 million, or 1.8%, to $292.0 million, while borrowings increased $6.7 million, or 5.0% from June 30, 2003.  Total stockholders’ equity decreased $8.5 million to $108.6 million at September 30, 2003.  The change in stockholders’ equity was primarily the result of the repurchase of 476,866 shares of Company common stock in the open market at an aggregate cost of $8.0 million.

Cash and Cash Equivalents.  Cash and cash equivalents amounted to $62.3 million and $98.0 million at September 30, 2003 and June 30, 2003, respectively.  Cash and cash equivalents decreased during the period as funds were utilized to purchase additional securities, fund loan originations and repurchase Company stock.

Assets Available or Held for Sale.  At September 30, 2003, securities classified available for sale and loans classified held for sale amounted to $305.3 million and $5.2 million, respectively.  This compares to $291.9 million in available for sale securities and $5.3 million in held for sale loans at June 30, 2003.  The increase of $13.4 million, or 4.6%, in available for sale securities was part of the Company’s investment strategy to increase its securities portfolio in its continuing efforts to increase net profits without exposing the Company to unnecessary risk. At September 30, 2003, the Company had unrealized gains on available for sale securities of $186,000, net of unrealized losses, compared to unrealized gains on available for sale securities of $1.9 million at June 30, 2003.  The decrease in unrealized gains was primarily a result of a general increase in overall market rates of interest.

Loans.  The net loan portfolio of the Company increased $4.6 million, or 1.1% from $413.8 million at June 30, 2003 to $418.4 million at September 30, 2003.  The increase in the Company’s net loan portfolio was due, in part, to an increase in the single-family residential mortgage, home equity and construction loan portfolios.

During the three-months ended September 30, 2003, the Company’s construction loans increased $5.3 million, or 14.6%, home equity loans increased $4.0 million, or 5.5%, and single-family residential loans increased $3.7 million, or 2.8%. Partially offsetting these increases were declines of $7.4 million, or 4.7% in commercial and multi-family real estate loans, $1.1 million, or 5.5% in commercial business loans, and $255,000, or 11.0% in consumer loans. Recent changes in the mix of the Company’s loan portfolio reflect the Company’s continuing efforts to diversify its loan portfolio and increase its holdings in loans that generally have higher yields and shorter terms to maturity and/or repricing than single-family residential mortgage loans.  While management has made certain improvements to the Company’s commercial lending function over the past year and it anticipates gradually re-entering the market for commercial business loans in excess of $250,000 that are deemed to have very strong credit quality, there were no commercial business loans originated in excess of $250,000 during the quarter ended September 30, 2003.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	At September 30, 2003	At June 30, 2003

Accruing loans past due 90 days or more:
Real estate	$192	$367
Commercial business loans	—	147
Total	192	514
Non-accrual loans:
Mortgage loans
Single-family residential	1,079	1,064
Commercial real estate and multi-family residential	48	48
Construction	—	—
Home Equity	68	236
Consumer loans	6	7
Commercial business loans	1,252	360
Total	2,453	1,715

Performing troubled debt restructurings	1,454	1,463
Total non-performing loans	4,099	3,692
Other real estate owned, net	344	391
Total non-performing assets	$4,443	$4,083
Non-performing loans to total loans, net of deferred fees	0.97%	0.88%
Non-performing assets to total assets	0.54%	0.48%

Total non-performing assets increased $360,000, or 8.8%, to $4.4 million at September 30, 2003 compared to $4.1 million June 30, 2003.  The increase was primarily related to an increase in a non-performing commercial business loan.

Intangible Assets. The amount of our intangible assets totaled $1.0 million, for both September 30, 2003 and June 30, 2003.  Our intangible assets include a core deposit intangible and an unidentified intangible asset, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition, which occurred in 1994.  The core deposit intangible is being amortized over a 12-year life.  At September 30, 2003 the Company had goodwill of $848,000, which is periodically measured for impairment.

Deposits.  The Company’s total deposits decreased by $10.7 million to $575.9 million at September 30, 2003 compared to $586.6 million at June 30, 2003.  At September 30, 2003, checking and money market accounts increased $3.6 million, or 1.8% to $204.0 million compared to $200.4 million at June 30, 2003, and savings accounts increased $1.6 million, or 1.8% to $88.0 million compared to $86.4 million at June 30, 2003.  At September 30, 2003, certificates of deposits, which comprise the largest component of our deposit portfolio, amounted to $283.9 million or 49.3% of our deposit portfolio, a decrease of $15.9 million from $299.8 million or 51.1% of total deposits at June 30, 2003.  We believe the changes in our deposit portfolio are due to our efforts to increase core deposit accounts and balances through targeting marketing of those products as well as many depositor’s unwillingness to invest in longer-term certificate of deposit accounts in the current low interest rate environment.

Federal Home Loan Bank Advances. We use advances from the FHLB of Pittsburgh as an additional source of funds to meet our loan demand, as leverage to fund certain revenue enhancing investment strategies and for other asset/liability management purposes.  At September 30, 2003, the total amount of these borrowings outstanding was $139.2 million, which is a $6.6 million or 5.0% increase from the $132.6 million outstanding at June 30, 2003.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $108.6 million, or 13.1% of assets at September 30, 2003 compared to $117.1 million or 13.9% of total assets at June 30, 2003, a decrease of $8.5 million, or 7.3%.  Changes in stockholders’ equity reflect net income of $1.6 million during the first fiscal quarter, as well as a decrease of $1.7 million in accumulated other comprehensive income, primarily as a result of the general increases in overall market rates.  The decrease in stockholders’ equity was primarily the result of the repurchase of 476,866 shares of Company stock at a cost of $8.0 million during the three months ended September 30, 2003.   The Company paid a cash dividend of $0.09 per share during the quarter ended September 30, 2003.  These regular dividends totaled $893,000 during the quarter.

Liquidity and Commitments

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities.  The Company’s primary sources of funds are deposits, amortizations, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations.  The Company also utilizes borrowings, generally in the form of FHLB advances, as a source of funds.  While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  In addition, the Company invests excess funds in short-term interest-earning assets which provide liquidity to meet lending requirements.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  At September 30, 2003, the total approved investment and loan origination commitments outstanding amounted to $55.8 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2003 totaled $193.8 million.  Based on historical experience, management believes that a significant portion of maturing certificates of deposit will remain with the Company, although the trend during the quarter ended September 30, 2003, was toward checking and money market accounts.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $426.7 million as of September 30, 2003, based on qualifying collateral.   The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

At September 30, 2003, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2003
Tangible capital (to tangible assets)	$81,832	9.9%	$12,461	1.5%	$16,615	2.0%
Core capital (to adjusted tangible assets)	81,832	9.9%	33,182	4.0%	41,477	5.0%
Tier I capital (to risk-weighted assets)	81,832	18.7%	N/A	N/A	26,159	6.0%
Risk-based capital (to risk-weighted assets)	86,972	20.0%	34,878	8.0%	43,598	10.0%

As of June 30, 2003
Tangible capital (to tangible assets)	$85,732	10.2%	$12,685	1.5%	$16,914	2.0%
Core capital (to adjusted tangible assets)	85,732	10.2%	33,712	4.0%	42,284	5.0%
Tier I capital (to risk-weighted assets)	85,732	19.6%	N/A	N/A	26,234	6.0%
Risk-based capital (to risk-weighted assets)	91,044	20.8%	34,978	8.0%	43,723	10.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to stockholders for the year ended June 30, 2003.  Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity.  Management closely monitors interest rate risk and takes appropriate short-term actions to maintain this risk at acceptable levels while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets.  Based on, among other factors, such reviews, management believes that there are no material changes in the market risk of the Company’s asset and liability position since June 30, 2003.

Item 4.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item l.                                       Legal Proceedings

Brenda DiCicco v. Willow Grove Bank, (United States District Court, Eastern District of Pennsylvania).  On October 11, 2002, a lawsuit was filed against Willow Grove Bank by Ms. DiCicco in her individual capacity as president and sole shareholder of ATS Products Corp. (“ATS”) alleging eight causes of action related to a line of credit between the Bank and ATS.  The complaint has since been amended to add Mr. Marcell and one present and one former employee of the Bank as defendants.  The causes of action are: breach of contract, breach of oral contract, fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, conversion and negligence.  The plaintiff seeks a multi-million dollar recovery for compensatory damages , punitive damages, attorney fees and costs.  ATS previously filed suit against the Bank in the U.S. Bankruptcy Court averring similar causes of action.  The Bank is vigorously defending the claims made by the plaintiff in both suits and believes that those claims are without merit.

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

Other than the above referenced litigation, the Company is involved in various legal proceedings occurring in the ordinary course of business.  Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Company.  There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company’s interests and have a material adverse effect on the financial condition and operations of the Company.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	List of Exhibits (filed herewith unless otherwise noted)

Exhibit No.	Description
2.1	Plan of Conversion and Agreement and Plan of Reorganization (1)
3.1	Articles of Incorporation of Willow Grove Bancorp, Inc. (1)
3.2	Bylaws of Willow Grove Bancorp, Inc. (1)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc. (1)
10.1	Form of Employment Agreement entered into between Willow Grove Bank and Frederick A. Marcell Jr. (2)
10.2	Form of Employment Agreement entered into between Willow Grove Bank and each of Joseph M. Matisoff, Christopher E. Bell, Thomas M. Fewer and John T. Powers (2)
10.3	Supplemental Executive Retirement Agreement (2)
10.4	Non-Employee Director’s Retirement Plan (3)
10.5	1999 Stock Option Plan (4)
10.6	1999 Recognition and Retention Plan and Trust Agreement (4)
10.7	Amended Directors and Officers Incentive Compensation Plan (5)
10.8	2002 Stock Option Plan (6)
10.9	2002 Recognition and Retention Plan and Trust Agreement (6)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

(1)                                                     Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106).

(2)                                                     Incorporated by reference from the registration statement on Form S-1, filed by the Company’s predecessor, a federal corporation also known as Willow Grove Bancorp, Inc (the “Mid-Tier”) on September 18, 1999, as amended, and declared effective on November 12, 1998 (Registration No. 333-63737).

(3)                                                     Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002 (SEC File No. 000-49706).

(4)                                                     Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A  filed by the Mid-Tier on June 23, 1999 (SEC File No. 000-25191).

(5)                                                     Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 30, 2002 (SEC File No. 000-49706).

(6)                                                     Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(b)                                 Reports on Form 8-K:

A Current Report on Form 8-K was filed by the Company on July 31, 2003 with respect to the Company’s press release announcing earnings results for the period ended June 30, 2003 and a declaration of an increased cash dividend, under Item 12.  A current report on Form 8-K was filed by the Company on September 16, 2003 with respect to the Company’s press release announcing completion of the share repurchase program, under Item 5.

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOW GROVE BANCORP, INC.

Date: November 11, 2003		By:	/s/ Frederick A. Marcell Jr.
Frederick A. Marcell Jr.
President and Chief Executive Officer

Date: November 11, 2003	By:	/s/ Christopher E. Bell
Christopher E. Bell
Chief Financial Officer