Form 10-Q
period 2003-12-31
WILLOW GROVE BANCORP INC/NEW
filed 2004-02-12
CIK 1163428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from to

Commission file number: 0-49706

Willow Grove Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	80-0034942
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The Registrant had 10,283,034 shares of common stock issued and outstanding as of February 12, 2004.

WILLOW GROVE BANCORP, INC.

Willow Grove Bancorp, Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	At December 31, 2003	At June 30, 2003

Assets
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$8,945	$11,084
Interest-earning deposits	28,161	86,956
Total cash and cash equivalents	37,106	98,040
Securities:
Available for sale (amortized cost of $296,922 and $288,893, respectively)	297,431	291,885
Held to maturity (fair value of $26,264 and $17,995, respectively)	25,849	17,320
Loans (net of allowance for loan losses of $5,515 and $5,312, respectively)	451,272	413,799
Loans held for sale	3,785	5,293
Accrued income receivable	3,570	3,520
Property and equipment, net	6,165	6,364
Intangible assets	979	1,021
Other assets	10,569	7,882
Total assets	$836,726	$845,124

Liabilities and Stockholders’ Equity
Deposits	$562,358	$586,643
Federal Home Loan Bank advances	157,474	132,557
Advance payments from borrowers for taxes	2,181	2,904
Accrued interest payable	818	933
Other liabilities	4,012	4,957
Total liabilities	726,843	727,994
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,380,304 and 11,363,613 issued at December 31, 2003 and June 30, 2003, respectively)	114	114
Additional paid-in capital	83,862	83,542
Retained earnings-substantially restricted	52,401	51,049
Accumulated other comprehensive income	315	1,855
Obligation of deferred compensation plan	525	—
Treasury stock at cost, 1,164,962 and 656,700 at December 31, 2003 and June 30, 2003, respectively	(18,839)	(10,356)
Unallocated common stock held by
Employee Stock Ownership Plan (ESOP)	(5,728)	(5,959)
Recognition and Retention Plan Trust (RRP)	(2,767)	(3,115)
Total stockholders’ equity	109,883	117,130
Total liabilities and stockholders’ equity	$836,726	$845,124

See accompanying Notes to the Unaudited Consolidated Financial Statements

Willow Grove Bancorp, Inc.

Consolidated Statements of Operations

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Interest and dividend income:
Loans	$7,252	$8,587	$14,405	$17,058
Securities, primarily taxable	2,945	3,447	5,888	7,229
Total interest income	10,197	12,034	20,293	24,287
Interest expense:
Deposits	2,376	3,253	5,065	6,825
Borrowings	1,379	1,528	2,648	3,026
Advance payments from borrowers for taxes	1	2	3	5
Total interest expense	3,756	4,783	7,716	9,856
Net interest income	6,441	7,251	12,577	14,431
Provision for loan losses	101	422	160	752
Net interest income after provision for loan losses	6,340	6,829	12,417	13,679

Non-interest income:
Service charges and fees	568	445	1,188	916
Realized gain on sale of:
Loans held for sale	111	171	350	260
Securities available for sale	95	30	510	7
Increase in cash surrender value of life insurance	65	—	129	—
Loan servicing (loss) income, net	(11)	4	(22)	(39)
Total non-interest income	828	650	2,155	1,144

Non-interest expense:
Compensation and employee benefits	3,116	2,858	6,342	5,699
Occupancy	364	351	730	690
Furniture and equipment	250	250	510	483
Federal insurance premium	22	22	44	44
Amortization of intangible assets	21	26	42	51
Data processing	191	166	383	337
Advertising	234	107	294	268
Community enrichment	25	43	61	73
Deposit account services	227	203	451	406
Professional fees	187	134	425	262
Other expense	430	472	840	910
Total non-interest expense	5,067	4,632	10,122	9,223

Income before income taxes	2,101	2,847	4,450	5,600
Income tax expense	626	933	1,354	1,861
Net Income	$1,475	$1,914	$3,096	$3,739

Earnings per share:
Basic	$0.16	$0.19	$0.33	$0.36
Diluted	$0.15	$0.18	$0.31	$0.34
Cash dividends declared per share	$0.09	$0.07	$0.18	$0.14
Weighted average basic shares outstanding	9,246,907	10,306,187	9,228,553	10,326,453
Weighted average diluted shares outstanding	9,791,502	10,789,005	9,779,159	10,868,703

See accompanying Notes to the Unaudited Consolidated Financial Statements

Willow Grove Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended December 31,
(Dollars in thousands)	2003	2002
Net cash flows from operating activities:
Net income	$3,096	$3,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	489	464
Amortization of premium and accretion of discount, net	813	455
Amortization of intangible assets	42	51
Provision for loan losses	160	752
Gain on sale of loans available for sale	(350)	(260)
Gain on sale of securities available for sale	(510)	(7)
(Increase) decrease in deferred loan fees	(35)	350
Increase (decrease) in accrued income receivable	(50)	54
Increase in other assets	(1,743)	(220)
(Decrease) increase in accrued interest payable	(115)	177
(Decrease) increase in other liabilities	(945)	1,192
Expense of ESOP and RRP	738	503
Originations and purchases of loans held for sale	(32,587)	(30,153)
Proceeds from sale of loans held for sale	34,445	24,185
Net cash provided by operating activities	$3,448	$1,282
Cash flows from investing activities:
Net increase in loans	(37,438)	(21,488)
Purchase of securities available for sale	(116,600)	(110,146)
Purchase of securities held to maturity	(8,000)	—
Proceeds from sales, calls and maturities of securities available for sale	51,349	60,651
Principal repayments of securities available for sale	56,390	31,168
Purchase of property and equipment	(290)	(440)
Net cash used in investing activities	$(54,589)	$(40,255)
Cash flows from financing activities:
Net (decrease) increase in deposits	(24,285)	12,420
Net (decrease) increase in FHLB advances with original maturity less than 90 days	(5,000)	750
Increase in FHLB advances with original maturity greater than 90 days	46,917	35,750
Repayment of FHLB advances with original maturity greater than 90 days	(17,000)	(3,097)
Net decrease in advance payments from borrowers for taxes	(723)	(685)
Dividends paid	(1,744)	(1,463)
Acquisition of stock for Recognition and Retention Plan	—	(3,194)
Purchase of stock for treasury	(7,958)	—
Net cash (used in) provided by financing activities	$(9,793)	$40,481
Net increase in cash and cash equivalents	$(60,934)	$1,508
Cash and cash equivalents:
Beginning of period	98,040	31,986
End of period	$37,106	$33,494
Supplemental disclosures of cash and cash flow information:
Interest paid	7,831	9,679
Income taxes paid	2,718	1,248
Non-cash items:
Change in unrealized gain on securities available for sale (net of taxes of ($946) and ($745) in 2003 and 2002, respectively)	(1,540)	1,215

See accompanying Notes to the Unaudited Consolidated Financial Statements

WILLOW GROVE BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             Summary of Significant Accounting Policies

Description of Business

Willow Grove Bancorp, Inc. (the “Company”) provides a full range of banking services through its wholly-owned subsidiary, Willow Grove Bank (the “Bank” or  “Willow Grove”) which has 14 branches in Dresher, Willow Grove, Maple Glen, Warminster (2), Hatboro, Huntington Valley, Roslyn, Philadelphia (3 – Somerton, Rhawnhurst and Bustleton), North Wales, Southampton and Holland, Pennsylvania.  All of the branches are full-service and offer commercial and retail banking products and services.  These products include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, business loans, real estate loans, and home equity loans.  The Company is subject to competition from other financial institutions and other companies that provide financial services.  The Company is subject to the regulations of certain federal banking agencies and undergoes periodic examinations by those regulatory authorities.

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

In September 2000, Willow Grove Investment Corporation , a Delaware corporation was formed as a wholly owned subsidiary of the Bank to conduct the investment activities of the Bank. In May 2003, Willow Grove Insurance Agency, LLC , a Pennsylvania limited liability company was formed by the Bank to engage in sales of fixed-rate annuity products for the Bank.

2.             Basis of Financial Statement Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).  However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended June 30, 2003, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 (File No. 000-49706).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2004.

The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the banking industry.  Certain amounts in prior years are reclassified for comparability to current year’s presentation.  Such reclassifications, when applicable have no effect on net income.  The consolidated financial statements include the balances of the Company and its wholly owned subsidiary.  All material inter-company balances and transactions have been eliminated in consolidation.  References to the Company, include the Bank unless otherwise noted.

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

3.             Earnings Per Share

Earnings per share, basic and diluted, were  $0.16 and $0.15, respectively, for the three months ended December 31, 2003, compared to $0.19 and $0.18 for the three months ended December 31, 2002, respectively.  Earnings per share, basic and diluted, were $0.33 and $0.31, for the six months ended December 31, 2003, respectively, compared to  $0.36 and $0.34 for the six months ended December 31, 2002, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the Three Months Ended December 31, 2003		For the Six Months Ended December 31, 2003
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$1,475	1,475	$3,096	3,096
Dividends on unvested common stock awards	(28)	(28)	(59)	(59)
Income available to common stockholders	$1,447	$1,447	$3,037	$3,037

Weighted average shares outstanding	9,246,907	9,246,907	9,228,553	9,228,553
Effect of dilutive securities:
Options	—	319,331	—	325,342
Unvested common stock awards	—	225,264	—	225,264
Adjusted weighted average shares used in earnings per share computation	9,246,907	9,791,502	9,228,553	9,779,159

Earnings per share	$0.16	$0.15	$0.33	$0.31

	For the Three Months Ended December 31, 2002		For the Six Months Ended December 31, 2002
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$1,914	$1,914	$3,739	$3,739
Dividends on unvested common stock awards	(6)	(6)	(18)	(18)
Income available to common stockholders	$1,908	$1,908	$3,721	$3,721

Weighted average shares outstanding	10,306,187	10,306,187	10,326,453	10,326,453
Effect of dilutive securities:
Options	—	139,147	—	198,579
Unvested common stock awards	—	343,671	—	343,671
Adjusted weighted average shares used in earnings per share computation	10,306,187	10,789,005	10,326,453	10,868,703

Earnings per share	$0.19	$0.18	$0.36	$0.34

The Company has two stock-based option plans described more fully in Note 9 of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.  The Company accounts for both plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  As a result, stock based employee compensation cost is not reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands), except per share data	2003	2002	2003	2002

Income available to common stockholders	$1,447	$1,908	$3,037	$3,721
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(77)	(44)	(153)	(70)
Pro forma net income	$1,370	$1,864	$2,884	$3,651

Earnings per share:
Basic-as reported	$0.16	$0.19	$0.33	$0.36
Basic-pro forma	$0.15	$0.17	$0.31	$0.35

Diluted-as reported	$0.15	$0.18	$0.31	$0.34
Diluted-pro forma	$0.14	$0.17	$0.30	$0.34

4.             Loan Portfolio

Information about the Bank’s loan portfolio is presented below as of and for the periods indicated:

	At December 31, 2003		At June 30, 2003
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Mortgage loans:
Single-family residential	$155,602	31.97%	$131,821	31.40%
Commercial real estate and multi-family residential	158,335	35.02	155,892	37.14
Construction	45,556	9.79	36,191	8.62
Home equity	79,650	18.15	72,990	17.39
Total mortgage loans	439,143	94.93	396,894	94.55
Consumer loans	1,772	0.49	2,324	0.55
Commercial business loans	16,493	4.58	20,549	4.90
Total loans receivable	$457,408	100.00%	$419,767	100.00%

Allowance for loan losses	(5,515)		(5,312)
Deferred net loan origination fees	(621)		(656)
Loans receivable, net	$451,272		$413,799

The following is a summary of the activity in the allowance for loan losses for the six months ended December 31, 2003 and 2002:

	For the Six Months Ended December 31,
(Dollars in thousands)	2003	2002

Balance at the beginning of period	$5,312	$4,626
Plus: Provisions for loan losses	160	752
Less charge-offs for:
Mortgage loans	57	—
Consumer loans	—	2
Commercial business loans	24	93
Total charge-offs	81	95
Plus: Recoveries	124	—
Balance at the end of the period	$5,515	$5,283

5.             Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at December 31, 2003 and June 30, 2003 are as follows:

	At December 31, 2003
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held to Maturity:
Municipal securities	$17,849	$386	$—	$18,235
US government agency securities	8,000	33	(4)	8,029
Total securities held to maturity	$25,849	$419	$(4)	$26,264

Available for Sale:
US government agency securities	$95,263	$512	$(559)	$95,216
Mortgage backed securities:
FNMA	100,986	1,150	(404)	101,732
GNMA	11,011	21	(73)	10,959
FHLMC	73,103	430	(501)	73,032
FHLB Stock	9,871	—	—	9,871
Equity securities	6,688	—	(67)	6,621
Total securities available for sale	296,922	2,113	(1,604)	297,431
Total securities	$322,771	$2,532	$(1,608)	$323,695

	At June 30, 2003
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held to Maturity:
Municipal securities	$17,320	$675	$—	$17,995
Total securities held to maturity	$17,320	$675	$—	$17,995

Available for Sale:
US government agency securities	$76,980	$1,225	$—	$78,205
Mortgage backed securities:
FNMA	128,303	2,456	(69)	130,690
GNMA	52,912	365	(1,236)	52,041
FHLMC	14,969	318	—	15,287
FHLB Stock	9,252	—	—	9,252
Equity securities	6,477	—	(67)	6,410
Total securities available for sale	288,893	4,364	(1,372)	291,885
Total securities	$306,213	$5,039	$(1,372)	$309,880

6.             Recent Accounting Pronouncements

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FASB Interpretation No. 45”)

Requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee.  Effective for financial statements ending March 31, 2003 and thereafter.  The provisions of this Statement had no impact on the Company’s earnings, financial condition or stockholders’ equity.

Consolidation of Variable Interest Entities- an interpretation of ARB No. 51 (“FASB Interpretation No. 46”)

Clarifies the application of ARB No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  Applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003.  Applies to nonpublic enterprises as of the end of the applicable annual period.  Requires that an enterprise review its degree of involvement in a variable interest entity to determine if it is the primary beneficiary of that entity. The provisions of this Statement had no impact on the Company’s earnings, financial condition or stockholders’ equity.

Consolidation of Variable Interest Entities- an interpretation of ARB No. 51 (“FASB Interpretation No. 46R”)

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46 Revised (“FIN 46R”), issued in December 2003, replaces FIN 46.  FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends December 15, 2003.  For any variable interest entities that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the variable interest entities initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of any accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entities.  The provisions of the statement had no impact on the Company’s earnings, financial condition, or stockholders’ equity.

Amendments of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”)

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities.  This Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process.  This Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative.  This Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003.  The provisions of this Statement had no impact on the Company’s earnings, financial condition or stockholders’ equity.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003.  The provisions of this Statement had no impact on the Company’s earnings, financial condition or stockholders’ equity.

7.             Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income.  For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

	For The Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in thousands)	2003	2002	2003	2002

Net income	$1,475	$1,914	$3,096	$3,739
Other comprehensive income, net of tax
Unrealized gains on securities available for sale, net of tax
Unrealized holding gain during the period	95	35	510	1,210
Reclassification adjustment for gains (losses) included in net income	34	20	(2,050)	5
Total other comprehensive (loss) income	129	55	(1,540)	1,215
Comprehensive income	$1,604	$1,969	$1,556	$4,954

8.             Dividends

On July 29, 2003 and October 29, 2003, the Company declared a cash dividend on its common stock of $0.09 per share, payable on August 15, 2003 and November 7, 2003, respectively, to owners of record on August 7, 2003 and November 7, 2003, respectively.  Additionally, on January 28, 2004, the Company’s Board of Directors declared a $0.10 per share cash dividend payable February 20, 2004 to shareholders of record on   February 6, 2004.

9.             Guarantees

In the normal course of business, the Company sells loans in the secondary market.  As is customary in such sales, the Company provides indemnification to the buyer under certain circumstances.  This indemnification may include the repurchase of loans by the Company.  In most cases repurchases and losses are rare, and no provision is made for losses at the time of sale.  When repurchases and losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses.

On May 12, 2003, the Company entered into a sales and servicing master agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”).  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $303,000.   The Company has sold $8.7 million in loans under this agreement and has a maximum credit risk exposure of $165,000.  The net fair value of the cash flows under this arrangement resulted in the recording of a  $26,000 asset on the Company’s books.

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

Results of Operations

General.   Net income for the three-month period ended December 31, 2003 was $1.5 million.  This compares to net income of $1.9 million for the comparable quarter in the prior year.  Net income for the six-month period ended December 31, 2003 was $3.1 million compared to net income of $3.7 million for the comparable six-month period ended December 31, 2002.  The Company’s net interest margin decreased 48 basis points to 3.25% for the three months ended December 31, 2003 from 3.73% for the three months ended December 31, 2002.  The net interest margin decreased 57 basis points to 3.16% for the six months ended December 31, 2003 from 3.73% for the six months ended December 31, 2002.  The return on average assets for the three-month and six-month periods ended December 31, 2003 and 2002 were 0.71% and 0.94%, respectively, and 0.75% and 0.93%, respectively.  The returns on average equity for the same periods were 5.37% and 6.08%, respectively, and 5.56% and 5.98%, respectively.

Net Interest Income.  Net interest income is determined by our average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities) and also the average amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

Net interest income for the three-month and six-month periods ended December 31, 2003 was $6.4 million, and $12.6 million, respectively.  This compares to $7.3 million and $14.4 million for the respective prior comparable periods.  For the three-month and six-month periods ended December 31, 2003, net interest income decreased $810,000 or 11.2% and $1.9 million or 12.8%, over the prior comparable three-month and six-month periods. Net interest income declined primarily as a result of the reduction in total interest income due primarily to the decline in interest rates on interest-earning assets.  For the three-month and six-month periods ended December 31, 2003 the Company’s interest rate spread decreased 27 basis points to 2.79% and 36 basis points to 2.69%, respectively, compared to 3.06% and 3.05% for the respective three-month and six-month periods ending December 31, 2002.

Average interest-earning assets increased $18.3 million and $25.5 million, or 2.3% and 3.3%, respectively, for the three-month and six-month periods ended December 31, 2003 compared to the respective prior year periods.  Average interest-bearing liabilities for the three-month and six-month periods ended December 31, 2003 increased  $30.9 million and $33.9 million or 5.1% and 5.6%, respectively, over the comparable prior year periods.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 124.56% and 124.92%, respectively, for the three-month and six-month periods ended December 31, 2003 compared to an average 127.85% and 127.69%, respectively, for the three-month and six-month periods ended December 31, 2002.   The Company’s net interest margin decreased 48 basis points to 3.25% and 57 basis points to 3.16%, respectively, for the three-month and six-month periods ended December 31, 2003 from 3.73% for both periods ended December 31, 2002. The decrease in net interest margin was primarily a result of the combination of a decline in net interest income and in the ratio of average interest-earning assets to average interest-bearing liabilities.

The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month and six-month periods ended December 31, 2003 and 2002.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 31.0% effective rate has been used for both the three-month and six-month periods ended December 31, 2003, respectively, compared to a taxable equivalent of 31.5% and 32.0% for the comparable three-month and six-month periods.  The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons.  A GAAP reconciliation also is included below.

	For The Three Months Ended
	December 31, 2003			December 31, 2002
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans receivable:
Mortgage loans	$430,832	$6,948	6.43%	$442,798	$8,112	7.29%
Consumer loans	2,101	38	7.20	10,417	120	4.57
Commercial business loans	17,082	266	6.19	20,242	355	6.96
Total loans	450,015	7,252	6.42	473,457	8,587	7.22
Securities - taxable	299,195	2,690	3.58	276,743	3,222	4.62
Securities - nontaxable - adjusted to a taxable equivalent yield	17,700	289	6.50	17,980	271	5.98
Other interest-earning assets	32,461	49	0.60	12,861	37	1.14
Total interest-earning assets	799,371	10,280	5.12	781,041	12,117	6.17
Non-interest-earning assets	24,366			16,665
Total assets	$823,737			$797,706

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$138,242	$323	0.93%	$97,615	$329	1.34%
Savings accounts	87,461	161	0.73	75,644	228	1.20
Certificates of deposit	272,618	1,892	2.76	303,946	2,696	3.52
Total deposits	498,321	2,376	1.90	477,205	3,253	2.70
Total borrowings	141,838	1,379	3.87	131,504	1,528	4.61
Total escrows	1,619	1	0.25	2,173	2	0.37
Total interest-bearing liabilities	641,778	3,756	2.33	610,882	4,783	3.11
Non-interest-bearing liabilities	72,679			63,397
Total liabilities	714,457			674,279
Total stockholders’ equity	109,280			123,427
Total liabilities and stockholders’ equity	$823,737			$797,706

Net interest-earning assets	$157,593			$170,159
Net interest income		$6,524			$7,334
Net interest rate spread			2.79%			3.06%
Net interest margin			3.25%			3.73%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.56%			127.85%

	For The Six Months Ended
	December 31, 2003			December 31, 2002
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans receivable:
Mortgage loans	$413,242	$13,763	6.64%	$434,485	$16,113	7.38%
Consumer loans	2,252	81	7.15	10,320	242	4.65
Commercial business loans	18,568	561	6.01	19,883	703	7.01
Total loans	434,062	14,405	6.61	464,688	17,058	7.31
Securities - taxable	302,988	5,305	3.48	275,807	6,742	4.85
Securities - nontaxable - adjusted to a taxable equivalent yield	17,540	572	6.49	17,051	518	6.03
Other interest-earning assets	46,281	176	0.76	17,834	128	1.42
Total interest-earning assets	800,871	20,458	5.09	775,380	24,446	6.27
Non-interest-earning assets	23,747			16,872
Total assets	$824,618			$792,252

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$135,222	$627	0.92%	$96,714	$694	1.42%
Savings accounts	88,010	340	0.77	75,180	496	1.31
Certificates of deposit	283,008	4,098	2.88	305,912	5,635	3.65
Total deposits	506,240	5,065	1.99	477,806	6,825	2.83
Total borrowings	133,038	2,648	3.96	127,061	3,026	4.72
Total escrows	1,825	3	0.33	2,365	5	0.42
Total interest-bearing liabilities	641,103	7,716	2.39	607,232	9,856	3.22
Non-interest-bearing liabilities	72,666			61,612
Total liabilities	713,769			668,844
Total stockholders’ equity	110,849			123,408
Total liabilities and stockholders’ equity	$824,618			$792,252

Net interest-earning assets	$159,768			$168,148
Net interest income		$12,742			$14,590
Net interest rate spread			2.69%			3.05%
Net interest margin			3.16%			3.73%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.92%			127.69%

Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	For the Three Months Ended December 31,
	2003		2002
(Dollars in thousands)	Interest	Average Yield/Cost	Interest	Average Yield/Cost

Securities - nontaxable	$206	4.63%	$188	4.15%
Tax equivalent adjustments	83		83
Securities - nontaxable to a taxable equivalent yield	$289	6.50%	$271	5.98%

Net interest income	$6,441		$7,251
Tax equivalent adjustment	83		83
Net interest income, tax equivalent	$6,524		$7,334
Net interest rate spread, no tax adjustment		2.75%		3.02%
Net interest margin, no tax adjustment		3.21%		3.68%

	For the Six Months Ended December 31,
	2003		2002
(Dollars in thousands)	Interest	Average Yield/Cost	Interest	Average Yield/Cost

Securities - nontaxable	$407	4.62%	$359	4.18%
Tax equivalent adjustments	165		159
Securities - nontaxable to a taxable equivalent yield	$572	6.49%	$518	6.03%

Net interest income	$12,577		$14,431
Tax equivalent adjustment	165		159
Net interest income, tax equivalent	$12,742		$14,590
Net interest rate spread, no tax adjustment		2.65%		3.01%
Net interest margin, no tax adjustment		3.12%		3.69%

Interest Income.  Interest income on loans decreased $1.3 million and $2.7 million, or 15.5% and 15.6%, respectively, for the three-month and six-month periods ended December 31, 2003 compared to the three-month and six-month periods ended December 31, 2002. The overall decrease in the Company’s average balance of loans combined with an overall decrease in average yields earned on taxable securities for the three-month and six-month periods ended December 31, 2003 accounted for the decline in interest income compared to the similar prior year periods.  Interest income on securities decreased $502,000 and $1.3 million or 14.6% and 18.6%, respectively (adjusting our tax-exempt securities to 6.50% and 6.49%, respectively, on a tax equivalent basis) for the three-month and six-month periods ended December 31, 2003 compared to the three-month and six-month periods ended December 31, 2002.  Overall increases in the average balance of securities were offset by the decrease of average yields earned on taxable securities for the three-month and six-month periods ended December 31, 2003 compared to the three-month and six-month periods ended December 31, 2002.

Interest Expense.  Interest expense on deposit accounts decreased $877,000 and $1.8 million, or 27.0% and 25.8%, respectively, for the three-month and six-month periods ended December 31, 2003 compared to the similar prior year periods.  The increase in average balances of deposits was more than offset by the decrease in average rates paid on deposits.  The decrease in average rates paid on deposit accounts combined with a decrease in the average balance of higher cost certificates of deposit was primarily responsible for the overall decrease in interest expense.   Interest expense on borrowings decreased $149,000 and $378,000, or 9.8% and 12.5% for the three-month and six-month periods ended December 31, 2003 compared to the similar prior year periods.  The decrease was primarily a result of the decrease in average borrowing rates offsetting the increase in average balance of borrowings.

Provision for Loan Losses.  The Company’s provision for loan losses decreased $321,000, or 76.1% to $101,000 for the three months ended December 31, 2003 compared to $422,000 for the corresponding prior fiscal period. For the six months ended December 31, 2003 the provision for loan losses decreased $592,000, or 78.7% to $160,000 compared to $752,000 for the six months ended December 31, 2002.  The Company’s allowance for loan losses as a percentage of its loan portfolio increased to 1.22% at December 31, 2003 compared to 1.12% at December 31, 2002.  The decrease in provision for the three and six month periods ended December 31, 2003 compared to similar periods ended December 31, 2002 was primarily related to a $338,000 specific provision for loan losses recognized in the quarter ended December 31, 2002 with respect to one commercial real-estate loan relationship.    At December 31, 2003 our ratio of non-performing loans to total loans was 0.94% compared to 1.09% at December 31, 2002.  The Company had recoveries totaling $108,000, and $124,000 for the three and six- month periods ended December 31, 2003.  The Company’s allowance for loan losses increased to $5.5 million at December 31, 2003 compared to $5.3 million at June 30, 2003.  Provisions for loan losses are based primarily upon the Company’s regular review of the credit quality of its loan portfolio, the net charge-offs during the period and other factors.  We believe, to the best of our knowledge, that the allowance for loan loss was adequate at December 31, 2003 and represents at such date all known and inherent loses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

Non-Interest Income.  Non-interest income increased $178,000, or 27.4% to $828,000 for the three-month period ended December 31, 2003 compared to $650,000 for the similar prior year period.  Non-interest income increased $1.1 million, or 88.4% to $2.2 million for the six-month period ended December 31, 2003 compared to $1.1 million in the prior year period.  The increase was primarily a result of realized gains on sale of securities and loans, service charges and fees, and an increase in the cash surrender value of bank owned life insurance during the first quarter of fiscal 2004.  For the six months ended December 31, 2003, the Company realized gains of $510,000 and $350,000 on the sale of securities and loans respectively, compared to gains of $7,000 and $260,000 respectively, during the corresponding comparable six-month period.  Gains on sale of securities were obtained by taking advantage of certain market opportunities.  During the three months ended December 31, 2003, service charges and fees increased $123,000, or 27.6% to $568,000.  During the six months ended December 31, 2003, service charges and fees increased $272,000, or 29.7% to $1.2 million.  The increases in service charges for the three and six-month periods were primarily a result of increased annuities sales and the collection of increased amounts of loan prepayment penalties.

Non-Interest Expense.  Non-interest expense increased $435,000, or 9.4% to $5.1 million for the three-month period ended December 31, 2003 compared to $4.6 million for the similar prior year period.  Non-interest expense increased $899,000, or 9.8% to $10.1 million for the six-month period ended December 31, 2003 compared to $9.2 million for the similar year period.  Increases for the three and six month periods ended December 31, 2003 were primarily a result of the Company’s increase in compensation and benefits expense, which include employee stock ownership plan (“ESOP”) and Recognition and Retention Plan (“RRP”) expenses, and professional fees.  The Company’s ESOP expense increased $69,000 and $148,000, or 36.3% and 40.3% to $259,000 and $515,000, respectively, for the three-month and six-month periods ended December 31, 2003 compared to ESOP expense of $190,000 and $367,000, respectively, for the similar prior year periods.  The increase in ESOP expense was primarily the result of market price appreciation of the Company’s common stock.  RRP expense increased $50,000 and $128,000, or 74.6% and 134.7% respectively, for the three and six-month periods ended December 31, 2003 compared to RRP expense of $67,000 and $95,000 respectively, for the three and six-month periods ended December 31, 2002 due to shares allocated from the 2002 RRP Trust.  Professional fees increased $53,000 and $163,000, or 39.6% and 62.2% respectively, during the three and six-month periods ended December 31, 2003 compared to $134,000 and $262,000 respectively, for the comparable three and six-month periods.  Increases in professional fees primarily involved costs related to the Company’s review of potential acquisition transactions and general corporate matters.  For the three and six-month periods advertising increased $127,000 and $26,000, or 118.7% and 9.7% respectively, compared to $107,000 and $268,000 respectively, for the comparable three and six-month periods.  Advertising costs increased primarily due to the purchase of additional advertising during the periods.

Income Tax Expense.  The provision for income taxes for the three-month and six-month periods ended December 31, 2003 was $626,000 and $1.4 million, respectively.  This compares to a provision of  $933,000 and $1.9 million for the similar prior year three-month and six-month periods.   The effective tax rate for the three-month and six-month periods ended December 31, 2003 was 29.8% and 30.4%, respectively.  The decrease in provision for taxes for the three-month and six-month periods ended December 31, 2003 is primarily related to a decrease in the pre-tax income, decreased tax liability associated with the purchase of certain investment securities and increased exercises of non-qualified stock options.

Changes in Financial Condition

General.  Total assets of the Company decreased by $8.4 million, or 1.0% to $836.7 million at December 31, 2003 compared to $845.1 million at June 30, 2003.  The decrease in assets primarily resulted from a decline in cash and cash equivalents of $60.9 million or 62.2%, offset by increases in loans and securities of $50.0 million.  Securities available for sale and held to maturity increased a combined $14.1 million, or 4.6% at December 31, 2003 compared to June 30, 2003. Net loans increased $37.5 million, or 9.1% from $413.8 million at June 30, 2003 to $451.3 million at December 31, 2003.  The increase in net loans was primarily a result of the purchase of a pool of  $27.8 million in single-family residential jumbo mortgage loans.  The pool consisted of sixty loans with a weighted coupon rate of 5.84%, purchased at a discount. Total liabilities amounted to $726.8 million at December 31, 2003, a decrease of $1.2 million, or less than one percent from June 30, 2003.  Deposits decreased $24.3 million, or 4.1% to $562.4 million, although core deposits increased $9.5 million, or 3.3%, to $296.4 million, while borrowings increased $24.9 million, or 18.8% from June 30, 2003.  Total stockholders’ equity decreased $7.2 million to $109.9 million at December 31, 2003.  The change in stockholders’ equity was primarily the result of the repurchase of 476,866 shares of Company common stock in the open market at an aggregate cost of $7.9 million, or an average of $16.16 per share.

Cash and Cash Equivalents.  Cash and cash equivalents amounted to $37.1 million and $98.0 million at December 31, 2003 and June 30, 2003, respectively.  Cash and cash equivalents decreased during the period as funds were utilized to purchase additional securities, fund loan originations and repurchase Company stock.

Assets Available or Held for Sale.  At December 31, 2003, securities classified as available for sale and loans classified as held for sale amounted to $297.4 million and $3.8 million, respectively.  This compares to $291.9 million in available for sale securities and $5.3 million in held for sale loans at June 30, 2003.  The increase of $5.5 million, or 1.9%, in available for sale securities was part of the Company’s investment strategy to increase its securities portfolio in its continuing efforts to increase net profits without exposing the Company to unnecessary risk. At December 31, 2003, the Company had unrealized gains on available for sale securities of $315,000, net of unrealized losses, compared to unrealized gains on available for sale securities of $1.9 million at June 30, 2003.  The decrease in unrealized gains was primarily a result of a general increase in overall market rates of interest.

Loans.  The net loan portfolio of the Company increased $37.5 million, or 9.1% from $413.8 million at June 30, 2003 to $451.3 million at December 31, 2003.  The increase in the Company’s net loan portfolio was primarily a result of the purchase of a pool of $27.8 million in single-family residential mortgage loans.

Single-family residential mortgage loans increased $23.8 million, or 18.0%, construction loans increased $9.4 million, or 25.9%, home equity loans increased $6.7 million, or 9.1%, and commercial real estate and multi-family residential loans increased $2.4 million, or 1.6% at December 31, 2003 compared to June 30, 2003.  Partially offsetting these increases were declines of $4.1 million, or 19.7% in commercial business loans, and $552,000, or 23.8% in consumer loans at December 31, 2003.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	At December 31, 2003	At June 30, 2003

Accruing loans past due 90 days or more:
Real estate	$442	$367
Commercial business loans	—	147
Total	442	514
Non-accrual loans:
Mortgage loans
Single-family residential	1,015	1,064
Commercial real estate and multi-family residential	48	48
Construction	—	—
Home Equity	102	236
Consumer loans	5	7
Commercial business loans	1,250	360
Total	2,420	1,715

Performing troubled debt restructurings	1,435	1,463
Total non-performing loans	4,297	3,692
Other real estate owned, net	377	391
Total non-performing assets	$4,674	$4,083
Non-performing loans to total loans, net of deferred fees	0.94%	0.88%
Non-performing assets to total assets	0.56%	0.48%

Total non-performing assets increased $591,000, or 14.5%, to $4.7 million at December 31, 2003 compared to $4.1 million June 30, 2003.  The increase was primarily related to an increase in non-accrual commercial business loans due to one loan which became non-performing during the first quarter of fiscal 2004.

Intangible Assets. The amount of our intangible assets totaled $979,000 at December 31, 2003 compared to $1.0 million at June 30, 2003.  Our intangible assets include a core deposit intangible and an unidentified intangible asset, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition, which occurred in 1994.  The core deposit intangible is being amortized over a 12-year life.  At December 31, 2003 the Company had goodwill of $848,000, which is periodically measured for impairment.

Deposits.  The Company’s total deposits decreased by $24.2 million, or 4.1% to $562.4 million at December 31, 2003 compared to $586.6 million at June 30, 2003.  At December 31, 2003, checking and money market accounts increased $4.5 million, or 2.3% to $204.9 million compared to $200.4 million at June 30, 2003, and savings accounts increased $5.0 million, or 5.7% to $91.4 million compared to $86.4 million at June 30, 2003.  At December 31, 2003, certificates of deposits, which comprise the largest component of our deposit portfolio, amounted to $266.0 million or 47.3% of our deposit portfolio, a decrease of $33.8 million from $299.8 million or 51.1% of total deposits at June 30, 2003.  We believe the changes in our deposit portfolio are due to our efforts to increase core deposit accounts (which we define as checking, money market and savings accounts) and balances through targeting marketing of those products as well as many depositors’ unwillingness to invest in longer-term certificate of deposit accounts in the current low interest rate environment.

Federal Home Loan Bank Advances. We use advances from the FHLB of Pittsburgh as an additional source of funds to meet our loan demand, as leverage to fund certain revenue enhancing investment strategies and for other asset/liability management purposes.  At December 31, 2003, the total amount of these borrowings outstanding was $157.5 million, which is a $24.9 million or 18.8% increase from the $132.6 million outstanding at June 30, 2003.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $109.9 million, or 13.1% of assets at December 31, 2003 compared to $117.1 million or 13.9% of total assets at June 30, 2003, a decrease of $7.2 million, or 6.2%.  Changes in stockholders’ equity reflect year-to-date net income of $3.1 million, as well as a decrease of $1.5 million in accumulated other comprehensive income, primarily as a result of the general increases in overall market rates.  The decrease in stockholders’ equity was primarily the result of the repurchase of 476,866 shares of Company stock at a cost of $7.9 million during the six months ended December 31, 2003.  The Company paid a cash dividend of $0.09 per share for both the quarter ended September 30, 2003 and December 31, 2003.   These regular dividends totaled $1.7 million during the six-months ended December 31, 2003.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  At December 31, 2003, the total approved investment and loan origination commitments outstanding amounted to $47.3 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2003 totaled $189.5 million.  Based on historical experience, management believes that a significant portion of maturing certificates of deposit will remain with the Company, although the trend during the quarter ended December 31, 2003, was toward checking and money market accounts.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $474.1 million as of December 31, 2003, based on qualifying collateral.   The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

At December 31, 2003, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
Tangible capital (to tangible assets)	$83,729	10.0%	$12,458	1.5%	$16,731	2.0%
Core capital (to adjusted tangible assets)	83,729	10.0%	33,410	4.0%	41,762	5.0%
Tier I capital (to risk-weighted assets)	83,729	18.2%	N/A	N/A	27,668	6.0%
Risk-based capital (to risk-weighted assets)	89,244	19.4%	36,891	8.0%	46,114	10.0%

As of June 30, 2003
Tangible capital (to tangible assets)	$85,732	10.2%	$12,685	1.5%	$16,914	2.0%
Core capital (to adjusted tangible assets)	85,732	10.2%	33,712	4.0%	42,284	5.0%
Tier I capital (to risk-weighted assets)	85,732	19.6%	N/A	N/A	26,234	6.0%
Risk-based capital (to risk-weighted assets)	91,044	20.8%	34,978	8.0%	43,723	10.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report to stockholders for the year ended June 30, 2003.  Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity.  Management monitors interest rate risk and takes actions which it deems appropriate to maintain the short-term risk at levels considered acceptable while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets.  Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since June 30, 2003.

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

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item l.             Legal Proceedings

Not applicable

Item 2.            Changes in Securities and Use of Proceeds

Not applicable.

Item 3.            Defaults Upon Senior Securities

Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

a.     An annual meeting of stockholders of the Company was held on November 12, 2003 (“Annual Meeting”).

b.     Not applicable

c.     There were 10,230,808 shares of common stock of the Company eligible to be voted at the Annual Meeting and 8,979,705 shares were represented at the meeting by the holders thereof, which constituted a quorum.  The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.     Election of directors for a three-year term.

	FOR	WITHHELD

Lewis W. Hull	8,743,981	235,724
Charles F. Kremp 3rd	8,796,811	182,894
Rosemary C. Loring, esq.	8,763,293	216,412

2.     Proposal to ratify the appointment of KPMG LLP, as the Company’s independent auditors for the year ending June 30, 2004.

FOR	AGAINST	ABSTAIN

8,819,300	148,856	11,549

d.     Not applicable.

Item 5.            Other Information

a.     Not applicable.

b.     Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)           List of Exhibits (filed herewith unless otherwise noted)

Exhibit No.	Description
2.1	Plan of Conversion and Agreement and Plan of Reorganization (1)
3.1	Articles of Incorporation of Willow Grove Bancorp, Inc. (1)
3.2	Bylaws of Willow Grove Bancorp, Inc. (1)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc. (1)
10.1	Form of Employment Agreement between Willow Grove Bank and Frederick A. Marcell Jr. (2)
10.2	Form of Employment Agreement entered into between Willow Grove Bank and each of Joseph M. Matisoff, Christopher E. Bell, Thomas M. Fewer and John T. Powers. (2)
10.3	Supplemental Executive Retirement Agreement (2)
10.4	Non-Employee Director’s Retirement Plan (3)
10.5	1999 Stock Option Plan (4)
10.6	1999 Recognition and Retention Plan and Trust Agreement (4)
10.7	Amended Directors and Officers Incentive Compensation Plan (5)
10.8	2002 Stock Option Plan (6)
10.9	2002 Recognition and Retention Plan and Trust Agreement (6)
10.10	Deferred Compensation Plan
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

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

(6)                   Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(b)           Reports on Form 8-K:

A Current Report on Form 8-K was filed by the Company on October 30, 2003 with respect to the Company’s press release announcing earnings results for the period ended September 30, 2003, a declaration of a cash dividend, under Item 12, and a 5% Stock Repurchase Plan.

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOW GROVE BANCORP, INC.

Date: February 12, 2004	By:	/s/ Frederick A. Marcell Jr.
Frederick A. Marcell Jr.
President and Chief Executive Officer

Date: February 12, 2004	By:	/s/ Christopher E. Bell
Christopher E. Bell
Chief Financial Officer