Form 10-Q
period 2004-03-31
WILLOW GROVE BANCORP INC/NEW
filed 2004-05-14
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The Registrant had 10,179,359 shares of common stock issued and outstanding as of May 14, 2004.

WILLOW GROVE BANCORP, INC.

Willow Grove Bancorp, Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	At March 31, 2004	At June 30, 2003
Assets
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$10,055	$11,084
Interest-earning deposits	65,710	86,956
Total cash and cash equivalents	75,765	98,040
Securities:
Available for sale (amortized cost of $237,610 and $288,893, respectively)	239,397	291,885
Held to maturity (fair value of $26,358 and $17,995, respectively)	25,930	17,320
Loans (net of allowance for loan losses of $5,058 and $5,312, respectively)	468,644	413,799
Loans held for sale	17,155	5,293
Accrued income receivable	3,421	3,520
Property and equipment, net	6,124	6,364
Intangible assets	958	1,021
Other assets	10,143	7,882
Total assets	$847,537	$845,124

Liabilities and Stockholders’ Equity
Deposits	$570,740	$586,643
Federal Home Loan Bank advances	159,824	132,557
Advance payments from borrowers for taxes	2,165	2,904
Accrued interest payable	829	933
Other liabilities	3,979	4,957
Total liabilities	737,537	727,994
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,420,925 and 11,363,613 issued at March 31, 2004 and June 30, 2003, respectively)	114	114
Additional paid-in capital	84,321	83,542
Retained earnings-substantially restricted	52,925	51,049
Accumulated other comprehensive income	1,108	1,855
Obligation of deferred compensation plan	525	—
Treasury stock at cost, 1,272,962 and 656,700 at March 31, 2004 and June 30, 2003, respectively	(20,793)	(10,356)
Unallocated common stock held by
Employee Stock Ownership Plan (ESOP)	(5,612)	(5,959)
Recognition and Retention Plan Trust (RRP)	(2,588)	(3,115)
Total stockholders’ equity	110,000	117,130
Total liabilities and stockholders’ equity	$847,537	$845,124

See accompanying Notes to the Unaudited Consolidated Financial Statements

Willow Grove Bancorp, Inc.

Consolidated Statements of Operations

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest and dividend income:
Loans	$7,283	$8,351	$21,687	$25,409
Securities, primarily taxable	2,872	3,133	8,761	10,363
Total interest income	10,155	11,484	30,448	35,772
Interest expense:
Deposits	2,099	3,027	7,165	9,853
Borrowings	1,487	1,494	4,134	4,521
Advance payments from borrowers for taxes	1	3	4	7
Total interest expense	3,587	4,524	11,303	14,381
Net interest income	6,568	6,960	19,145	21,391
Provision for loan losses	170	110	330	862
Net interest income after provision for loan losses	6,398	6,850	18,815	20,529

Non-interest income:
Service charges and fees	525	435	1,712	1,352
Realized gain on sale of:
Loans held for sale	110	292	460	551
Securities available for sale	158	629	668	636
Increase in cash surrender value of life insurance	63	—	192	—
Loss on disposition of borrowings	—	(538)	—	(538)
Loan servicing (loss), net	(4)	(1)	(25)	(40)
Total non-interest income	852	817	3,007	1,961

Non-interest expense:
Compensation and employee benefits	3,180	2,975	9,522	8,674
Occupancy	405	380	1,135	1,070
Furniture and equipment	284	274	794	757
Federal insurance premium	22	22	66	66
Amortization of intangible assets	21	27	63	77
Data processing	199	181	582	518
Advertising	108	104	403	371
Community enrichment	31	42	92	115
Deposit account services	212	212	663	618
Professional fees	175	125	599	389
Other expense	528	445	1,370	1,355
Total non-interest expense	5,165	4,787	15,289	14,010

Income before income taxes	2,085	2,880	6,533	8,480
Income tax expense	604	943	1,957	2,804
Net Income	$1,481	$1,937	$4,576	$5,676

Earnings per share:
Basic	$0.16	$0.19	$0.49	$0.55
Diluted	$0.15	$0.18	$0.46	$0.52
Cash dividends declared per share	$0.10	$0.08	$0.28	$0.22
Weighted average basic shares outstanding	9,272,735	10,222,816	9,236,256	10,189,791
Weighted average diluted shares outstanding	9,803,112	10,798,153	9,773,574	10,732,569

See accompanying Notes to the Unaudited Consolidated Financial Statements

Willow Grove Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended March 31,
(Dollars in thousands)	2004	2003
Net cash flows from operating activities:
Net income	$4,576	$5,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	742	708
Amortization of premium and accretion of discount, net	1,022	810
Amortization of intangible assets	63	77
Provision for loan losses	330	862
Gain on sale of loans available for sale	(460)	(551)
Gain on sale of securities available for sale	(668)	(636)
(Increase) decrease in deferred loan fees	(377)	234
Decrease in accrued income receivable	99	167
Increase in other assets	(1,813)	(5,462)
(Decrease) increase in accrued interest payable	(104)	116
(Decrease) increase in other liabilities	(978)	112
Expense of ESOP and RRP	1,333	1,016
Modification of debt expense	—	538
Originations and purchases of loans held for sale	(65,637)	(53,565)
Proceeds from sale of loans held for sale	54,235	52,580
Net cash (used in) provided by operating activities	$(7,637)	$2,682
Cash flows from investing activities:
Net increase in loans	(54,468)	(19,669)
Purchase of securities available for sale	(128,600)	(175,412)
Purchase of securities held to maturity	(7,000)	(3,961)
Proceeds from sales, calls and maturities of securities available for sale	107,722	104,702
Proceeds from sales and calls of securities held to maturity	5,000	600
Principal repayments of securities available for sale	65,197	52,459
Proceeds from sale of other real estate owned	—	85
Purchase of property and equipment	(502)	(769)
Net cash used in investing activities	$(12,651)	$(41,965)
Cash flows from financing activities:
Net (decrease) increase in deposits	(15,903)	35,665
Net decrease in FHLB advances with original maturity less than 90 days	(5,000)	—
Increase in FHLB advances with original maturity greater than 90 days	66,917	43,250
Repayment of FHLB advances with original maturity greater than 90 days	(34,650)	(11,336)
Net decrease in advance payments from borrowers for taxes	(739)	(712)
Dividends paid	(2,700)	(2,306)
Acquisition of stock for Recognition and Retention Plan	—	(3,194)
Purchase of stock for treasury	(9,912)	—
Net cash (used in) provided by financing activities	$(1,987)	$61,367
Net (decrease) increase in cash and cash equivalents	$(22,275)	$22,084
Cash and cash equivalents:
Beginning of period	98,040	31,986
End of period	$75,765	$54,070
Supplemental disclosures of cash and cash flow information:
Interest paid	11,407	14,265
Income taxes paid	3,196	1,849
Non-cash items:
Change in unrealized gain on securities available for sale (net of taxes of ($458) and ($423) in 2004 and 2003, respectively)	(747)	674
Loans transferred to other real estate owned	64	391

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

The Company has prepared its accompanying consolidated financial statements in accordance with  GAAP as applicable to the banking industry.  Certain amounts in prior years are reclassified for comparability to current year’s presentation.  Such reclassifications, when applicable have no effect on net income.  The consolidated financial statements include the balances of the Company and its wholly owned subsidiary.  All material inter-company balances and transactions have been eliminated in consolidation.  References to the Company include the Bank unless otherwise noted.

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

3.                                      Earnings Per Share

Earnings per share, basic and diluted, were  $0.16 and $0.15, respectively, for the three months ended March 31, 2004, compared to $0.19 and $0.18 for the three months ended March 31, 2003, respectively.  Earnings per share, basic and diluted, were $0.49 and $0.46, for the nine months ended March 31, 2004, respectively, compared to  $0.55 and $0.52 for the nine months ended March 31, 2003, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the Three Months Ended March 31, 2004		For the Nine Months Ended March 31, 2004
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$1,481	1,481	$4,576	4,576
Dividends on unvested common stock awards	(24)	(24)	(82)	(82)
Income available to common stockholders	$1,457	$1,457	$4,494	$4,494

Weighted average shares outstanding	9,272,735	9,272,735	9,236,256	9,236,256
Effect of dilutive securities:
Options	—	326,113	—	333,054
Unvested common stock awards	—	204,264	—	204,264
Adjusted weighted average shares used in earnings per share computation	9,272,735	9,803,112	9,236,256	9,773,574

Earnings per share	$0.16	$0.15	$0.49	$0.46

	For the Three Months Ended March 31, 2003		For the Nine Months Ended March 31, 2003
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$1,937	$1,937	$5,676	$5,676
Dividends on unvested common stock awards	(27)	(27)	(45)	(45)
Income available to common stockholders	$1,910	$1,910	$5,631	$5,631

Weighted average shares outstanding	10,222,816	10,222,816	10,189,791	10,189,791
Effect of dilutive securities:
Options	—	252,227	—	219,668
Unvested common stock awards	—	323,110	—	323,110
Adjusted weighted average shares used in earnings per share computation	10,222,816	10,798,153	10,189,791	10,732,569

Earnings per share	$0.19	$0.18	$0.55	$0.52

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands), except per share data	2004	2003	2004	2003

Income available to common stockholders	$1,457	$1,910	$4,494	$5,631
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(76)	(79)	(229)	(148)
Pro forma net income	$1,381	$1,831	$4,265	$5,483

Earnings per share:
Basic-as reported	$0.16	$0.19	$0.49	$0.55
Basic-pro forma	$0.15	$0.18	$0.46	$0.54

Diluted-as reported	$0.15	$0.18	$0.46	$0.52
Diluted-pro forma	$0.14	$0.17	$0.44	$0.51

4.                                      Loan Portfolio

Information about the Bank’s loan portfolio is presented below as of and for the periods indicated:

	At March 31, 2004		At June 30, 2003
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Mortgage loans:
Single-family residential	$164,302	34.66%	$131,821	31.40%
Commercial real estate and multi-family residential	160,470	33.86	155,892	37.14
Construction	45,908	9.69	36,191	8.62
Home equity	82,334	17.37	72,990	17.39
Total mortgage loans	453,014	95.58	396,894	94.55
Consumer loans	1,815	0.38	2,324	0.55
Commercial business loans	19,152	4.04	20,549	4.90
Total loans receivable	$473,981	100.00%	$419,767	100.00%

Allowance for loan losses	(5,058)		(5,312)
Deferred net loan origination fees	(279)		(656)
Loans receivable, net	$468,644		$413,799

The following is a summary of the activity in the allowance for loan losses for the nine months ended March 31, 2004 and 2003:

	For the Nine Months Ended March 31,
(Dollars in thousands)	2004	2003

Balance at the beginning of period	$5,312	$4,626
Plus: Provisions for loan losses	330	862
Less charge-offs for:
Mortgage loans	58	284
Consumer loans	4	4
Commercial business loans	657	93
Total charge-offs	719	381
Plus: Recoveries	135	1
Balance at the end of the period	$5,058	$5,108

5.                                      Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at March 31, 2004 and June 30, 2003 are as follows:

	At March 31, 2004
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held to Maturity:
Municipal securities	$18,930	$398	$—	$19,328
US government agency securities	7,000	30	—	7,030
Total securities held to maturity	$25,930	$428	$—	$26,358

Available for Sale:
US government agency securities	$69,067	$642	$(133)	$69,576
Mortgage backed securities:
FNMA	84,677	1,158	(209)	85,626
GNMA	2,687	31	—	2,718
FHLMC	64,493	622	(253)	64,862
FHLB Stock	9,997	—	—	9,997
Equity securities	6,689	—	(71)	6,618
Total securities available for sale	237,610	2,453	(666)	239,397
Total securities	$263,540	$2,881	$(666)	$265,755

	At June 30, 2003
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Held to Maturity:
Municipal securities	$17,320	$675	$—	$17,995
Total securities held to maturity	$17,320	$675	$—	$17,995

Available for Sale:
US government agency securities	$76,980	$1,225	$—	$78,205
Mortgage backed securities:
FNMA	128,303	2,456	(69)	130,690
GNMA	52,912	365	(1,236)	52,041
FHLMC	14,969	318	—	15,287
FHLB Stock	9,252	—	—	9,252
Equity securities	6,477	—	(67)	6,410
Total securities available for sale	288,893	4,364	(1,372)	291,885
Total securities	$306,213	$5,039	$(1,372)	$309,880

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

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”)

In December 2003, the Emerging Issues Task Force issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The EITF addresses disclosure requirements regarding information about temporarily impaired investments.  The requirements are effective for fiscal years ending after December 15, 2003 for all entities that have debt or marketable equity securities with market values below carrying values.  The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The requirements apply only to annual financial statements.

7.                                      Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income.  For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

	For The Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in thousands)	2004	2003	2004	2003

Net income	$1,481	$1,937	$4,576	$5,676
Other comprehensive income, net of tax
Unrealized gains on securities available for sale, net of tax
Unrealized holding gain during the period	635	(931)	(1,415)	280
Reclassification adjustment for gains (losses) included in net income	158	390	668	394
Total other comprehensive (loss) income	793	(541)	(747)	674
Comprehensive income	$2,274	$1,396	$3,829	$6,350

8.                                      Dividends

On July 29, 2003 and October 29, 2003, the Company declared a cash dividend on its common stock of $0.09 per share, payable on August 15, 2003 and November 7, 2003, respectively, to owners of record on August 7, 2003 and November 7, 2003, respectively.  On January 28, 2004, the Company declared a $0.10 per share cash dividend payable February 20, 2004 to shareholders of record on February 6, 2004.  Additionally, on April 27, 2004, the Company’s Board of Directors declared a $0.10 per share cash dividend payable May 21, 2004 to shareholders of record on May 7, 2004.

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

Results of Operations

General.   Net income for the three-month period ended March 31, 2004 was $1.5 million.  This compares to net income of $1.9 million for the comparable quarter in the prior year.  Net income for the nine-month period ended March 31, 2004 was $4.6 million compared to net income of $5.7 million for the comparable nine-month period ended March 31, 2003.  The Company’s net interest margin on a tax-effected basis decreased 28 basis points to 3.31% for the three months ended March 31, 2004 from 3.59% for the three months ended March 31, 2003.  The net interest margin on a tax-effected basis decreased 47 basis points to 3.21% for the nine months ended March 31, 2004 from 3.68% for the nine months ended March 31, 2003.  The return on average assets for the three-month and nine-month periods ended March 31, 2004 and 2003 were 0.72% and 0.74%, respectively, and 0.97% and 0.95%, respectively.  The returns on average equity for the same periods were 5.42% and 5.51%, respectively, and 6.37% and 6.13%, respectively.

Net Interest Income.  Net interest income is determined by our average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities) and also the average amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

Net interest income for the three-month and nine-month periods ended March 31, 2004 was $6.6 million and $19.1 million, respectively.  This compares to $7.0 million and $21.4 million for the respective prior comparable periods.  For the three-month and nine-month periods ended March 31, 2004, net interest income decreased $392,000 or 5.6% and $2.3 million or 10.5%, over the prior comparable three-month and nine-month periods. Net interest income declined primarily as a result of the reduction in interest income due primarily to the continuing low interest rate environment which reduced the Company’s interest earned on loans, securities and other interest-earning assets more than the interest it paid on deposits and borrowings.  For the three-month and nine-month periods ended March 31, 2004 the Company’s interest rate spread decreased six basis points to 2.87% and 26 basis points to 2.75%, respectively, compared to 2.93% and 3.01% for the respective three-month and nine-month periods ending March 31, 2003.

Average interest-earning assets increased $10.2 million and $20.6 million, or 1.3% and 2.6%, respectively, for the three-month and nine-month periods ended March 31, 2004 compared to the respective prior year periods.  Average interest-bearing liabilities for the three-month and nine-month periods ended March 31, 2004 increased  $24.1 million and $30.7 million or 3.8% and 5.0%, respectively, over the comparable prior year periods.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 124.10% and 124.66%, respectively, for the three-month and nine-month periods ended March 31, 2004 compared to an average 127.25% and 127.54%, respectively, for the three-month and nine-month periods ended March 31, 2003.  The Company took advantage of the low interest rate environment and increased both its deposits and borrowings in the three-month and nine-month periods ended March 31, 2004 over the prior comparable periods.  The Company aggressively marketed its core deposit products and also increased its utilization of FHLB advances.  The increase in the Company’s core deposit base also reflects the increase attributable to our fourteenth banking office which opened in January 2003.   The Company’s net interest margin decreased to 3.31% for three months ended March 31,2004, a decline of 28 basis points compared to 3.59% for the three months ended March 31, 2003.  The net interest margin for the nine months ended March 31, 2004 decreased to 3.21%, a decline of 47 basis points compared to 3.68% for the nine-month s ended March 31, 2003. The decrease in net interest margin for the three and nine month periods ended March 31, 2004 was primarily a result of the combination of a decline in net interest income and a decline in the ratio of average interest-earning assets to average interest-bearing liabilities.

The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month and nine-month periods ended March 31, 2004 and 2003.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 29.0% effective rate has been used for both the three-month and nine-month periods ended March 31, 2004, respectively, compared to a taxable equivalent of 33.0% for both the comparable three-month and nine-month periods ended March 31, 2003.  The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons.  A GAAP reconciliation also is included below.

	For The Three Months Ended
	March 31, 2004			March 31, 2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans receivable:
Mortgage loans	$450,062	$7,003	6.25%	$442,003	$7,881	7.19%
Consumer loans	1,987	34	6.88	10,487	126	4.87
Commercial business loans	17,050	245	5.78	20,749	344	6.72
Total loans	469,099	7,282	6.23	473,239	8,351	7.12
Securities - taxable	280,354	2,593	3.72	258,356	2,817	4.42
Securities - nontaxable - adjusted to a taxable equivalent yield	18,520	287	6.23	17,829	302	6.87
Other interest-earning assets	40,055	70	0.70	48,398	107	0.90
Total interest-earning assets	808,028	10,232	5.09	797,822	11,577	5.86
Non-interest-earning assets	23,644			16,167
Total assets	$831,672			$813,989

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$135,840	$305	0.90%	$105,230	$305	1.18%
Savings accounts	91,461	133	0.58	79,452	207	1.06
Certificates of deposit	267,794	1,660	2.49	307,876	2,515	3.31
Total deposits	495,095	2,098	1.70	492,558	3,027	2.49
Total borrowings	153,622	1,487	3.89	131,383	1,494	4.61
Total escrows	2,386	2	0.34	3,050	3	0.40
Total interest-bearing liabilities	651,103	3,587	2.22	626,991	4,524	2.93
Non-interest-bearing liabilities	70,695			63,643
Total liabilities	721,798			690,634
Total stockholders’ equity	109,874			123,355
Total liabilities and stockholders’ equity	$831,672			$813,989

Net interest-earning assets	$156,925			$170,831
Net interest income		$6,645			$7,053
Net interest rate spread			2.87%			2.93%
Net interest margin			3.31%			3.59%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.10%			127.25%

	For The Nine Months Ended
	March 31, 2004			March 31, 2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost

Interest-earning assets:
Loans receivable:
Mortgage loans	$425,426	$20,767	6.50%	$436,954	$23,995	7.32%
Consumer loans	2,164	115	7.07	10,375	367	4.71
Commercial business loans	18,065	806	5.94	20,167	1,047	6.92
Total loans	445,655	21,688	6.48	467,496	25,409	7.24
Securities - taxable	295,561	7,897	3.56	270,072	9,560	4.72
Securities - nontaxable - adjusted to a taxable equivalent yield	17,864	855	6.37	17,307	820	6.31
Other interest-earning assets	44,221	246	0.74	27,873	235	1.12
Total interest-earning assets	803,301	30,686	5.09	782,748	36,024	6.13
Non-interest-earning assets	23,648			16,644
Total assets	$826,949			$799,392

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$135,426	$931	0.91%	$99,511	$999	1.34%
Savings accounts	89,152	473	0.71	76,583	702	1.22
Certificates of deposit	277,973	5,761	2.76	306,558	8,152	3.54
Total deposits	502,551	7,165	1.90	482,652	9,853	2.72
Total borrowings	139,849	4,134	3.93	128,481	4,521	4.69
Total escrows	2,010	4	0.26	2,590	7	0.36
Total interest-bearing liabilities	644,410	11,303	2.33	613,723	14,381	3.12
Non-interest-bearing liabilities	72,013			62,279
Total liabilities	716,423			676,002
Total stockholders’ equity	110,526			123,390
Total liabilities and stockholders’ equity	$826,949			$799,392

Net interest-earning assets	$158,891			$169,025
Net interest income		$19,383			$21,643
Net interest rate spread			2.76%			3.01%
Net interest margin			3.21%			3.68%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.66%			127.54%

Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	For the Three Months Ended March 31,
	2004		2003
(Dollars in thousands)	Interest	Average Yield/Cost	Interest	Average Yield/Cost

Securities - nontaxable	$210	4.56%	$209	4.75%
Tax equivalent adjustments	77		93
Securities - nontaxable to a taxable equivalent yield	$287	6.23%	$302	6.87%

Net interest income	$6,568		$6,960
Tax equivalent adjustment	77		93
Net interest income, tax equivalent	$6,645		$7,053
Net interest rate spread, no tax adjustment		2.83%		2.89%
Net interest margin, no tax adjustment		3.27%		3.54%

	For the Nine Months Ended March 31,
	2004		2003
(Dollars in thousands)	Interest	Average Yield/Cost	Interest	Average Yield/Cost

Securities - nontaxable	$618	4.60%	$568	4.37%
Tax equivalent adjustments	237		252
Securities - nontaxable to a taxable equivalent yield	$855	6.37%	$820	6.31%

Net interest income	$19,146		$21,391
Tax equivalent adjustment	237		252
Net interest income, tax equivalent	$19,383		$21,643
Net interest rate spread, no tax adjustment		2.72%		2.97%
Net interest margin, no tax adjustment		3.17%		3.64%

Interest Income.  Interest income on loans decreased $1.1 million and $3.7 million, or 12.8% and 14.6%, respectively, for the three-month and nine-month periods ended March 31, 2004 compared to the three-month and nine-month periods ended March 31, 2003. The overall decrease in the Company’s average yields earned on loans and taxable securities for the three-month and nine-month periods ended March 31, 2004 were the primary reasons for the decline in interest income compared to the similar prior year periods.  The Company’s average yield earned on loans declined by 89 basis points and 76 basis points in the three-month and nine-month periods ended March 31, 2004 compared to the respective three-months and nine-months ended March 31, 2003.  In addition the average balance of the company’s loans decreased $4.1 million and $21.8 million for the three-month and nine-month periods ended March 31, 2004 compared to the three and nine month periods ended March 31, 2003.  Interest income on securities decreased $261,000 and $1.6 million or 8.3% and 15.5%, respectively (adjusting our tax-exempt securities to 6.23% and 6.37%, respectively, on a tax equivalent basis) for the three-month and nine-month periods ended March 31, 2004 compared to the three-month and nine-month periods ended March 31, 2003.  Overall increases in the average balances of securities were offset by decreases in the average yields earned on taxable securities for the three-month and nine-month periods ended March 31, 2004 compared to the three-month and nine-month periods ended March 31, 2003.

Interest Expense.  Interest expense on deposit accounts decreased $928,000 and $2.7 million, or 30.7% and 27.3%, respectively, for the three-month and nine-month periods ended March 31, 2004 compared to the similar prior year periods.  Increases in the average balances of deposits of 0.5% and 4.1%, respectively, in the three-month and nine-month periods ended March 31, 2004 over the prior comparable periods were more than offset by the decreases in average rates paid on deposits.  The average rate paid on deposits fell to 1.70% and 1.90%, respectively, in the three-months and nine-months ended March 31, 2004 compared to 2.49% and 2.72%, respectively, for the three-months and nine-months ended March 31, 2003.  The decrease in average rates paid  on deposit accounts combined with a decrease in the average balance of higher cost certificates of deposit was primarily responsible for the overall decrease in interest expense.   Interest expense on borrowings decreased $7,000 and $387,000, respectively, or less than one percent and 8.6% for the three-month and nine-month periods ended March 31, 2004 compared to the similar prior year periods.  The decrease was primarily a result of the decrease in average borrowing rates offsetting the increase in the average balance of borrowings.

Provision for Loan Losses.  The Company’s provision for loan losses increased $60,000, or 54.5% to $170,000 for the three months ended March 31, 2004 compared to $110,000 for the corresponding prior fiscal period. The increase in the provision for loan losses in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 was primarily related to the risk components associated with a larger commercial portfolio, increasing to 47.6% of the total loan portfolio at March 31,2004 compared to 43.8% at March 31, 2003. For the nine months ended March 31, 2004 the provision for loan losses decreased $532,000, or 61.7% to $330,000 compared to $862,000 for the nine months ended March 31, 2003.  The decrease in provision for the nine-month period ended March 31, 2004 compared to the similar period ended March 31, 2003 was primarily related to decreases in classified loans and an overall improvement in asset quality.   The Company’s allowance for loan losses as a percentage of its loan portfolio decreased to 1.07% at March 31, 2004 compared to 1.09% at March 31, 2003.  At March 31, 2004 our ratio of non-performing loans to total loans was 0.60% compared to 0.78% at March 31, 2003.  The Company’s allowance for loan losses decreased to $5.1 million at March 31, 2004 compared to $5.3 million at June 30, 2003.  The decrease in the allowance for loan losses at March 31, 2004 compared to June 30, 2003 primarily was the result of a write-down of $633,000 on a previously identified commercial business loan. The remaining value of the impaired commercial business loan was $475,000 at March 31, 2004. Provisions for loan losses are based primarily upon the Company’s regular review of the credit quality of its loan portfolio, the net charge-offs during the period and other factors.  We believe, to the best of our knowledge, that the allowance for loan loss was adequate at March 31, 2004 and represents at such date all known and inherent losses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

Non-Interest Income.  Non-interest income increased $35,000, or 4.3% to $852,000 for the three-month period ended March 31, 2004 compared to $817,000 for the similar prior year period.  Non-interest income increased $1.0 million, or 53.3% to $3.0 million for the nine-month period ended March 31, 2004 compared to $2.0 million in the prior year period.  For the three months ended March 31, 2004 the increase was primarily a result of increases in service charges, fees, and the cash surrender value of bank owned life insurance. During the three months ended March 31, 2004, service charges and fees increased $90,000, or 20.7% to $525,000.  During the nine months ended March 31, 2004, service charges and fees increased $360,000, or 26.6% to $1.7 million.  The increases in service charges for the three and nine-month periods were primarily the result of increased retail sales of annuities and securities and  prepayment penalties on loans.  Sales of annuities and securities increased $26,000 and $149,000 respectively, for the three-month and nine-month periods ended March 31, 2004 compared to the similar prior year periods.  For the nine months ended March 31, 2004, the Company realized gains of $668,000 and $460,000 on the sale of securities and loans, respectively, compared to gains of $636,000 and $551,000, respectively, during the corresponding comparable nine-month period. Gains on sales of securities were obtained by taking advantage of certain market opportunities and reflects our decision to sell some of our securities out of the available for sale portfolio in order to generate additional cash which is available for redeployment into new loan originations and/or securities purchased when interest rates increase from their current levels.

Non-Interest Expense.  Non-interest expense increased $378,000, or 7.9% to $5.2 million for the three-month period ended March 31, 2004 compared to $4.8 million for the similar prior year period.  Non-interest expense increased $1.3 million, or 9.1% to $15.3 million for the nine-month period ended March 31, 2004 compared to $14.0 million for the similar year period.  Increases for the three and nine month periods ended March 31, 2004 were primarily a result of the Company’s increase in compensation and benefits expense, which include employee stock ownership plan (“ESOP”) and Recognition and Retention Plan (“RRP”) expenses, and professional fees.  The Company’s ESOP expense increased $61,000 and $222,000, or 28.1% and 39.0%, to $278,000 and $793,000, respectively, for the three-month and nine-month periods ended March 31, 2004 compared to ESOP expense of $217,000 and $571,000, respectively, for the similar prior year periods.  The increase in ESOP expense was primarily the result of market price appreciation of the Company’s common stock.  RRP expense increased $22,000 and $220,000, or 13.1% and 68.7% respectively, for the three and nine-month periods ended March 31, 2004 compared to RRP expense of $171,000 and $320,000 respectively, for the three and nine-month periods ended March 31, 2003 due to shares allocated from the 2002 RRP Trust.  Increases in expenses directly related to the operation of our 14th  banking office for the nine-months ended March 31, 2004 include increased compensation costs of $122,000 and increased occupancy costs of $70,000 compared to the nine-months ended March 31, 2003. Professional fees increased $50,000 and $210,000, or 40.0% and 54.0%, respectively, during the three and nine-month periods ended March 31, 2004 compared to similar year periods.  Increases in professional fees were due primarily to costs related to the Company’s review of potential acquisition transactions and other general corporate matters.

Income Tax Expense.  The provision for income taxes for the three-month and nine-month periods ended March 31, 2004 was $604,000 and $2.0 million, respectively.  This compares to a provision of  $943,000 and $2.8 million for the similar prior year three-month and six-month periods.   The effective tax rate for the three-month and nine-month periods ended March 31, 2004 was 29.0% and 30.0%, respectively.  The decrease in provision for taxes for the three-month and nine-month periods ended March 31, 2004 is primarily related to a decrease in the pre-tax income, decreased tax liability associated with the purchase of certain investment securities and increased exercises of non-qualified stock options.

Changes in Financial Condition

General.  Total assets of the Company increased by $2.4 million, or less than one percent, to $847.5 million at March 31, 2004 compared to $845.1 million at June 30, 2003.  The increase in assets primarily resulted from an increase in loans held to maturity of $54.8 million, or 13.3%, and an increase of loans held for sale of $11.9 million, or 224.1%, which were partially offset by a decrease in securities of $43.9 million, or 14.2%, and a decline of $22.3 million, or 22.7% in cash.  Securities available for sale and held to maturity decreased a combined $43.9 million, or 14.2% at March 31, 2004 compared to June 30, 2003. Net loans increased $54.8 million, or 13.3% from $413.8 million at June 30, 2003 to $468.6 million at March 31, 2004. Total liabilities amounted to $737.5 million at March 31, 2004, an increase of $9.5 million, or 1.3% from June 30, 2003.  Deposits decreased $15.9 million, or 2.7% to $570.7 million, although core deposits increased $10.4 million, or 3.6%, to $297.3 million, while borrowings increased $27.3 million, or 20.6% from June 30, 2003.  Total stockholders’ equity decreased $7.1 million to $110.0 million at March 31, 2004.  The change in stockholders’ equity was primarily the result of the repurchase of 584,866 shares of Company common stock in the open market at an aggregate cost of $9.9 million, or an average of $16.95 per share.

Cash and Cash Equivalents.  Cash and cash equivalents amounted to $75.8 million and $98.0 million at March 31, 2004 and June 30, 2003, respectively.  Cash and cash equivalents decreased during the period as funds were utilized to purchase additional securities, fund loan originations and repurchase Company stock.

Assets Available or Held for Sale.  At March 31, 2004, securities classified as available for sale and loans classified as held for sale amounted to $239.4 million and $17.2 million, respectively.  This compares to $291.9 million in available for sale securities and $5.3 million in held for sale loans at June 30, 2003.  The decrease of $52.5 million, or 18.0%, in available for sale securities was primarily the result of the Company taking advantage of favorable market conditions and selling securities. At March 31, 2004, the Company had unrealized gains on available for sale securities of $1.1 million, net of unrealized losses, compared to unrealized gains on available for sale securities of $1.9 million at June 30, 2003.  The decrease in unrealized gains was primarily a result of a decrease in the available-for-sale portfolio and a general increase in overall market rates of interest.

Loans.  The net loan portfolio of the Company increased $54.8 million, or 13.3% from $413.8 million at June 30, 2003 to $468.6 million at March 31, 2004.  The increase in the Company’s net loan portfolio was primarily a result of the purchase from the Bank’s network of mortgage brokers and loan originators of a combined $37.6 million in newly originated single-family residential mortgage loans.

Single-family residential mortgage loans increased $32.5 million, or 24.6%, construction loans increased $9.7 million, or 26.9%, home equity loans increased $9.3 million, or 12.8%, and commercial real estate and multi-family residential loans increased $4.6 million, or 2.9% at March 31, 2004 compared to June 30, 2003.  Partially offsetting these increases were declines of $1.4 million, or 6.8% in commercial business loans, and $509,000, or 21.9% in consumer loans at March 31, 2004.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	At March 31, 2004	At June 30, 2003

Accruing loans past due 90 days or more:
Real estate	$—	$367
Commercial business loans	—	147
Total	—	514
Non-accrual loans:
Mortgage loans
Single-family residential	617	1,064
Commercial real estate and multi-family residential	—	48
Construction	—	—
Home Equity	98	236
Consumer loans	6	7
Commercial business loans	665	360
Total	1,386	1,715

Performing troubled debt restructurings	1,436	1,463
Total non-performing loans	2,822	3,692
Other real estate owned, net	441	391
Total non-performing assets	$3,263	$4,083
Non-performing loans to total loans, net of deferred fees	0.60%	0.88%
Non-performing assets to total assets	0.38%	0.48%

Total non-performing assets decreased $820,000, or 20.1%, to $3.3 million at March 31, 2004 compared to $4.1 million June 30, 2003.  The decrease was primarily related to a decrease in non-performing single-family residential mortgage loans, non-performing commercial and multi-family real estate loans, non-performing construction loans and non-performing consumer loans, partially offset by an increase in non-performing commercial business loans.

Intangible Assets. The amount of our intangible assets totaled $958,000 at March 31, 2004 compared to $1.0 million at June 30, 2003.  Our intangible assets include a core deposit intangible and an unidentified intangible asset, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition, which occurred in 1994.  The core deposit intangible is being amortized over a 12-year life.  At March 31, 2004 the Company had goodwill of $848,000, which is periodically measured for impairment.

Deposits.  The Company’s total deposits decreased by $15.9 million, or 2.7% to $570.7 million at March 31, 2004 compared to $586.6 million at June 30, 2003.  At March 31, 2004, checking and money market accounts increased $5.2 million, or 2.6% to $205.6 million compared to $200.4 million at June 30, 2003, and savings accounts increased $5.2 million, or 6.1% to $91.7 million compared to $86.4 million at June 30, 2003.  At March 31, 2004, certificates of deposits, which comprise the largest component of our deposit portfolio, amounted to $273.5 million or 47.9% of our deposit portfolio, a decrease of $26.3 million from $299.8 million or 51.1% of total deposits at June 30, 2003.  We believe the changes in our deposit portfolio are due to our efforts to increase core deposit accounts (which we define as checking, money market and savings accounts) and balances through targeting marketing of those products as well as many depositors’ unwillingness to invest in longer-term certificate of deposit accounts in the current low interest rate environment.

Federal Home Loan Bank Advances. We use advances from the FHLB of Pittsburgh as an additional source of funds to meet our loan demand, as leverage to fund certain revenue enhancing investment strategies and for other asset/liability management purposes.  At March 31, 2004, the total amount of these borrowings outstanding was $159.8 million, which is a $27.3 million or 20.6% increase from the $132.6 million outstanding at June 30, 2003.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $110.0 million, or 13.0% of assets at March 31, 2004 compared to $117.1 million or 13.9% of total assets at June 30, 2003, a decrease of $7.1 million, or 6.1%.  Changes in stockholders’ equity reflect year-to-date net income of $4.6 million, as well as a decrease of $747,000 in accumulated other comprehensive income, primarily as a result of the general increases in overall market rates, and the repurchase of 584,866 shares of Company stock at a cost of $9.9 million during the nine months ended March 31, 2004.  The average share price of the stock repurchased was $16.95.  The Company paid a cash dividend of $0.09, $0.09 and $0.10, respectively, per share for the quarters ended September 30, 2003, December 31, 2003 and March 31, 2004. These regular dividends totaled $2.7 million during the nine-months ended March 31, 2004.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  At March 31, 2004, the total approved investment and loan origination commitments outstanding amounted to $30.9 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2004 totaled $199.8 million.  Based on historical experience, management believes that a significant portion of maturing certificates of deposit will remain with the Company, although the trend during the quarter ended March 31, 2003, was toward checking and money market accounts.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the

Company from the FHLB was $449.2 million as of March 31, 2004, based on qualifying collateral.   The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

At March 31, 2004, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2004
Tangible capital	$85,693	10.1%	$12,717	1.5%	$16,956	2.0%
(to tangible assets)
Core capital	85,693	10.1%	33,829	4.0%	42,287	5.0%
(to adjusted tangible assets)
Tier I capital	85,693	18.1%	N/A	N/A	28,376	6.0%
(to risk-weighted assets)
Risk-based capital	90,751	19.2%	37,834	8.0%	47,293	10.0%
(to risk-weighted assets)

As of June 30, 2003
Tangible capital	$85,732	10.2%	$12,685	1.5%	$16,914	2.0%
(to tangible assets)
Core capital	85,732	10.2%	33,712	4.0%	42,284	5.0%
(to adjusted tangible assets)
Tier I capital	85,732	19.6%	N/A	N/A	26,234	6.0%
(to risk-weighted assets)
Risk-based capital	91,044	20.8%	34,978	8.0%	43,723	10.0%
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

Part II.  OTHER INFORMATION

Item l.                                                              Legal Proceedings

Not applicable

Item 2.                                                           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table presents the repurchasing activity of the stock repurchase program during the third quarter of fiscal 2004:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Month #1 January 1, 2004- January 31,2004	—	—	—	511,565
Month #2 February 1, 2004- February 29,2004	27,000	$18.07	27,000	484,565
Month #3 March 1, 2004- March 31,2004	81,000	$18.10	81,000	403,565
Total	108,000	$18.09	108,000	403,565

Notes to this table:

(a)          On October 28, 2003 the Board of Directors of the Company authorized a new stock repurchase program (the “program”) effective immediately.  This program is the only program presently in effect.  This program was publicly announced in a press release issued October 29, 2003.

(b)         The Company was authorized to repurchase 5% or 511,565 of the outstanding shares.

(c)          The program has an expiration date of October 27, 2004.

(d)         No stock repurchase programs expired during the third quarter of fiscal 2004.

(e)          The Company presently has no plans for an early termination of the program.

(f)            A prior repurchase program announced March 25, 2003 for 10% or 1,133,566 shares of outstanding stock was completed on September 15, 2003 at an average share price of  $16.16.

(g)         All shares were purchased through the program and were accomplished in the open-market with-in the safe harbor rule, with the exception of 15,000 shares purchased February 20, 2004 at a price of $17.97 per share.

Item 3.                                                           Defaults Upon Senior Securities

Not applicable.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.                                                           Other Information

a.               Not applicable.

b.              Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  List of Exhibits (filed herewith unless otherwise noted)

Exhibit No.	Description
2.1	Plan of Conversion and Agreement and Plan of Reorganization (1)
3.1	Articles of Incorporation of Willow Grove Bancorp, Inc. (1)
3.2	Bylaws of Willow Grove Bancorp, Inc. (1)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc. (1)
10.1	Employment Agreement between Willow Grove Bancorp, Inc. and Frederick A. Marcell Jr.
10.2	Employment Agreement between Willow Grove Bank and Frederick A. Marcell Jr.
10.3	Form of Employment Agreement entered into between Willow Grove Bank and each of Joseph M. Matisoff, Christopher E. Bell, John T. Powers, Jerome P. Arrison and Ammon J. Baus
10.4	Supplemental Executive Retirement Agreement (2)
10.5	Non-Employee Director’s Retirement Plan (3)
10.6	1999 Stock Option Plan (4)
10.7	1999 Recognition and Retention Plan and Trust Agreement (4)
10.8	Amended Directors and Officers Incentive Compensation Plan (5)
10.9	2002 Stock Option Plan (6)
10.10	2002 Recognition and Retention Plan and Trust Agreement (6)
10.11	Deferred Compensation Plan (7)
31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

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

(6)                                                               Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(7)                                                               Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 12, 2004 (SEC File No. 000-49706).

(b)                                 Reports on Form 8-K:

A Current Report on Form 8-K, dated January 28, 2004, was filed by the Company on January 30, 2004 with respect to the Company’s press release announcing earnings results for the period ended December 31, 2003, and a declaration of a cash dividend, under Item 12.

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOW GROVE BANCORP, INC.

Date: May 14, 2004	By:	/s/ Frederick A. Marcell Jr.
Frederick A. Marcell Jr. President and Chief Executive Officer

Date: May 14, 2004	By:	/s/ Christopher E. Bell
Christopher E. Bell Chief Financial Officer