Form 10-K
period 2004-06-30
WILLOW GROVE BANCORP INC/NEW
filed 2004-09-13
CIK 1163428

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2004
–or–
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File Number: 0-49706

WILLOW GROVE BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	80-0034942 (IRS Employer Identification No.)

WELSH AND NORRISTOWN ROADS
MAPLE GLEN, PENNSYLVANIA 19002
(Address of Principal Executive Offices)

Registrant's telephone number: (including area code) (215) 646-5405

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (par value $0.01 per share)
(Title of Class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒    NO ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $17.76 on December 31, 2003, the last business day of the Registrant's second quarter was $147,568,444 (9,754,138 shares outstanding less 1,445,104 shares held by affiliates at $17.76 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

        As of September 8, 2004 there were 9,799,898 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III.

Willow Grove Bancorp, Inc.

FORM 10-K

For the Fiscal Year Ended June 30, 2004

INDEX

i

Forward Looking Statements

        This Form 10-K contains certain forward-looking statements and information based upon our beliefs as well as assumptions we have made. In addition, to those and other portions of this document, the words "anticipate," "believe,""estimate," "expect," "intend," "should," and similar expressions, or the negative thereof, as they relate to us are intended to identify forward-looking statements. Such statements reflect our current view with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, hostilities involving the United States, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting our operations, markets, products, services and fees. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. We do not intend to update these forward-looking statements.

PART I

Item 1. Business

        General.    Willow Grove Bancorp, Inc. (the "Company"), a Pennsylvania corporation, was formed to facilitate the reorganization of Willow Grove Bank (the "Bank") from the two-tier mutual holding company form to the stock holding company form of organization. The reorganization was completed on April 3, 2002. The Company issued 6,414,125 shares of common stock in a subscription offering and issued 4,869,375 shares of common stock in exchange for the stock held by the shareholders of the former Willow Grove Bancorp, Inc., the federally chartered stock-form mid-tier holding company. The Bank, which is now a wholly-owned subsidiary of the Company, was originally organized in 1909. In December 1998, the Bank was reorganized from a federally chartered mutual savings bank into a federally chartered stock savings bank in the mutual holding company form of ownership with a "mid-tier" holding company. The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and security investments. At the present time, the business of the Company is primarily the business of the Bank. In September 2000, Willow Grove Investment Corporation ("WGIC"), a Delaware corporation was formed as a wholly owned subsidiary of the Bank to hold and manage certain securities investments of the Bank. In May 2003, Willow Grove Insurance Agency, LLC (the "Agency"), a Pennsylvania limited liability company was formed by the Bank to conduct permitted fixed rate annuity transactions for the Bank.

        References in this document to "we," "our" or "us" refer to Willow Grove Bancorp, Inc. together with its subsidiary, Willow Grove Bank, unless the context otherwise requires.

        In recent years, we have concentrated our business plan on the following primary goals—changing operations to a full-service community bank, continuing steady growth and maintaining a high level of asset quality. We intend to continue our growth through internal means. To the extent opportunities are available and deemed prudent by management,we also will consider growth through acquisitions of other institutions. We believe our business plan will continue to enhance shareholder value.

        Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and funds borrowed from outside sources such as the Federal Home Loan Bank ("FHLB") of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, commercial real estate and multi-family residential mortgage loans, construction real estate loans, home equity loans, consumer loans and commercial business loans. Our major source of income is the interest received on our loan and securities portfolios, while our major expense is interest paid on deposit accounts and borrowings.

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

        Our executive offices are located at Welsh and Norristown Roads, Maple Glen, Pennsylvania, and our telephone number is (215) 646-5405. The office for Willow Grove Investment Corporation is 1105 Market Street, Suite 1300, Wilmington, Delaware. The office for Willow Grove Insurance Agency, LLC is located at Welsh and Norristown Roads, Maple Glen, Pennsylvania.

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

Available Information

        The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public at the SEC's web site at http://www.sec.gov. Members of the public may also read and copy any document we file at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. In addition, our stock is listed for trading on the Nasdaq National Market and trades under the symbol "WGBC". You may find additional information regarding Willow Grove Bancorp, Inc. at www.nasdaq.com. In addition to the foregoing, we maintain a web site at www.willowgrovebank.com. We make available on our Internet web site copies of Willow Grove Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after we file such material with, or furnish such documents to, the SEC.

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

        Most of our direct competition for attracting deposits and originating loans has historically come from savings associations, other savings banks, commercial banks and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds, and other non-financial institutions such as securities brokerage firms and insurance companies. In our market area, we estimate that we compete with approximately 97 other financial institutions and numerous securities brokers.

Lending Activities

        General.    At June 30, 2004 our net loan portfolio totaled $524.2 million or 56.88% of our total assets. Historically, our primary emphasis has been the origination of loans secured by first liens on single-family (one-to four-units) residences. In recent years, we have changed the focus of our lending to place more emphasis on home equity loans, construction, commercial real estate and multi-family residential loans and commercial business loans. At June 30, 2004, commercial real estate and multi-family residential loans amounted to $180.9 million, or 34.12% of our total loan portfolio. As of that date, construction loans were $57.0 million or 10.75% of our loan portfolio; commercial business loans totaled $17.7 million or 3.34% of the total loan portfolio. Loans secured by liens on single-family residential properties include first mortgage loans totaling $181.0 million, or 34.15% of the loan portfolio, and $91.8 million of home equity loans and lines of credit, which accounted for 17.32% of the loan portfolio at June 30, 2004.

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

        Loan Portfolio Composition.    The following table sets forth the composition of the loan portfolio as of the dates indicated. This data does not include single family loans classified as held for sale which amounted to $1.1 million, $5.3 million, $1.6 million, $2.6 million, and $35.8 million at June 30, 2004, 2003, 2002, 2001 and 2000, respectively.

	June 30, 2004		June 30, 2003		June 30, 2002		June 30, 2001		June 30, 2000
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Mortgage loans:
Single-family	$181,049	34.15%	$131,821	31.40%	$181,454	40.40%	$198,310	43.17%	$206,340	48.04%
Commercial real estate and multi-family	180,881	34.12	155,892	37.14	134,294	29.90	128,613	28.00	102,513	23.86
Construction	57,014	10.75	36,191	8.62	29,306	6.52	27,724	6.04	14,973	3.49
Home equity	91,848	17.32	72,990	17.39	75,016	16.70	75,060	16.34	72,217	16.81

Total mortgage loans	510,792	96.34	396,894	94.55	420,070	93.52	429,707	93.55	396,043	92.20
Consumer loans	1,678	0.32	2,324	0.55	10,081	2.24	9,688	2.11	7,818	1.82
Commercial business loans	17,686	3.34	20,549	4.90	19,067	4.24	19,925	4.34	25,683	5.98

Total loans receivable	530,156	100.00%	419,767	100.00%	449,218	100.00%	459,320	100.00%	429,544	100.00%

Allowance for loan losses	(5,220)		(5,312)		(4,626)		(4,313)		(3,905)
Deferred loan fees	(747)		(656)		(737)		(808)		(699)

Loans receivable, net	$524,189		$413,799		$443,855		$454,199		$424,940

        Contractual Principal Repayments and Interest Rates.    The following table sets forth scheduled contractual amortization of the loan portfolio at June 30, 2004. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	At June 30, 2004, the amount due within
	1 year or less	more than 1 year to 3 years	more than 3 years to 5 years	more than 5 years to 10 years	more than 10 years to 20 years	more than 20 years	Total
	(Dollars in thousands)
Mortgage loans:
Single-family and home equity	$646	$2,359	$17,742	$37,580	$112,171	$102,398	$272,896
Commercial real estate and multi- family	4,250	10,336	8,672	54,061	89,373	14,189	180,881
Construction	25,318	25,188	2,544	909	3,056	—	57,015

Total mortgage loans	30,214	37,883	28,958	92,550	204,600	116,587	510,792
Consumer	94	623	640	194	92	35	1,678
Commercial business	8,909	1,283	1,959	4,612	782	141	17,686

Total	$39,217	$39,789	$31,557	$97,356	$205,474	$116,763	$530,156

        Of the $490.9 million of loan principal repayments due after June 30, 2005, $315.4 million have fixed rates of interest and $175.5 million have adjustable rates of interest.

        Lending Activity.    Our lending activities are subject to underwriting standards and origination procedures which have been approved by our Board of Directors. We process, underwrite and originate single-family residential mortgage loans on both a retail and wholesale basis. We have developed an extensive network of active residential mortgage brokers and mortgage bankers to support our wholesale production system. These correspondents identify, process and close loans on our behalf based upon rates and terms that we provide to them on a regular basis which correlate to our assessment of our demand for various types of loans. The correspondents forward completed loan applications for our review. Based upon this review, we will determine whether to reject the loan if it fails to meet our prescribed standards or acquire the loan for our portfolio or for sale into the secondary market. Depending upon the various programs we have with the correspondents, loans will be classified as either purchased or originated. When the correspondent advances funds for the closing of a loan we have committed to purchase, it is classified as "purchased". When we provide the funds for the closing of the loan, it is classified as "originated". In either case, we may retain the loan in our portfolio or sell it (on either a servicing released or retained basis) in the secondary market. Retail production is supported through our bank loan officer program whereby loan applications are obtained through our branch network and referrals from local builders, real estate brokers and financial consultants. Single-family residential mortgage loans generally are required to be underwritten in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines (this facilitates resale into the secondary market). We also acquire loans that do not conform to FHLMC/FNMA guidelines ("non-conforming" loans) for the portfolio. Non-conforming loans that we place in the portfolio include, but are not limited to, sub-prime, investor loans and non-FNMA "A" paper. Non-conforming loans are underwritten according to our alternative underwriting guidelines. We believe that our underwriting guidelines are consistent with industry standards. These non-conforming loans accounted for approximately 15.85% of our single-family loan portfolio at June 30, 2004.

        In addition to originating loans, the Bank periodically purchases participation interests in larger balance loans, typically multi-family and commercial real estate mortgage loans and construction loans from other financial institutions in our market area. We may purchase these loans to supplement our own originations or to facilitate participation relationships to manage borrower concentration risks i.e. loans to one borrower issues. These participations are reviewed for compliance with our underwriting standards before they are purchased. During fiscal 2004 we purchased participation interests of $18.0 million in commercial real-estate loans and $12.8 million in construction loans. In addition, during fiscal 2004, the Bank purchased four pools consisting of an aggregate of 109 single-family residential fixed-rate "jumbo" mortgage loans in the aggregate amount of $45.9 million. Three of the pools were purchased at a modest discount, with the remaining pool purchased at a modest premium. The net aggregate discount on these loan pool purchase was $258,000, which is being accreted into income similar to originated loans. The average outstanding balance of the loans in these pools was $421,000 at the time of purchase. Other than the outstanding balances, which generally exceed secondary market standards, the loans in these pools generally conform to FNMA and FHLMC guidelines. These properties securing the loans in these pools were located across the eastern United States, primarily concentrated in Florida, Pennsylvania, Virginia and Georgia. The loan pools were subject to our due diligence review and conformed to our internal underwriting standards. At June 30, 2004, all the loans in these four loan pools were performing as agreed and have an average current loan to value ratio of 58.8%. The Company anticipates purchasing additional pools to supplement local production of non-conforming product which may encompass further geographic diversification.

        Our loan underwriting function is managed at our operations center located approximately three miles from our main office. The majority of our conforming loans are contractually underwritten by any one of several private mortgage insurance companies to ensure saleability in the secondary market. From time to time we also underwrite conforming loans based on our internal capacity and market conditions. We require a current appraisal prepared by an independent appraiser or an acceptable alternative property valuation on all new mortgage loans. We require title insurance on loans secured by real estate with the exception of certain single-family residential loans originated under $150,000 and most home equity loans originated under $100,000. Hazard insurance is required on all real estate loans. Flood insurance is also required for all loans secured by properties located in a designated flood area.

        Our loan policy authorizes certain officers to approve loans up to certain designated amounts, not exceeding $1.0 million, collectively, in the case of the President and Chief Operating Officer. Loans exceeding individual or collective limits must be approved by: the Management Loan Committee consisting of the President, Chief Operating Officer, other executive officers and other Bank lending vice-presidents; the Director's Loan Committee, consisting of three outside directors, the President, the Chief Operating Officer and Chief Lending Officer or the full Board of Directors. The Director's Loan Committee and the full Board of Directors are also provided with summaries of new loan activity on a routine basis.

        As a federal savings bank, we are limited in the amount of loans we make to any one borrower. This amount is equal to 15% of the Bank's unimpaired capital and surplus (in our case, this amount would be approximately $14.0 million at June 30, 2004), although there are provisions that would allow us to lend an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. Our aggregate loans to any one borrower have been within these limits. At June 30, 2004, our three largest credit relationships with an individual borrower and related entities amounted to $9.1 million, $8.1 million and $5.9 million; all the loans included in these relationships were performing in accordance with their terms and conditions.

        The following table shows the activity in our loan portfolio during the periods indicated.

	Year ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Loans held at the beginning of the period	$419,767	$449,218	$459,320
Originated and purchased for portfolio(1)(2):
Mortgage loans:
Single-family	110,707	91,904	43,841
Commercial real estate and multi-family	64,382	46,768	23,341
Construction	54,396	28,854	32,369
Home equity	73,209	53,419	36,725
Consumer loans	95	2,669	10,371
Commercial business loans	12,431	13,488	11,057

Total originations and purchases for portfolio	315,220	237,102	157,704
Transfer of loans from portfolio to held for sale	—	(43,451)	—
Amortization and curtailments	(204,104)	(222,711)	(166,852)
Charge-offs	(727)	(391)	(954)

Net change in loans	110,389	(29,451)	(10,102)

Total loans held at the end of the period	$530,156	$419,767	$449,218

(1)
Excludes loans classified as held for sale at the time of origination.

(2)
Includes $85.6 million in purchased loans for fiscal 2004

        Single-Family Residential Loans.    We utilize our bank loan officer's and a network of mortgage brokers and bankers to originate and purchase conventional single-family (one-to-four-units) mortgage loans. During the year ended June 30, 2004, single-family residential loans originated to be kept in our portfolio amounted to $110.7 million. In addition, we originated $85.5 million of single-family residential mortgage loans for resale in the secondary market. Our total single-family residential mortgage loans originated for portfolio or resale amounted to $196.2 million in the year ended June 30, 2004, of which $155.4 million were originated through our wholesale network and the remaining $42.2 million were originated through our retail sources. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). The majority of our single-family residential mortgage loans are secured by properties located in our primary lending area which includes Montgomery, Bucks and Philadelphia Counties, Pennsylvania. Our residential lending areas have expanded to include northeastern Pennsylvania, central and southern New Jersey and Delaware. At June 30, 2004, single-family residential mortgage loans amounted to $181.0 million, or 34.15% of our total loan portfolio. Due to our strategic plan to diversify the loan portfolio, the single-family portion of our loan portfolio as a percent of the total loan portfolio has decreased during four of the past five years.

        Single-family residential mortgage loans which we purchase or originate for sale generally are underwritten with terms conforming to FHLMC/FNMA guidelines. Loans purchased or originated for our portfolio, may conform to these guidelines, may exceed the conforming loan amount for those agencies, or may otherwise not comply with the underwriting standards of the agencies for a variety of reasons, including credit risk. We remain active in selling conforming loans, typically 30 year fixed rate loans, in excess of our portfolio needs or as part of our interest rate risk management strategy, in the secondary market. We have generally sold loans to three national investors who purchase our loans primarily on a best efforts, servicing released basis. This arrangement, although not eliminating all risks associated with secondary market activity, can provide an additional source of non-interest income. As of June 30, 2004, $1.1 million of our single-family residential mortgage loans were classified as held-for-sale. During the year ended June 30, 2004, we sold an aggregate of $90.3 million of single-family residential mortgage loans at a gain of $627,000 while for the years ended June 30, 2003 and 2002, we had loan sales of $74.8 million and $77.8 million, respectively, at a gain of $1.2 million and $519,000, respectively. Although we anticipate continuing sales of loans in the secondary market, there can be no assurance that this activity will continue as currently structured or result in the realization of non-interest income. Low interest rates among other factors contributed to our increased sales activity over the past three years.

        Interest rates on our single-family residential mortgage loans either are fixed for the life of the loan ("fixed-rate") or are subject to adjustment at certain pre-determined dates throughout the life of the loan ("ARM"). Our fixed-rate loans generally mature in 10, 15, 20 or 30 years, and have equal monthly payments to repay the loan with interest by the end of the loan term. At June 30, 2004, the fixed-rate portion of our residential mortgage loan portfolio which includes single-family real estate loans and home equity loans, totaled $204.3 million which was 74.9% of the total single-family residential loans plus home equity loans outstanding at that date.

        We offer a variety of ARM loans. These loans have a pre-determined interest rate for a specified period of time ranging from one to ten years. After this initial period, the interest rate will adjust on a periodic basis in accordance with a designated index such as the one-year US Treasury yield adjusted to a constant maturity ("CMT") plus a stipulated margin. Also, ARM loans generally carry an annual limit for rate changes of 1% or 2%, and a maximum amount the rate can increase or decrease from the initial rate of 4% to 6% during the life of the loan. From time to time, we offer ARM loans with an initial rate less than the fully-indexed rate (the index at the time of origination plus the stipulated margin). These loans are underwritten based upon the borrower making payments calculated at the fully-indexed rate. Our ARM loans require that any payment adjustment caused by a change in the interest rate result in full amortization of the loan by the end of the original loan term, and no portion of the payment increase is permitted to be added to the principal balance of the loan, so-called negative amortization. At June 30, 2004, $68.5 million or 25.1% of our residential mortgage loan portfolio, which includes single-family real estate loans and home equity loans, were adjustable rate.

        ARM loans decrease some of the risks associated with changing interest rates. However, increases in the amount of a borrower's payment due to interest rate increases may affect the borrower's ability to repay the loan, thereby increasing the potential for default. To date, we have not experienced a material impact as a result of this additional credit risk associated with ARM loans, and believe that this risk is less than the interest rate risk of holding fixed-rate loans in a rising interest rate environment.

        Such factors as consumer preferences, the general level of interest rates, competition, and the availability of funds affect the amount of ARM loans we originate or purchase. Although we anticipate that we will continue to offer ARM loans, there can be no assurance that we can originate a sufficient amount of such loans to increase or maintain the percentage of such loans in our portfolio.

        Generally the largest single-family mortgage loan we originate or purchase does not exceed $500,000. In addition, our maximum loan-to-value ratio (the rate of the loan amount to the lesser of the appraised value or sales price—"LTV") is 95%. Some special first time homebuyer programs have loan to value ratios of 100%. In all cases when the loan to value ratio exceeds 80%, we require the borrower to maintain private mortgage insurance until the loan balance is reduced to 80% of the original fair market value.

        Home Equity Loans.    In recent years, we have increased our emphasis on the origination of home equity loans and lines of credit, due to their shorter maturities (the maximum term of our home equity loans is 20 years with the exception of purchase money second mortgage loans whose maximum term may be up to 30 years) and generally higher interest rates. A home equity loan is a fixed-rate loan where the borrower receives the total loan amount at a closing and makes monthly payments to repay the loan within a specific time period. Home equity lines of credit are a revolving line of credit with a variable rate and no stated maturity date. The borrower may draw on this account (up to the maximum credit amount) and repay this line at any time. At June 30, 2004 we had $91.8 million or 17.32% of the total loan portfolio in home equity loans and lines of credit outstanding. Of the $91.8 million outstanding at June 30, 2004, $16.8 million were in lines of credit. The unused portion of equity lines of credit was $19.7 million at that date. Despite increased amortization and prepayments on home equity loans due to the low level of interest rates in recent periods, the outstanding balance of home equity loans held at June 30, 2004 increased $18.9 million or 25.8% from June 30, 2003.

        Home equity loans and lines of credit are secured by the borrower's residence, and we generally obtain a second lien position on these loans. We offer home equity programs in amounts, when combined with the first mortgage, up to 100% of the value of the property securing the loan. In addition to originating home equity loans through our branch offices, we rely considerably on purchased loans from our network of correspondents.

        Commercial Real Estate and Multi-Family Residential Real Estate Loans.    At June 30, 2004 commercial real estate and multi-family residential loans amounted to $180.9 million or 34.12% of the total loan portfolio. This compares to $155.9 million or 37.14% at June 30, 2003.

        Our commercial real estate and multi-family residential loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units, non-FNMA eligible single-family residential investment properties and other properties used for commercial and multi-family purposes located in our market area. Our commercial and multi-family real estate loans tend to be originated in an amount less than $3.0 million but will occasionally exceed that amount. At June 30, 2004, the average commercial and multi-family residential loan size was $392,000. The five largest commercial real estate and multi-family residential loans outstanding at June 30, 2004, were $5.5 million, $5.0 million, $4.4 million, $3.4 million and $3.4 million and all of such loans were performing in accordance with their terms at such date. During the year ended June 30, 2004, our commercial real estate and multi-family loan portfolio grew by $25.0 million, or 16.0% as the result of originations, participation purchases and the conversion of loans from construction to permanent status. The relatively low interest rate environment during the year ended June 30, 2004 stimulated increased amortization and prepayments which partially offset the total amount of multi-family and commercial real estate originations of $64.4 million during the year.

        Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 20 years with monthly amortization over the life of the loan and LTV ratios of not more than 80%. Interest rates are either fixed or adjustable, based upon designated market indices such as the 5-year Treasury CMT or 5-year FHLB of Pittsburgh advance rate plus a margin, and fees ranging from 0.5% to 1.5% are generally charged to the borrower at the origination of the loan. Prepayment fees are generally charged on most commercial real estate and multi-family loans in the event of early repayment. Generally we obtain personal guarantees of the principals as additional security for commercial real estate and multi-family real estate loans.

        Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include, but are not limited to, larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower's business. These risks can be affected by supply and demand conditions in the project's market area of rental housing units, office and retail space, warehouses, and other commercial space. We attempt to minimize these risks by limiting our loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in our underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property. As of June 30, 2004, $48,000, or 0.03% of our commercial real estate and multi-family residential mortgage loans were on non-accrual status the same amount $48,000 or 0.03% as at June 30, 2003.

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

        Construction Loans.    We originate construction loans for residential and commercial uses within our market area. We generally limit originated construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. Additionally we have been introduced to other borrowers through certain participation arrangements primarily from four other local financial institutions. These loans are underwritten with substantially similar guidelines to our own. Generally, we require the lead lender to maintain a minimal interest at least equal to our own interest. Construction loans outstanding at June 30, 2004 were $57.0 million, or 10.75% of total loans, compared to $36.2 million or 8.62% of total loans at June 30, 2003.

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

        As a condition of any commitment on a construction loan, we require that an independent appraiser prepare an appraisal of the property which results are satisfactory to the Bank. We also review and inspect each project at its inception and prior to every disbursement of loan proceeds. Disbursements are made after inspections based upon a percentage of project completion. Monthly payment of interest is required on all construction loans.

        We also make construction loans for the acquisition and development of land for sale (i.e. roads, sewer and water lines). We make these loans only in conjunction with a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and are generally limited to a LTV ratio of 75% of the appraised value. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released. Generally, all of our loans of this type are in our market area and are to developers with whom we have established relationships. In most cases, we also obtain personal guarantees from the borrowers.

        Construction and land loans generally are considered to involve a higher level of risk than single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property's value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences. At June 30, 2004, our four largest construction loans had outstanding balances of $4.9 million, $4.6 million, $4.3 million, and $3.8 million and all were performing in accordance with the terms of their agreements. At June 30, 2004, our fifth largest construction loan was a $3.6 million loan representing a 25.3% loan participation interest in the construction of a commercial real estate office building located in Montgomery County in the suburbs of Philadelphia. Although the loan was never delinquent, it fell behind in anticipated project occupancy projections and the lenders, including ourselves, agreed to modify the terms of the loan to, among other things, extend the loan term maturity. The borrower also was permitted to obtain additional subordinated financing from non-participant lenders. As a condition of the loan modification we received a loan principal payment of $800,000. Based on a recent increase in project occupancy, the loan has been upgraded to special mention from its previous classification as substandard as of June 30, 2003.

        In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders who have established relationships, and obtain personal guarantees from the principals.

        Commercial Business Loans.    At June 30, 2004, we had $17.7 million in commercial business loans, or 3.34% of total loans, compared to $20.5 million at June 30, 2003, a decrease of $2.9 million or 13.9%. At June 30, 2004 the average balance of the Bank's commercial business loans was $82,000. During the year ended June 30, 2004, we originated or advanced additional funds on business lines of credit in the amount of $12.4 million. These originations were offset by increased amortization and prepayments of loans primarily due to the continued low interest rate environment and as previously originated larger balance loans were repaid and replaced with smaller balance new originations. We began originating loans to small-to-mid-sized businesses in our market area in May 1997. Since that time, we have hired commercial lenders to actively solicit commercial business loans as well as commercial real estate and multi-family real estate loans. During fiscal 2002 and 2003, we generally did not originate new commercial business loans in amounts exceeding $250,000. Since that time, management undertook a process designed to enhance the Company's commercial business lending function. During fiscal 2003 we hired a Chief Lending Officer, experienced in business lending, and a Credit Risk Manager whose responsibilities include reviewing existing systems and policies, establishing or improving procedures, where necessary, and training new and existing personnel with respect to the origination and oversight of commercial business loans. During fiscal 2004, despite the Company's efforts to increase originations of commercial business loans, as a result of the full implementation of its enhanced policies and procedures with respect to such loans, the portfolio declined. However, it is anticipated that the recent portfolio decline will be reversed during fiscal 2005. We believe that these types of loans assist in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans.

        Generally, the Bank provides secured revolving lines of credit for short term working capital support of a business'accounts receivables and inventory. Typically the secured revolving line of credit is collateralized based upon an advance rate of up to 80% of eligible accounts receivable and up to 30% of finished goods inventory. Secured term loan financing is provided for the acquisition of fixed business assets, such as real property, vehicles, equipment and machinery. Generally, we provide financing up to 80% of the purchase price for the new fixed assets and up to 70% of book value for pre-owned fixed assets. In addition to business assets pledged as collateral, most commercial business loans are personally guaranteed by the principal owner(s) of the borrower. Interest rates are adjustable, indexed to a published prime rate of interest or fixed. At June 30, 2004, the Bank's five largest commercial business loans were $507,000, $380,000, $336,000, $320,000 and $311,000 and all such loans were performing in accordance with their terms with the exception of the $320,000 credit which, as of June 30, 2004, was deemed to be impaired and was on non-accrual status. The loan is secured by the borrower's principal residence and foreclosure proceedings have been initiated. The loan was written down $633,000, to its current value of $320,000, during the fiscal year.

        Generally, commercial business loans have been characterized as having higher risks associated with them than single-family mortgage loans. We have hired individuals, experienced in this type of lending, and have implemented policies and procedures which we deem to be prudent. As of June 30, 2004, the Bank had $698,000 of non-accrual commercial business loans compared to $360,000 at

June 30, 2003. Charge-offs of commercial business loans amounted to $658,000 during the year ended June 30, 2004 compared to $103,000 in the year ended June 30, 2003.

        Other Consumer Lending Activities.    In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans primarily consisting of loans secured by automobiles and to a much lesser extent deposit account loans, and unsecured personal loans. In addition to originating consumer loans we facilitate the funding of student loans through our banking offices in conjunction with American Education Services ("AES/PHEAA"). Consumer loans are originated and facilitated primarily through existing and walk-in customers and direct advertising. At June 30, 2004, $1.7 million, or 0.32% of our total loan portfolio consisted of these types of loans. This compares to $2.3 million of consumer loans, or 0.55% of the total loan portfolio at June 30, 2003.

        Consumer loans, other than loans secured by deposit accounts, generally have higher interest rates and shorter terms than residential loans, however they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the fiscal year ended June 30, 2004, there were charge-offs, net of recoveries totaling $10,000 related to other consumer loans. This compares to $4,000 in net consumer loan charge-offs in the fiscal year ended June 30, 2003.

Asset Quality

        General.    As a part of our efforts to maintain asset quality, we have developed and implemented an asset classification system in conjunction with federal regulations. All of our assets are subject to this classification system. Loans are periodically reviewed and the classifications reviewed at least quarterly by the Asset Quality Committee of the Board of Directors.

        When a borrower fails to make a scheduled payment, we attempt to cure the delinquency by making personal contact with the borrower. Initial contacts are generally made 16 days after the date the payment is due. In most cases, delinquencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. We generally work with borrowers to resolve such problems, however, when the account becomes 90 days delinquent, we institute foreclosure or other proceedings, as necessary, to minimize any potential loss.

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

	At June 30, 2004		At June 30, 2003
	30 to 59 days	60 to 89 days	30 to 59 days	60 to 89 days
	(Dollars in thousands)
Mortgage loans:
Single-family	$888	$254	$2,218	$603
Commercial real estate and multi-family	—	—	205	—
Construction	—	—	—	—
Home equity	321	—	158	12
Consumer loans	4	30	—	1
Commercial business loans	—	—	1,203	104

Total loans receivable	$1,213	$284	$3,784	$720

        Loans delinquent 30 to 89 days amounted to $1.5 million at June 30, 2004 compared to $4.5 million at June 30, 2003. Management continues to regularly monitor all delinquent loan activity. Management does not consider the current level of delinquencies to be of any significant concern as, based upon past experience, most loans, with the exception of commercial business loans, are expected to return to fully performing status without going to non-accrual status. In any event, management believes that these loans are adequately collateralized.

        Non-Performing Assets.    The following table sets forth information with respect to non-performing assets we have identified, including non-accrual loans and other real estate owned. The decrease in non-performing assets from $4.1 million at June 30, 2003 to $3.2 million at June 30, 2004 was the result of decreases in non-accrual mortgage loans partially offset by an increase in non-accrual commercial business loans.

	At June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Accruing loans 90 or more days past due
Mortgage loans	$—	$367	$—	$42	$9
Commercial business loans	—	147	200	—	—
Other	3	—	—	49	—

Total accruing but 90 or more days past due	3	514	200	91	9

Nonaccrual loans
Mortgage loans:
Single-family	568	1,064	1,897	1,485	828
Commercial real estate and multi-family	48	48	1,179	675	140
Construction	—	—	—	—	—
Home equity	39	236	55	278	10
Consumer	16	7	104	151	19
Commercial business	698	360	724	966	250

Total nonaccrual loans	1,369	1,715	3,959	3,555	1,247

Performing troubled debt restructurings	1,404	1,463	1,512	1,535	—
Total non-performing loans	2,776	3,692	5,671	5,181	1,256
Other real estate owned, net	403	391	85	—	—

Total non-performing assets	$3,179	$4,083	$5,756	$5,181	$1,256

Non-performing loans to total loans	0.52%	0.88%	1.26%	1.13%	0.29%
Non-performing assets to total assets	0.34%	0.48%	0.76%	0.83%	0.22%

        Classified and Criticized Assets.    Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, based upon their judgment, classify them. There are three classifications for problem assets: "substandard," "doubtful," and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions and values, questionable, and there is a high probability of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Federal regulations also require another unclassified category designated "special mention" to be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. At June 30, 2004, we had $3.0 million of our assets classified as substandard, consisting of $1.7 million of multi-family and commercial real estate loans, $637,000 million of single-family mortgage loans $545,000 of commercial business loans and $39,000 of home equity loans, and no loans classified as doubtful or loss. This compares to $13.3 million in assets classified as substandard, $28,000 classified as doubtful and no assets classified as a loss, at June 30, 2003.

        Allowance for Loan Losses.    The allowance for loan losses is maintained at a level we believe is adequate to cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Our determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. During the fiscal year ended June 30, 2002 we modified the methodology for calculating the allowance for loan loss based upon the guidance provided by the SEC and the Federal Financial Institutions Examination Council ("FFIEC"). We continue to use historical loss factors for each loan type and for loans that we consider higher risk for all but single-family mortgage loans and guaranteed consumer loans, we now add a component for factors that may not be included in the historical loss calculation. This component establishes a range for factors such as, but not limited to, delinquency trends, asset classification trends and current economic conditions. Management then assesses these conditions and establishes, to the best of its ability, the allowance for loan loss from within the range calculated, based upon the facts known at that time. At June 30, 2004, our allowance for loan loss was in the lower quartile of the range established by this methodology and there exists no unallocated component. The methodology does not imply that any portion of the allowance for loan loss is restricted, but the allowance for loan loss applies to the entire loan portfolio.

        The allowance is increased by provisions for loan losses which are charges against income. As shown in the table below, at June 30, 2004, our allowance for loan losses amounted to $5.2 million or

188.04% and 0.99% of our non-performing loans and total loans receivable less deferred fees, respectively.

	Year ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance — beginning of period	$5,312	$4,626	$4,313	$3,905	$3,138
Plus: provisions for loan losses	426	1,034	1,212	7,856	706
Less: charge-offs for
Mortgage loans	58	284	12	18	51
Consumer loans	11	4	173	72	31
Commercial business loans	658	103	769	7,359	3

Total charge-offs	727	391	954	7,449	85

Plus: recoveries for
Mortgage loans	74	—	—	—	16
Consumer loans	1	—	11	1	—
Commercial business loans	134	43	44	—	130

Total recoveries	209	43	55	1	146

Balance — end of period	$5,220	$5,312	$4,626	$4,313	$3,905

Allowance for loan loss to total end of period non-performing loans	188.04%	143.88%	81.57%	83.25%	310.91%
Charge-offs to average loans	0.16%	0.08%	0.21%	1.65%	0.02%
Allowance for loan loss to end of period total loans less deferred fees	0.99%	1.27%	1.03%	0.94%	0.91%

        Provisions for loan losses for the year ended June 30, 2004 were $426,000, a decline from $1.0 million in the prior year. Net charge-offs increased from $348,000 in fiscal year 2003 to $518,000 in fiscal year 2004. The primary reason for the decrease in the percent of the allowance for loan loss to total loans was the combination of improved asset quality as measured by several factors including classified assets and delinquency rates combined with a slightly different portfolio mix. We assess our allowance for loan losses at least quarterly, and make any necessary provision for losses needed to maintain our allowance for losses at a level deemed adequate. We believe that the allowance for loan losses was adequate at June 30, 2004 to cover losses that are both probable and reasonably estimable based upon the facts and circumstances known to us at that date.

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

	June 30, 2004		June 30, 2003		June 30, 2002		June 30, 2001		June 30, 2000
	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans
	(Dollars in thousands)
Mortgage loans:
Single-family	$155	34.15%	$161	31.40%	$255	40.40%	$239	43.17%	$591	48.04%
Commercial real estate and multi-family	2,345	34.12	2,705	37.14	2,239	29.90	1,454	28.00	1,230	23.86
Construction	1,598	10.75	1,156	8.62	937	6.52	554	6.04	299	3.49
Home equity	484	17.32	430	17.39	472	16.70	437	16.34	482	16.81

Total mortgage loans	4,582	96.34	4,452	94.55	3,903	93.52	2,684	93.55	2,602	92.20
Consumer loans	53	0.32	70	0.55	70	2.24	86	2.11	38	1.82
Commercial business loans	585	3.34	790	4.90	653	4.24	656	4.34	382	5.98
Unallocated	—	—	—	—	—	—	887	n/a	883	n/a

Total	$5,220	100.00%	$5,312	100.00%	$4,626	100.00%	$4,313	100.00%	$3,905	100.00%

Securities Activities

        General.    Our investment policy is designed, among other things, to assist us in our asset/liability management strategies. It emphasizes principal preservation, favorable returns, maintaining liquidity and flexibility, and minimizing credit risk. The policy permits investments in US Government and agency securities, investment grade corporate bonds and commercial paper, municipal bonds, various types of mortgage-backed securities and collateralized mortgage obligations, certificates of deposit and federal funds sold to financial institutions approved by our Board of Directors, and certain equity investments and mutual funds.

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

        In order to maintain a high degree of flexibility with our investment securities, prior to January 2002, all of our investment securities were classified as Available For Sale ("AFS") pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"). In January 2002 we changed the classification on our municipal bond portfolio from AFS to Held to Maturity ("HTM"). SFAS No. 115 requires us to classify a security as AFS, HTM, or trading, at the time of acquisition. Securities being classified as HTM must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. HTM securities are accounted for based upon the historical cost of the security. AFS securities can be sold at any time based upon our needs or judgment as to market changes. AFS securities are accounted for at fair value, unrealized gains and losses on these securities, net of income tax effects, are reflected in the stockholders' equity section of our Statement of Financial Condition. Subsequently, based upon our asset/liability management strategies, at the time of purchase we designate securities as either AFS or HTM.

        Additionally, securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced and reflected in the statement of income.

        At June 30, 2004, our investment securities amounted to $336.7 million, or 36.10% of total assets. This includes a $2.5 million unrealized loss, net of income tax, on those investment securities classified as AFS. The portfolio consists of US government and agency securities, many with callable features and agency and non-agency mortgage-backed pass-through securities, collateralized mortgage obligations, municipal bonds, equity investments primarily in the FHLB of Pittsburgh, and mutual funds.

        The following table sets forth information on the carrying value and the amortized cost of our securities classified as held to maturity and available for sale at the dates indicated.

	At June 30,
	2004		2003		2002
	Amortized Cost	Fair value	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$18,132	$18,183	$17,320	$17,995	$13,973	$14,117
US Gov't agency securities	16,000	15,717	—	—	—	—
CMOs	49,018	49,001	—	—	—	—
Mortgage-backed securities	15,363	15,500	—	—	—	—

Total held to maturity	98,513	98,401	17,320	17,995	13,973	14,117

	Amortized Cost	Carrying value	Amortized Cost	Carrying value	Amortized Cost	Carrying value
Available for sale:
FHLB stock	12,203	12,203	9,252	9,252	5,042	5,042
Equity securities	9,188	9,079	6,477	6,410	4,472	4,421
US Gov't agency securities	75,031	73,459	76,980	78,205	75,692	76,693
Mortgage-backed securities	141,756	139,466	196,184	198,018	166,445	168,531

Total available for sale	238,178	234,207	288,893	291,885	251,651	254,687

Total securities	$336,691	$332,608	$306,213	$309,880	$265,624	$268,804

        Mortgage-Backed Securities ("MBS") and Collateralized Mortgage Obligations ("CMOs).    At June 30, 2004, we had MBSs with a carrying value of $154.8 million and $49.0 million in CMOs compared to $198.0 million in MBSs at June 30, 2003. We did not hold any CMOs at June 30, 2003. MBSs represent a participation interest in a pool of single-family or multi-family mortgages. Mortgages are sold by various originators to intermediaries (generally agencies of the US Government and government sponsored enterprises) that pool and repackage the mortgages and sell participation interests in the pools to investors. The servicer of the mortgage loan collects the principal and interest payments and passes those payments through to the intermediary who then remits the payment to the investor. The US Government agencies and government sponsored enterprises, primarily the Government National Mortgage Association ("GNMA"), FNMA and FHLMC, guarantee the timely payment of principal and interest on these securities. MBSs that are pooled by US Government or government sponsored enterprises are known as agency mortgage-backed securities. Other private servicers may pool mortgages into similar pass-through securities and are known as non-agency MBSs. These non-agency MBSs do not have the guaranteed timely payment of principal and interest that an agency MBS has, and may also include loans that may not qualify to be included in an agency MBS, for reasons such as, but not limited to, the size of the loan.

        MBSs are issued in stated principal amounts and are backed by mortgage loans within a specific interest rate range, but may have varying maturity dates. The underlying pool of mortgages may be comprised of either fixed-rate or adjustable-rate mortgage loans. Each MBS pool will also differ based upon the actual level of prepayment experienced by the underlying mortgage loans.

        At June 30, 2004, the weighted average life of our mortgage-backed securities was approximately 4.3 years, based upon our assumptions related to the future prepayments of the underlying mortgages. Prepayments that are greater than those projected will shorten the remaining term of the security, while a decrease in the amount of prepayments will lengthen the amount of time until the security matures. Prepayments depend on many factors, including the type of mortgage, the coupon rate, the remaining period until the loan matures or the rate is scheduled to reset, the geographic region, and the general level of market interest rates. During periods of rising interest rates, if the coupon rates of the underlying mortgages are less than prevailing market rates offered on mortgages, refinancings will decrease and prepayments of the mortgages underlying the security will decline. Conversely, when market interest rates are falling, and the coupon rate on the underlying mortgage exceeds the prevailing market interest rate for mortgages offered, refinancings tend to increase which will increase the amount of prepayments of the underlying mortgages. During the year ended June 30, 2004, prepayments on mortgage-backed securities were $81.0 million compared to $60.3 million for the year ended June 30, 2003. This increase in prepayments was primarily related to the general level of interest rates which has been favorable for refinancing activity.

        Our average yield on our MBS portfolio was 3.99% for the month ended June 30, 2004. This yield is computed by decreasing/increasing the amount of interest income collected on the security by the amortization/accretion of the premium/discount associated with the acquisition of the security. In accordance with generally accepted accounting principles, premiums/discounts are amortized/accreted over the estimated remaining life of the security. The yield on the security may vary if the prepayment assumptions used to determine the remaining life differ from actual prepayment experiences. These assumptions are reviewed on a periodic basis to reflect actual prepayments.

        CMOs are securities which are structured from a pool of MBSs or whole loans. The structuring results in sectors which are known as tranches having different cash flow requirements and interest rates. Although still subject to prepayments, this structuring into tranches provides a more predictable cash flow to the bondholder.

        US Government and Government Agency Securities and Municipal Bonds.    At June 30, 2004, we had $89.5 million, which includes approximately $1.9 million in unrealized losses, in securities issued by

US Government and US government agencies, primarily the FHLB, FNMA, FHLMC and the Federal Farm Credit Bank compared to $78.2 million, which includes approximately $1.2 million in unrealized gains, at June 30, 2003. Most of these securities have call features that allow the issuer to redeem these securities at par value prior to their stated maturity. Generally, if the prevailing market interest rate on new issue callable agency securities with similar maturities exceeds the coupon rate of the security with the call feature, the call will not be exercised. Conversely, if the prevailing market interest rate for new issue agency callable securities with similar maturities is below the coupon rate of the security with the call feature, the call will be exercised and the bond will be redeemed. When calls are exercised and bonds redeemed prior to their maturity, we face the risk of re-investing those proceeds into other investments with lower yields or longer terms.

        Our Municipal bonds were classified as held to maturity at June 30, 2004 and are recorded at an amortized cost basis of $18.1 million which approximates fair value. The fair value and amortized cost of these securities at June 30, 2003 was $18.0 and $17.3 million, respectively. These municipal bonds include issues from various townships and school districts located in Pennsylvania.

        The following table sets forth certain information regarding the contractual maturities (without regard to any call provisions) of the carrying value of our US government agency securities and municipal bonds at June 30, 2004. The yields on tax-exempt bonds have not been adjusted to taxable equivalent yield.

	Carrying value	Average yield
	(Dollars in thousands)
Maturing in:
One year or less	$1,600	3.16%
One to five years	82,286	3.38
Five to ten years	10,078	4.37
Over ten years	15,199	4.68

Total	$109,163	3.65%

        Other Investments.    Other than MBSs and US Government and government agency securities and municipal bonds, we have investments in various equity securities and mutual funds. At June 30, 2004, $15.4 million was invested in equity securities and $6.0 million was invested in mutual funds. The equity securities include stock in the FHLB of Pittsburgh and equity securities of several publicly traded companies. FHLB stock at June 30, 2004 was $12.2 million and the other equity investments amounted to $3.2 million. The mutual fund investment of $6.0 million is backed primarily by investments in adjustable-rate mortgage-backed securities and other investments authorized by our investment policy.

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

  Deposits

        As shown in the table below, during the year ended June 30, 2004, our core deposit accounts (which we consider to be all deposits other than our certificate accounts) increased to 53.6% of total deposits from 48.9% of deposits while our certificates of deposit fell as a percentage of total deposits from 51.1% to 46.3% at June 30, 2003.

	At June 30,
	2004		2003
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Savings accounts (passbooks, statements and clubs)	$91,879	15.2%	$86,447	14.7%
Money market accounts	99,455	16.5	79,280	13.5
Certificates of deposit	279,534	46.3	299,794	51.1
Checking accounts:
Interest-bearing	56,350	9.3	51,541	8.8
Non-interest-bearing	75,897	12.6	69,581	11.9

Total	$603,115	100.0%	$586,643	100.0%

        During the year ended June 30, 2004, our total deposits increased by $16.5 million or 2.8% compared to an increase of $56.9 million, or 10.7% for the year ended June 30, 2003.

	Year ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Beginning balance	$586,643	$529,752	$497,030
Net increase in deposits	7,981	45,268	16,979
Interest credited	8,491	11,623	15,743

Total increase in deposits	16,472	56,891	32,722

Ending balance	$603,115	$586,643	$529,752

        The following table sets forth by various interest rate categories, the amount of our certificates of deposit at the dates indicated.

	At June 30,
	2004	2003
	(Dollars in thousands)
Interest rates:
from 0.00% to 2.99%	$213,934	$181,942
from 3.00% to 3.99%	38,093	56,897
from 4.00% to 4.99%	25,869	43,394
from 5.00% to 6.99%	1,638	17,101
7.00% and over	—	460

Total	$279,534	$299,794

        Shown below are the amount and remaining term to maturity for our certificates of deposit as of June 30, 2004.

	Amounts maturing in
Interest rates:	Six months or less	Over six months through one year	Over one year through two years	Over two years through three years	Over three years
	(Dollars in thousands)
from 0.00% to 2.99%	$104,381	$79,604	$16,531	$4,933	$8,485
from 3.00% to 3.99%	17,855	3,245	3,561	8,248	5,184
from 4.00% to 4.99%	14,811	1,021	3,637	3,843	2,557
from 5.00% to 5.99%	405	60	152	—	8
6.00% and over	239	249	387	26	112

Total	$137,691	$84,179	$24,268	$17,050	$16,346

        At June 30, 2004 the total amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was $52.4 million. The following table provides information regarding the maturity of these certificates of deposit.

Amounts maturing in
Three months or less	Over three months through six months	Over six months through one year	Over one year	Total
(Dollars in thousands)
$10,816	$15,783	$18,357	$7,417	$52,373

Borrowings.

        We use outside borrowings to supplement our funding needs. We also use borrowings in revenue enhancement programs that allow us to take advantage of arbitrage opportunities when investment returns exceed the cost of borrowings. At June 30, 2004 we had $206.2 million in borrowings outstanding, all of which were from the FHLB of Pittsburgh. Advances from the FHLB of Pittsburgh are secured by our investment in FHLB stock and a portion of our residential mortgage loan portfolio. The FHLB of Pittsburgh provides an array of borrowing programs which include: fixed or variable rate programs; various fixed terms ranging from overnight to 20 years; and other programs that have callable or putable features attached to them. We intend to continue to utilize borrowings in the future as an alternative source of funds. At June 30, 2004, we also have access to a line of credit amounting to $28.0 million from other financial intermediaries.

        The following table sets forth certain information regarding our outside borrowings for the periods indicated.

	At or for the year ended
	June 30, 2004	June 30, 2003
	(Dollars in thousands)
FHLB advances:
Average balance outstanding for the period	$147,842	$129,633
Maximum outstanding at any month end	206,168	139,132
Balance outstanding at end of the period	206,168	132,557
Average interest rate for the period	3.92%	4.57%
Interest rate at the end of the period	3.56%	3.84%

        At June 30, 2004 the maturity of our FHLB advances ranged from July 2004 to October 2018. Certain advances also require monthly payments of principal. At June 30, 2004, $114.5 million of FHLB advances were callable at the option of the FHLB within certain parameters, of which $53.5 million could be called within one year. Of the of FHLB advances that are callable at the discretion of the FHLB, $37.5 million of these advances could be called only if an index exceeded a specific pre-determined rate.

        Subsidiaries.    Willow Grove Bank, a federally chartered stock savings bank, is the wholly owned subsidiary of Willow Grove Bancorp, Inc. The Bank has two direct subsidiaries, Willow Grove Investment Corporation ("WGIC")and Willow Grove Insurance Agency (the "Agency"). WGIC is a Delaware corporation formed in 2000 to hold and manage certain securities investments of the Bank. At June 30, 2004, assets under management at WGIC totaled $172.6 million. The Agency, formed in May 2003, is a Pennsylvania limited liability company that conducts fixed rate annuity transactions for the Bank.

        Employees.    At June 30, 2004, we had 179 full-time employees and 67 part-time employees. None of our employees are represented by a collective bargaining group, and we believe that our relationship with our employees is good.

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

        Generally, the Home Owners' Loan Act prohibits a savings and loan holding company, such as us, directly or indirectly, from (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior Office of Thrift Supervision approval, (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior Office of Thrift Supervision approval, or (3) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof) without prior Office of Thrift Supervision approval or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire as a separate subsidiary a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (a) in the case of certain emergency acquisitions approved by the Federal Deposit Insurance Corporation, (b) if the holding company controlled (as defined) such savings institution as of March 5, 1987 or (c) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company's voting shares may, except with the prior approval of the Office of Thrift Supervision, acquire control of any savings institution which is not a subsidiary of such holding company.

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

        Under current Federal Deposit Insurance Corporation regulations, Savings Association Insurance Fund-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital—"well capitalized," "adequately capitalized," and "undercapitalized"—which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2001 ranging from zero for well capitalized, healthy institutions, such as Willow Grove Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

        In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the second quarter of 2004 was .0154% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

        Under the risk-based capital requirement, a savings bank must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one- to-four family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio), which at June 30, 2004, represented 47.2% of the total loans receivable of Willow Grove Bank, are weighted at a 50% risk factor. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. The amount of supplementary capital that can be included is limited to 100% of core capital.

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

        Office of Thrift Supervision regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to Willow Grove Bank's level of ownership, including the assets of includable subsidiaries in which Willow Grove Bank has a minority interest that is not consolidated for generally accepted accounting principles purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2004, Willow Grove Bank had no investments subject to a deduction from tangible capital.

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

        At June 30, 2004, Willow Grove Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 9.5%, 9.5% and 17.7%, respectively.

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

        At June 30, 2004, Willow Grove Bank was in the "well capitalized" category for purposes of the above regulations.

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

        Currently, the portion of the qualified thrift lender test that is based on Section 10(m) of the Home Owners' Loan Act rather than the Internal Revenue Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the Federal Home Loan Bank of Pittsburgh; and direct or indirect obligations of the Federal Deposit Insurance Corporation. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by Fannie Mae or Freddie Mac. Portfolio assets consist of total assets minus the sum of (a) goodwill and other intangible assets, (b) property used by the savings institution to conduct its business, and (c) liquid assets up to 20% of the institution's total assets. At June 30, 2004, approximately 97.3% of the portfolio assets of Willow Grove Bank were qualified thrift investments.

        Federal Home Loan Bank System.    Willow Grove Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its board of directors. At June 30, 2004, Willow Grove Bank had $206.2 million of Federal Home Loan Bank advances.

        As a member, Willow Grove Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the members' aggregate amount of outstanding advances and 0.7% of the members' unused borrowing capacity. At June 30, 2004, Willow Grove Bank had $12.2 million in stock of the Federal Home Loan Bank of Pittsburgh, which was in compliance with this requirement.

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

        Federal Reserve System.    Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2004, Willow Grove Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

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

Federal Securities Law

        Our common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended.

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

TAXATION

Federal Taxation

        General.    We are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal taxation is only intended to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules. Tax years 2001, 2002 and 2003 are open under the statute of limitations and subject to review by the Internal Revenue Service.

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

        Bad Debt Reserves.    The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, savings associations must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The Bank has no reserve subject to recapture as of June 30, 2004.

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

        At June 30, 2004, the Bank's total federal pre-1988 reserve was approximately $6.2 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

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

        Net Operating Loss Carryovers.    We may carry back net operating losses to the three preceding taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning before August 6, 1997. For net operating losses in years beginning after August 5, 1997, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. At June 30, 2004, we had no net operating loss carryforwards for federal income tax purposes.

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

State and Local Taxation

        Pennsylvania Taxation.    We are subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal 2004 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 0.724% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

        The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the"MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the tax rate is 11.5%. The MTIT exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with generally accepted accounting principles ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

Item 2. Properties

        We operate from the following locations:

			At June 30, 2004
	Owned or Leased	Lease expiration date	Net book value	Deposits
			(Dollars in thousands)
Executive office:
Welsh and Norristown Roads(1) Maple Glen, PA 19002-8030	Owned	n/a	$1,685	$135,784
Operations center:
101 Witmer Road Horsham, PA 19044-2200	Leased	December 2008	120	n/a
Branch offices:
1555 W. Street Road Warminster, PA 18974-3103	Leased	January 2006	n/m	44,483
1141 Ivyland Road Warminster, PA 18974-2048	Leased	June 2009	n/m	26,573
9 Easton Road(2) Willow Grove, PA 19090-0905	Owned	n/a	997	109,798
701 Twining Road Dresher, PA 19025-1894	Owned	n/a	735	64,343
761 Huntingdon Pike Huntingdon Valley, PA 19006-8399	Owned	n/a	310	53,793
2 N. York Road Hatboro, PA 19040-3201	Leased	May 2007	n/m	28,587
1331 Easton Road Roslyn, PA 19001-2426	Leased	December 2008	25	18,695
11730 Bustleton Avenue Philadelphia, PA 19116-2516	Leased	February 2009	16	46,184
122 N. Main Street North Wales, PA 19454-3115	Leased	February 2010	71	13,221
8200 Castor Avenue Philadelphia, PA 19152-2719	Leased	December 2009	108	25,196
735 Davisville Road Southampton, PA 18966-3276	Leased	May 2011	147	15,898
1452 Buck Road C-8 Village Shires Center Holland, PA 18966-2626	Leased	April 2007	177	8,698
9869 Bustleton Ave Belair Shopping Center Philadelphia, PA 19115-2611	Leased	July 2012	257	11,862

(1)
Includes adjacent nine-acre parcel that could be used for future expansion.
(2)
Includes adjacent parcel of land with an existing structure.

Item 3. Legal Proceedings

        Brenda DiCicco v. Willow Grove Bank, (United States District Court, Eastern District of Pennsylvania). On October 11, 2002, a lawsuit was filed against Willow Grove Bank by Ms. DiCicco in her individual capacity as president and sole shareholder of ATS Products Corp. ("ATS") alleging eight causes of action related to a line of credit between the Bank and ATS. The complaint has since been amended to add Mr. Marcell and one present and one former employee of the Bank as defendants. The causes of action are: breach of contract, breach of oral contract, fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment, conversion and negligence. The plaintiff seeks a multi-million dollar recovery for compensatory damages, punitive damages, attorney fees and costs. An entity controlled by Ms. DiCicco, 1750 Woodhaven Drive, L.P.,is also a party to the case and is asserting similar claims. ATS previously filed suit against the Bank in the U.S. Bankruptcy Court averring similar causes of action. The Bank is vigorously defending the claims made by the plaintiffs in both suits and believes that those claims are without merit.

        Irvine Construction Co. v. Sklaroff, et al., (Court of Common Pleas of Montgomery County, Pennsylvania). On September 5, 2003, a lawsuit was filed against Willow Grove Bank and eight additional defendants by Irvine Construction Co., Inc., alleging thirteen causes of action related to an agreement for the construction of an office building. Eleven of such causes of action include the Bank as a defendant and are: breach of contract (two counts), unjust enrichment/equitable restitution (in the alternative), fraud, civil conspiracy (two counts), fraudulent transfer and aiding and abetting fraudulent transfers, constructive trust, abuse of process, and tortious interference with existing contractual relations (two counts). Four counts against the Bank seek damages in excess of $1.0 million, five counts seek damages in excess of $50,000, punitive damages and other relief, and two counts seek constructive relief. On May 12, 2004 the court struck the claim for unjust enrichment and all claims for attorneys' fees. The remaining claims continue to be litigated. The Bank is vigorously defending the claim made by the plaintiff and believes that this claim is without merit.

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

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        (a)   Our common stock is traded on the NASDAQ National Market (NASDAQ) under the symbol WGBC. Local newspapers listings include WillowG and WillGrvBcp. At September 8, 2004 there were 1,914 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks. The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for our past two fiscal years.

	Stock Price
			Cash dividends per share
	High	Low
Quarter ended:
June 30, 2004	$18.19	$14.91	$0.100
March 31, 2004	18.75	17.44	0.100
December 31, 2003	18.00	16.05	0.090
September 30, 2003	17.05	16.08	0.090
June 30, 2003	17.05	14.63	0.080
March 31, 2003	14.89	13.05	0.080
December 31, 2002	14.00	11.35	0.070
September 30, 2002	12.15	10.18	0.070

        The information for all equity based and individual compensation arrangements is incorporated by reference from Item 12 hereof.

        (b)   Not applicable

        (c)   The following table presents the repurchasing activity of the stock repurchase program during the fourth quarter of fiscal 2004:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2004 – April 30, 2004	—	—	—	403,565
Month #2 May 1, 2004 – May 31, 2004	209,600	$15.40	209,600	193,965
Month #3 June 1, 2004 – June 30, 2004	58,700	$15.50	58,700	135,265

Total	268,300	$15.42	268,300	135,265

Notes to this table:

(a)
On October 28, 2003 the Board of Directors of the Company authorized a new stock repurchase    program (the "program") effective as of such date. This program is the only program presently in effect. This program was publicly announced in a press release issued October 29, 2003.

(b)
The Company was authorized to repurchase 5% or 511,565 of the outstanding shares.

(c)
The program has an expiration date of October 27, 2004.

(d)
The Company presently has no plans for an early termination of the program.

(e)
All shares were purchased through the program and were accomplished in the open-market with-in the safe harbor rule, with the exception of 10,000 shares purchased May 5, 2004 at a price of $15.92 per share.

Item 6. Selected Financial Data

	At June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Total assets	$921,592	$845,124	$759,806	$625,148	$560,123
Cash and cash equivalents	39,445	98,040	31,986	22,209	14,681
Securities held to maturity	98,513	17,320	13,973	—	—
Securities available for sale	234,207	291,885	254,687	130,358	70,577
Loans held for sale	1,136	5,293	1,574	2,644	35,753
Loans receivable, net	524,189	413,799	443,855	454,199	424,940
Deposits	603,115	586,643	529,752	497,030	452,857
Borrowings	206,168	132,557	97,824	59,885	37,517
Total stockholders' equity	103,776	117,130	124,369	60,357	60,643
	For the year ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Interest income	$40,628	$46,445	$44,818	$44,285	$38,893
Interest expense	15,074	18,746	21,463	24,216	19,369
Net interest income	25,554	27,699	23,355	20,069	19,524
Provision for loan losses	426	1,034	1,212	7,856	706
Net interest income after provision for loan losses	25,128	26,665	22,143	12,213	18,818
Non-interest income	3,983	3,492	2,461	1,787	1,102
Non-interest expense	20,390	19,058	16,319	13,875	12,076
Income before income taxes	8,721	11,099	8,285	125	7,844
Income tax expense (benefit)	2,610	3,610	2,734	(32)	3,001
Net income	6,111	7,489	5,551	157	4,843
Earnings per share — diluted(1)	$0.62	$0.71	$0.52	$0.01	$0.43
Earnings per share — basic(1)	0.66	0.75	0.53	0.01	0.43
Cash dividends declared per share(1)	0.38	0.30	0.24	0.19	0.16
Dividend payout ratio(2)(3)	59.65%	45.02%	45.22%	n/m	36.68%

(1)
Data prior to April 3, 2002 has been adjusted for the 2.28019 exchange ratio in connection with the April 2002 Reorganization and subscription offering defined on p.2..

(2)
Data for June 30, 2001 is not meaningful.

(3)
For the fiscal years 2002, 2001 and 2000 includes dividends waived by the Mutual Holding Company of $1.1 million, $1.2 million and $1.0 million, respectively.

	At or for the year ended June 30,
	2004	2003	2002	2001	2000
Return on average assets	0.73%	0.93%	0.82%	0.03%	0.93%
Return on average equity	5.56	6.10	7.53	0.25	8.09
Average interest-earning assets to Average interest-bearing liabilities	124.23	127.06	121.77	120.93	121.64
Interest rate spread(4)	2.72	2.91	2.89	2.59	3.00
Interest rate margin(5)	3.17	3.55	3.61	3.46	3.83
Non-performing assets to total assets(6)	0.40	0.48	0.76	0.83	22.00
Allowance for loan losses to:
Non-performing loans	188.04	143.88	81.57	83.25	310.91
Total loans less deferred fees	0.99	1.27	1.03	0.94	0.91
Average stockholders'equity to average assets	13.10	15.19	10.89	10.64	11.87
Tangible stockholders' equity to end of period assets	11.43	13.52	16.23	9.45	10.55
Total capital to risk-weighted assets(7)	17.72	19.61	20.40	14.99	15.71

(4)
The weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(5)
This represents net interest income as a percentage of average interest-earning assets.

(6)
Non-performing assets equal non-accrual loans, troubled debt restructurings plus accruing loans 90 or more days past due and real estate owned.

(7)
Bank only.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our financial condition, and the results of operations for Willow Grove Bancorp, Inc., (the "Company") and its subsidiary Willow Grove Bank, (the "Bank")at and for the fiscal years ended June 30, 2004, 2003 and 2002. The information in this section should be read in conjunction with the Company's financial statements and the accompanying notes included elsewhere herein.

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

        In management's opinion, the most critical accounting policies affecting our consolidated financial statements are:

  1.
  Evaluation of the allowance for loan losses. The determination of the allowance for loan losses involves significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the amount of net income we recognize from period to period. For a description of the methods we use to determine our allowance for loan losses, see "Results of Operations—Provision for Loan Losses."

  2.
  Accrual and recognition of interest on loans. These policies involve significant judgments and assumptions by management which may have a significant impact on the amount of interest income recognized from period to period. For a description of our policies for recognizing interest income on loans, see Note 1 ("Summary of Significant Accounting Policies—Loans, Loan Origination Fees and Uncollected Interest") of our Notes to Consolidated Financial Statements.

  3.
  Realization of deferred income tax items. We include in our other assets a "net deferred tax asset" which is an estimate of net deferred tax assets and deferred tax liabilities. These estimates involve significant judgments and assumptions by management which may have a material effect on the carrying value of this asset for financial reporting purposes. For a more detailed description of these items and estimates, see Note 8 (Income Taxes) to our Notes to Consolidated Financial Statements set forth in Item 8 hereof.

        The Notes to Consolidated Financial Statements identify other significant accounting policies used in the development and presentation of our financial statements. This discussion and analysis of the significant accounting policies and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Changes in Financial Condition

        General.    Our total assets increased by $76.5 million, or 9.0%, to $921.6 million at June 30, 2004 compared to $845.1 million at June 30, 2003. This increase was primarily due to an increase in the net loan portfolio of $110.4 million and an icrease in securities available for sale and held to maturity of $23.5 million in the aggregate. These increases were partially offset by a $58.6 million decrease in cash and cash equivalents. The increase in total assets during the fiscal year ended June 30, 2004 was funded by a $73.6 million increase in borrowings from the Federal Home Loan Bank ("FHLB") of Pittsburgh and a $16.5 million increase in deposits.

        Cash and Cash Equivalents.    Cash and cash equivalents, which consist of cash on hand and in other banks in interest-earning and non-interest earning accounts, amounted to $39.4 million and $98.0 million at June 30, 2004 and 2003, respectively. The decrease in cash and cash equivalents of $58.6 million or 59.8% was the result of the utilization of funds to originate new loans, to purchase additional securities and to repurchase shares of Company common stock.

        Securities Available for Sale.    At June 30, 2004, we had securities that were classified available for sale ("AFS") totaling $234.2 million, compared to $291.9 million in AFS securities at June 30, 2003. The Company's AFS securities are comprised primarily of mortgage-backed securities, issued by Fannie Mae, Freddie Mac and Ginnie Mae, as well as US government agency securities, stock in the FHLB and certain equity securities. The decrease in available for sale securities was part of the Company's investment strategy to maintain the portfolio at an optimal level to effectively assist in asset-liability management without overexposing our capital component to the potential effects of changes in interest rates. Securities classified as AFS are accounted for at fair value with unrealized gains and losses, which are temporary in nature, net of tax, reflected as an adjustment to stockholders' equity. Primarily as a result of interest rates increasing, during the year ending June 30, 2004 compared to June 30, 2003, we had unrealized losses on AFS securities of $4.0 million compared to unrealized gains on AFS securities of $3.0 million at June 30, 2003.

        Securities Held to Maturity.    At June 30, 2004, we had securities that were classified held to maturity totaling $98.5 million, compared to $17.3 million in held to maturity securities at June 30, 2003. Our held to maturity securities at June 30, 2004 were comprised of $49.0 million in CMOs, $18.1 million in municipal bonds, $16.0 million in U.S. government agency securities and $15.4 million in mortgage backed securities. Our held to maturity securities at June 30, 2003 were comprised solely of municipal bonds. The increase in held to maturity securities was part of the Company's investment strategy to increase its portfolio in part to enhance earnings to supplement loan income. Held to maturity securities are carried at amortized cost, and assets transferred from available for sale to held to maturity are transferred at fair value.

        Loans.    Our net loan portfolio increased to $524.2 million at June 30, 2004 from $413.8 million at June 30, 2003. During the fiscal year ended June 30, 2004, new loan originations and purchases of $400.1 million of loans were partially offset by loan repayments of $204.2 million and loan sales of $86.1 million. This increase in our net portfolio of $110.4 million, or 26.7%, was a result of increases in single-family residential mortgage loans, commercial real estate and multi-family residential mortgage loans, construction loans and home equity loans. Our single-family residential mortgage loans amounted to $181.0 million, or 34.5% of the total loan portfolio, at June 30, 2004 compared to $131.8 million, or 31.4% of the total loan portfolio, at June 30, 2003. The $49.2 million, or 37.3%, increase in our single-family residential mortgage loans primarily was the result of the purchase of wholesale loan packages during fiscal 2004 totaling $45.9 million in newly originated single-family residential loans. Other significant changes in the types of loans in our portfolio during the year ended June 30, 2004 were: an increase of $25.0 million (16.0%) in commercial real estate and multi-family residential mortgage loans; an increase of $20.8 million (57.5%) in construction mortgage loans; an increase of $18.9 million (25.8%) in home equity loans; a $2.9 million (13.9%) decrease in commercial business loans; and a $646,000 (27.8%) decrease in consumer loans. As of June 30, 2004, our single-family residential mortgage loans and home equity loans amounted to an aggregate of 51.5% of our total loans. In recent years we have increased our emphasis on commercial real estate and construction loans. Commercial real estate and multi-family residential loans amounted to 34.1% of loans, while construction loans amounted to 10.8% of the total loans at June 30, 2004. Commercial real estate and multi-family residential loans and construction loans generally have higher yields and shorter terms to maturity and/or repricing compared to single-family residential mortgage loans. However, commercial real estate and construction loans generally are considered to involve a higher degree of risk of loss compared to single-family residential mortgage loans. Our allowance for loan losses amounted to $5.2 million at June 30, 2004 representing a net decrease of $92,000 (1.7%) from the allowance of $5.3 million at June 30, 2003 primarily based on improved asset quality and an increased single-family residential loan portfolio at year end.

        Loans Held for Sale.    Mortgage loans originated or purchased with the intention of being sold into the secondary market are classified as held for sale and are carried at the lower of cost or market value with any unrealized loss reflected in the statements of financial income. At June 30, 2004, $1.1 million of fixed-rate, single-family residential mortgage loans were classified as held for sale compared to $5.3 million in such loans classified as held for sale at June 30, 2003. The decrease of $4.2 million is related to the reduction in loan refinancings with the increase in interest rates at June 30, 2004 compared to June 30, 2003.

        Intangible Assets.    At June 30, 2004, the amount of our intangible assets totaled $938,000. This compares to $1.0 million at June 30, 2003. Our intangible assets include a core deposit intangible and an unidentified intangible asset, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition which occurred in 1994. The core deposit intangible is being amortized over a 12-year life. At June 30, 2004 the Company had goodwill of $848,000 which is periodically measured for impairment.

        Deposits.    Total deposits increased by $16.5 million, or 2.8%, to $603.1 million at June 30, 2004 compared to $586.6 million at June 30, 2003. At June 30, 2004, checking accounts totaled $132.2 million, representing an increase of $11.1 million or 9.2% compared to the balance of checking accounts at June 30, 2003 of $121.1 million. Savings accounts increased approximately $5.4 million, or 6.3%, to $91.9 million at June 30, 2004 compared to $86.4 million at June 30, 2003, and money market accounts increased $20.2 million, or 25.4%, to $99.5 million at June 30, 2004 compared to $79.3 million at June 30, 2003. At June 30, 2004, certificates of deposit, which comprise the largest component of our deposit portfolio, amounted to $279.5 million or 46.4% of our deposit portfolio, a decrease of $20.3 million, or 6.8% from $299.8 million or 51.1% of total deposits at June 30, 2003. We believe the changes in our deposit portfolio are due to our efforts to increase core deposit accounts and balances through targeted marketing as well as many depositor's unwillingness to extend the maturity of their certificate accounts into longer-term certificate of deposit accounts in the current low interest rate environment whereby a strategy of depositing funds into a competitive money market account until rates increase may be employed.

        Federal Home Loan Bank Advances.    We use advances from the FHLB of Pittsburgh as an additional source of funds to meet our loan demand, as leverage to fund certain revenue enhancing investment strategies and for other asset/liability management purposes. At June 30, 2004, the total amount of these borrowings outstanding was $206.2 million, which is a $73.6 million or 55.5% increase from the $132.6 million outstanding at June 30, 2003. During the fiscal year ended June 30, 2004 the average balance of FHLB advances was $147.8 million compared to $129.6 million in the year ended June 30, 2003. During the fiscal year ended June 30, 2004 the average cost of FHLB advances was 3.92% compared to 4.57% in the year ended June 30, 2003 The maximum amount of borrowings at any month-end in fiscal 2004 was $206.2 million compared to $139.1 million in fiscal 2003. Of the total amount of borrowings outstanding, $112.4 million and $63.1 million were designated for use to fund revenue enhancement investment strategies at June 30, 2004 and 2003, respectively. Such revenue enhancement strategies consist primarily of using FHLB advances as leverage, that is, the Company obtains advances at a specified interest rate and then reinvests the proceeds into securities yielding a higher interest rate resulting in a net differential or "spread" for the Company which increases net interest income.

        Stockholders' Equity.    At June 30, 2004, our total stockholders' equity amounted to $103.8 million or 11.3% of assets compared to $117.1 million or 13.9% of assets at June 30, 2003. This decrease of $13.4 million, or 11.4% was primarily due to the repurchase of 853,166 shares of stock in the open market at an aggregate cost of $14.0 million under the Company's stock buyback program and aggregate cash dividend payments of $3.6 million. These decreases were partially offset by net income of $6.1 million for fiscal 2004. Other changes in stockholders' equity for the year ended June 30, 2004 were a $4.3 million reduction in accumulated other comprehensive income as a result of the impact of increasing interest rates on the unrealized change in fair value of AFS securities, additional paid-in capital increasing $1.4 million to $84.9 million primarily as a result of director and employee stock option exercises, and a decrease of $707,000 and $462,000 in unallocated shares held by the Recognition and Retention Plan Trust ("RRP") and the Employee Stock Ownership Plan ("ESOP"), respectively, primarily as a result of amortization related to the plans. RRP amortization is five years on granted shares while the ESOP, which consiste of our ESOP adopted in 1998 and ESOP adopted in connection with the 2002 Reorganization are each being amortized over 15 years.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

        The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the years ended June 30, 2004, 2003 and 2002. The table also shows the average yields and costs on interest-earning assets and interest-bearing liabilities for each of the fiscal years and at June 30, 2004. Loans receivable include non-accrual loans. To adjust nontaxable securities to a taxable equivalent, a 29.9%, 32.5% and 33.0% effective rate has been used for the fiscal years ending June 30, 2004, 2003, and 2002, respectively. The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a standard practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

		For the Year Ended June 30,
	At June 30, 2004
		2004			2003			2002
(Dollars in thousands)	Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans receivable:
Real estate loans	5.99%	$437,971	$27,926	6.38%	$434,800	$31,252	7.19%	$419,327	$32,682	7.79%
Consumer loans	7.05	2,158	147	6.81	10,291	498	4.84	10,127	535	5.28
Commercial business loans	5.42	17,903	1,050	5.86	20,260	1,417	6.99	19,904	1,544	7.76

Total loans	5.98	458,032	29,123	6.36	465,351	33,167	7.13	449,358	34,761	7.74
Securities — taxable	4.16	290,705	10,307	3.55	268,923	12,136	4.51	159,983	9,126	5.70
Securities — nontaxable — adjusted to a taxable equivalent yield	6.28	18,024	1,143	6.34	17,325	1,090	6.29	7,451	507	6.80
Other interest-earning assets	1.10	48,430	372	0.77	38,789	378	0.97	35,175	581	1.65

Total interest-earning assets	5.21	815,191	40,945	5.02	790,388	46,771	5.92	651,967	44,975	6.90
Non-interest-earning assets		23,968			17,764			13,806

Total assets		$839,159			$808,152			$665,773

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	1.14	$138,109	$1,284	0.93%	$104,617	$1,317	1.26%	$80,507	$1,346	1.67%
Savings accounts	0.43	89,904	571	0.64	78,584	923	1.17	65,272	1,175	1.80
Certificates of deposit	2.40	278,202	7,422	2.67	306,565	10,569	3.45	313,117	14,810	4.73

Total deposits	1.68	506,215	9,277	1.83	489,766	12,809	2.62	458,896	17,331	3.78
Total borrowings	3.56	147,842	5,791	3.92	129,633	5,927	4.57	73,830	4,117	5.58
Total escrows	0.31	2,113	6	0.28	2,674	10	0.37	2,668	15	0.56

Total interest-bearing liabilities	2.20	656,170	15,074	2.30	622,073	18,746	3.01	535,394	21,463	4.01
Non-interest-bearing liabilities:
Non-interest checking		68,783			58,703			52,194
Other		4,282			4,648			5,658

Total liabilities		729,235			685,424			593,246
Total equity		109,924			122,728			72,527

Total liabilities and equity		$839,159			$808,152			$665,773

Net interest-earning assets		$159,021			$168,315			$116,573

Net interest income			$25,871			$28,025			$23,512

Net interest rate spread				2.72%			2.91%			2.89%

Net interest margin				3.17%			3.55%			3.61%

Ratio of average interest-earning assets to average interest-bearing liabilities				124.23%			127.06%			121.77%

        Although management believes that the above mentioned non-GAAP financial measures enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	For the Year Ended June 30,
	2004		2003		2002
(Dollars in thousands)	Interest	Average Yield/Cost	Interest	Average Yield/Cost	Interest	Average Yield/Cost
Securities — nontaxable	$826	4.58%	$764	4.41%	$350	4.70%
Tax equivalent adjustments	317		326		157

Securities — non taxable to a taxable equivalent yield	$1,143	6.34%	$1,090	6.29%	$507	6.80%

Net interest income	$25,554		$27,699		$23,355
Tax equivalent adjustment	317		326		157

Net interest income, tax equivalent	$25,871		$28,025		$23,512

Net interest rate spread, no tax adjustment		2.68%		2.87%		2.86%

Net interest margin, no tax adjustment		3.13%		3.50%		3.58%

Rate/Volume Analysis

        The following table shows the effect of changing rates and volumes on net interest income for the years ended June 30, 2004 and 2003, compared to the prior fiscal year. Information provided shows the effect on net interest income of (1) rates (changes in rate multiplied times prior volume), (2) volume (changes in volume times prior rate) and (3) rate/volume (changes in rate times change in volume).

	Increase (decrease) in net interest income for the year ended June 30, 2004 compared to the year ended June 30, 2003 due to				Increase (decrease) in net interest income for the year ended June 30, 2003 compared to the year ended June 30, 2002 due to
(Dollars in thousands)	Rate	Volume	Rate/ Volume	Increase/ (Decrease)	Rate	Volume	Rate/ Volume	Increase/ (Decrease)
Interest-earning assets:
Loans receivable
Real estate mortgage loans	$(3,528)	$228	$(26)	$(3,326)	$(2,542)	$1,206	$(94)	$(1,430)
Consumer loans	203	(394)	(160)	(351)	(45)	9	(1)	(37)
Commercial business loans	(229)	(165)	27	(367)	(152)	28	(3)	(127)

Total loans	(3,554)	(331)	(159)	(4,044)	(2,739)	1,243	(98)	(1,594)
Securities	(2,610)	1,039	(205)	(1,776)	(1,897)	6,836	(1,346)	3,593
Other interest-earning assets	(80)	94	(20)	(6)	(238)	60	(25)	(203)

Total net change in income on interest-earning assets	(6,244)	802	(384)	(5,826)	(4,874)	8,139	(1,469)	1,796

Interest-bearing liabilities:
Deposits
NOW and money market	(345)	422	(110)	(33)	(333)	403	(100)	(30)
Savings accounts	(424)	133	(61)	(352)	(408)	240	(84)	(252)
Certificates of deposit	(2,390)	(978)	221	(3,147)	(4,015)	(310)	84	(4,241)

Total deposits	(3,159)	(423)	50	(3,532)	(4,756)	333	(100)	(4,523)
Borrowings	(849)	833	(120)	(136)	(741)	3,112	(560)	1,811
Advance payments for taxes and insurance	(2)	(3)	1	(4)	(5)	—	—	(5)

Total net change in expense on interest-bearing liabilities	(4,010)	407	(69)	(3,672)	(5,502)	3,445	(660)	(2,717)

Change in net interest income	$(2,234)	$395	$(315)	$(2,154)	$628	$4,694	$(809)	$4,513

Results of Operations

        General.    Net income for the year ended June 30, 2004 was $6.1 million compared to $7.5 million and $5.6 million for the years ended June 30, 2003 and 2002, respectively. Fiscal 2004 net income decreased compared to fiscal 2003 primarily due to decreased net interest income of $2.1 million and increased non-interest expense of $1.3 million, respectively. These were partially offset by a decrease in income tax expense of $1.0 million, a decrease in the provision for loan losses of $608,000 and an increase in non-interest income of $491,000.

        Net Interest Income.    Net interest income is determined by our interest rate spread (i.e., the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities) and also the amount of interest-earning assets relative to interest-bearing liabilities. Our average interest rate spread for the years ended June 30, 2004, 2003 and 2002 was 2.72%, 2.91% and 2.89%, respectively. Our net interest margin (i.e., net interest income expressed as a percentage of average interest-earning assets) was 3.17%, 3.55% and 3.61% for the same three fiscal years. In fiscal year 2004, the average cost of our interest-bearing liabilities decreased by 71 basis points from 3.01% during fiscal 2003 to 2.30% during fiscal 2004. This decrease was due primarily to the re-pricing of maturing certificates of deposit at lower rates. Because our certificates of deposit bear a stated interest for a specified term to maturity, there usually is a lagging effect on our cost of funds when market rates of interest change. When interest rates fall, as they generally were during most of the past three fiscal years, we continue to pay the higher rate on certificates of deposit until their maturity at which time, if the customer determines to maintain such funds on deposit with us, they are re-priced to our then current rate. During the fiscal year ended June 30, 2004, the average yield on our interest-earning assets declined by 90 basis points from 5.92% during fiscal 2003 to 5.02% during fiscal 2004. Average yields on both loans and taxable securities decreased in fiscal 2004. Due to the decline in the average yield on our interest-earning assets greater than the decline in average cost of interest-bearing liabilities, our interest rate spread decreased by 19 basis point to 2.72% for fiscal 2004 from 2.91% in fiscal 2003. Similarly, net interest margin for the fiscal year ended June 30, 2004 decreased by 38 basis points to 3.17% primarily due to the impact of the decline in yield on our interest-earning assets combined with the decrease in our ratio of interest-earning assets to interest-bearing liabilities. Average interest-earning assets increased by $24.8 million in fiscal 2004 compared to fiscal 2003, and were funded by increases in interest-bearing liabilities of $34.1 million. In fiscal 2003 compared to fiscal 2002, our net interest margin decreased six basis points, due primarily to the impact of the decline in yield on our interest-earning assets more than offsetting the increase in our ratio of interest-earning assets to interest-bearing liabilities. The ratio of average interest-earning assets to average interest-bearing liabilities was 124.03%, 127.06%, and 121.77% for fiscal years 2004, 2003 and 2002, respectively.

        For the fiscal year ended June 30, 2004, net interest income totaled $25.6 million compared to $27.7 million and $23.4 million in fiscal 2003 and 2002, respectively. The decrease in fiscal 2004 compared to fiscal 2003 of $2.1 million or 7.7% was primarily due to a greater decrease in the average yields earned on our interest-earning assets than the decrease in the average rate paid on interest-bearing liabilities. In fiscal year 2003 compared to fiscal 2002, the increase in net interest income of $4.3 million or 18.6%, was primarily due to a greater decrease in the average cost of our interest bearing liabilities than the decrease in our average yield earned on interest earning assets in fiscal 2003 compared to fiscal 2002.

        Interest Income.    Interest income includes the interest earned on our various loans and securities, as well as yield adjustments for the premiums, discounts and deferred fees or costs recorded in connection with the acquisition of these assets. Our total interest income for the year ended June 30, 2004 was $40.6 million compared to $46.4 million and $44.8 million for fiscal 2003 and 2002, respectively.

        The decrease in interest income in fiscal 2004 compared to fiscal 2003 was $5.8 million, or 12.5%. This decrease was primarily due to the overall decrease in loans. During the year ended June 30, 2004 compared to the year ended June 30, 2003, the average balance of our loans receivable decreased by $7.3 million. For fiscal 2004, the yield on average interest-earning assets dropped 90 basis points to 5.02% from 5.92% in fiscal 2003. The major factors for this decline were the decrease in the average yield on loans, which decreased 77 basis points from 7.13% to 6.36%, modest increases in the average balance of securities outstanding more than offset by a decline in the average yield earned on securities from 4.51% to 3.55% and increased average balances and decreased average yields on other interest-earning assets. These yield declines were due primarily to the interest rate environment, during fiscal 2004, which resulted in accelerated loan repayments that have been reinvested in lower yielding assets.

        The increase in interest income in fiscal 2003 compared to 2002 was $1.6 million, or 3.6%. This increase was primarily due to an increase of $21.8 million in the average balance of securities, which was partially offset by declining average yields on all our interest earning assets.

        Interest Expense.    Interest expense consists of the interest paid to our depositors on their interest-bearing deposit accounts with us, and to a lesser extent, interest paid on funds borrowed from the FHLB and certain escrow accounts. For the fiscal year ended June 30, 2004, our total interest expense was $15.1 million compared to $18.7 million and $21.5 million, for the fiscal years ended June 30, 2003 and 2002, respectively.

        For the fiscal year ended June 30, 2004, interest expense decreased by $3.6 million, or 19.6% compared to the fiscal year ended June 30, 2003. This decrease was due primarily to a $3.5 million decrease in interest paid on deposits primarily attributed to lower rates paid on our deposit accounts and a reduction in certificates of deposit as a percent of the total deposit portfolio. Compared to fiscal 2003, our average cost of deposits in fiscal 2004 decreased by 79 basis points from 2.62% to 1.83% while the average balance of interest-bearing deposits increased by $16.4 million from $489.8 million to $506.2 million. Interest expense on borrowings decreased by $136,000, or 2.3% during fiscal 2004 compared to the fiscal year ended June 30, 2003. The average balance of borrowings outstanding during fiscal 2004 was $147.8 million compared to $129.6 million in fiscal 2003. The average cost of these borrowings for fiscal 2004 was 3.92% compared to 4.57% during fiscal 2003. The primary reason for the $2.7 million, or 12.7%, decrease in interest expense for the year ended June 30, 2003 compared to fiscal 2002, was due to a $4.5 million decrease in interest paid on deposit accounts which was partially offset by a $1.8 million increase in interest expense on borrowed money. Our average cost of deposits declined 116 basis points to 2.62% during fiscal 2003 compared to 3.78% during fiscal 2002.

        During fiscal year 2004, the average balance of our certificates of deposit ("CDs") decreased $28.4 million to $278.2 million, a 9.3% decrease compared to fiscal 2003. At June 30, 2004 and June 30, 2003, CDs made up 46.4% and 51.1%, respectively, of our total deposits. The average balance on our core deposit categories (interest and non-interest checking, savings and money market accounts) increased $44.8 million (24.5%) to $228.0 million during fiscal 2004 compared to an average balance of $183.2 million during fiscal 2003. Interest rates on core deposits are typically less than rates paid on CDs. We believe that increasing our core deposits as a percentage of total deposits should decrease our weighted average cost of funds in a stable interest rate environment.

        Provision for Loan Losses.    We establish provisions for loan losses, which are charges to our operating results, in order to maintain our total allowance for losses at a level that we deem adequate to absorb known and inherent losses which are both probable and can be reasonably estimated. Our determination of the adequacy of the allowance is based upon the Company's regular review of credit quality and is based upon, but not limited to, the following factors: an evaluation of our loan portfolio, loss experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. The amount of our allowance for loan losses is only an estimate and actual losses may vary from these estimates. We assess our allowance for loan loss at least quarterly and make any necessary adjustment to maintain our allowance for loan losses at a level deemed adequate. For the years ended June 30, 2004, 2003 and 2002, our provisions for loan losses were $426,000, $1.0 million and $1.2 million, respectively. In fiscal 2004, we charged-off a total of $727,000 of loans, consisting of $658,000 in commercial business loans, $58,000 in mortgage loans, and $11,000 in consumer loans.

        At June 30, 2004, the amount of our allowance for loan losses was $5.2 million compared to $5.3 million at June 30, 2003. In assessing the amount of allowance for loan losses during the fiscal year ended June 30, 2004, we considered in particular the improvement in the amount of our non-performing and delinquent loans, our lower level of classified assets and the increase in the proportion of our single-family residential mortgage loans (which generally are considered to have a lower degree of risk) in our portfolio. The percentage of the allowance for loan losses to net loans receivable decreased to 0.99% at June 30, 2004 compared to 1.27% at June 30, 2003 and 1.03% at June 30, 2002.

        We believe that the allowance for loan loss was adequate at June 30, 2004 and represents all known and inherent losses in the portfolio that are both probable and reasonably estimable; however no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company's non-performing loans in the remainder of the Company's loan portfolio. Regulatory agencies, in the course of their regular examinations, review the allowance for loss and carrying value of non-performing assets. No assurance can be given that these agencies might not require changes to the allowance for loan losses in the future.

        Non-Interest Income.    Non-interest income is comprised of account service fees and charges, loan servicing fees, realized gains and losses on assets available or held for sale and increases in the cash surrender value of bank owned life insurance ("BOLI"). Total non-interest income for the years ended June 30, 2004, 2003, and 2002 was $4.0 million, $3.5 million and $2.5 million, respectively. The increase in non-interest income of $491,000 or 14.1% for fiscal 2004 compared to fiscal 2003, was due primarily as a result of increases in service charges, fees and the cash surrender value of BOLI, which was partially offset by the decline in realized gains on sales of loans and securities. During the fiscal year ended June 30, 2004, service charges and fees increased $499,000, or 27.4% to $2.3 million. The increases in service charges were primarily the result of our recently implemented Overdraft Protection Plan ("OPP"), increased retail sales of annuities and loan prepayment penalties. For the fiscal year ended June 30, 2004, the Company realized gains of $796,000 and $627,000 on the sale of securities and loans, respectively, compared to gains of $1.7 million and $1.2 million, partially offset by a $1.4 million in penalties paid upon our prepayment of $17.0 million of FHLB borrowings which had an average rate of 5.29%, respectively, during the fiscal year ended June 30, 2003.

        Non-Interest Expense.    The primary components of non-interest expense are compensation and employee benefits, occupancy and equipment expenses, data processing costs, deposit account services and a variety of other expenses. For the years ended June 30, 2004, 2003, and 2002, non-interest expense totaled $20.4 million, $19.1 million and $16.3 million, respectively. The primary reason for the increase in non-interest expenses in fiscal 2004 was due to a $780,000 increase in compensation and employee benefits.

        Compensation and benefits expenses totaled $12.7 million, $11.9 million and $9.5 million, respectively, for the fiscal years ended June 30, 2004, 2003, and 2002. Some of the factors affecting the increase in compensation and benefits include our increased branch network, increased costs to expand and support our lending function and costs of stock benefit plans that have increased due to the appreciation of our stock value and the full year impact of additional allocated shares in the Recognition and Retention Plans. The Company's ESOP expense increased $214,000, or 25.9% to $1.0 million for June 30, 2004, compared to $824,000 and $338,000 for the years ended June 30, 2003 and 2002, respectively. Expenses relating to RRP grants were $741,000, $500,000 and $162,000 for fiscal years 2004, 2003 and 2002, respectively. At June 30, 2004, we had 179 full-time and 67 part-time employees compared to 182 full-time and 63 part-time employees at June 30, 2003.

        Occupancy and furniture and equipment expenses were $2.6 million, $2.5 million, and $2.2 million for the fiscal years ended June 30, 2004, 2003, and 2002, respectively. The $95,000 increase in fiscal 2004 compared to fiscal 2003 was primarily due to slight increases in operating costs as well as a full year of expenses associated with the operations of our 14th branch office. Advertising expenses for fiscal 2004, 2003 and 2002 were $576,000, $560,000 and $567,000, respectively.

        For the fiscal years ended June 30, 2004, 2003, and 2002, amortization of intangible assets was $83,000, $104,000 and $138,000, respectively, data processing expenses were $810,000, $705,000, and $666,000, respectively, deposit account service expenses were $885,000, $822,000, and $789,000, respectively, and professional fees were $736,000, $456,000 and $650,000, respectively. Increases in professional fees were due primarily to costs related to the Company's review of potential acquisition transactions and other general corporate matters. For the fiscal years ended June 30, 2004, 2003, and 2002, other expenses, which include miscellaneous operating items, were $1.8 million, $1.8 million and $1.6 million, respectively. Other expenses increased primarily due to our growth and diversification efforts.

        Income Tax Provision.    Expense for income taxes amounted to $2.6 million for the year ended June 30, 2004. This compares to a tax expense of $3.6 million, and $2.7 million for the years ended June 30, 2003 and 2002, respectively. The effective tax rates for fiscal 2004, 2003 and 2002 were 29.92%, 32.53% and 33.00%, respectively. The decrease in the provision for taxes for the year ended June 30, 2004 was primarily related to a decrease in the pre-tax income, decreased tax liability associated with the tax exempt interest income as a percentage of interest income of certain investment securities and increased exercises of non-qualified stock options which increased the amount of our tax deductable employee compensation expense.

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

        We use our liquidity resources to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2004, we had outstanding approved loan commitments totaling $54.7 million and certificates of deposit maturing within the next twelve months amounting to $221.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be reinvested in the Bank.

        During the year ended June 30, 2004 total amount of prepayments of loans and mortgage-backed securities approximated the prepayments of loans and mortgage-backed securities during the year ended June 30, 2003. We experienced a decline in the amount of bonds with call provisions having those call provisions exercised by the issuer.

        We recently have also increased our use of borrowings from the FHLB of Pittsburgh as a cost effective means to obtain funds at varying maturities to implement some of our asset/liability strategies. Our outstanding borrowings from the FHLB of Pittsburgh have increased to $206.2 million at June 30,

2004 compared to $132.6 million at June 30, 2003. Under terms of our borrowing agreement with the FHLB of Pittsburgh, we pledge certain residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for these advances. At June 30, 2004, we had $294.0 million in additional borrowing capacity available from the FHLB of Pittsburgh.

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

        We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

        The Company's contractual obligations as of June 30, 2004 are as follows:

	Payments Due by Period:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Federal Home Loan Debt	$206,168	$34,558	$42,387	$19,306	$109,917
Operating Leases	3,341	706	1,341	934	360
Severance Agreements	38	38	—	—	—

Total Obligations	$209,547	$35,302	$43,728	$20,240	$110,277

Off-Balance-Sheet Obligations

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments (see Note 1 of the "Notes to Consolidated Financial Statements" included in Item 8 herein).

        The Company's contingent liabilities and commitments as of June 30, 2004 are as follows:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Lines of credit	$33,219	$13,137	$170	$1	$19,911
Standby letters of credit	2,796	2,792	4	—	—
Other commitments to make loans	54,834	54,834	—	—
Undisbursed funds on previous disbursed loans	51,521	17,414	29,852	922	3,333

Total	$142,370	$88,177	$30,026	$923	$23,244

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

        For a discussion of the impact of Recent Accounting Pronouncements on the Company's financial condition or results of operations, see Note 1 of the "Notes to Consolidated Financial Statements" set forth in Item 8 hereof.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

        The following gap table shows the amount as of June 30, 2004 of assets and liabilities projected to mature or re-price within various time periods. This table includes certain assumptions we have made that affect the rate at which loans will prepay and the duration of core deposits. Changes in interest rates may affect these assumptions which would impact our gap position.

	0 to 3 months	3 to 12 months	1 to 3 years	3 to 5 years	over 5 years	Total
	(Dollars in thousands)
Interest-earning deposits	$39,732	$—	$—	$—	$—	$39,732
Securities	9,950	42,230	126,977	90,594	50,164	319,915
Fixed-rate loans	21,255	22,149	40,859	54,867	149,468	288,598
Adjustable rate loans	29,626	61,560	35,538	100,472	24,034	251,230

Total interest-earning assets	100,563	125,939	203,374	245,933	223,666	899,475

Certificates of deposit	$54,248	$167,623	$41,319	$11,212	$5,134	$279,536
Other interest-bearing deposits	16,816	50,451	133,510	45,532	—	246,309
FHLB advances	42,792	11,348	53,145	50,967	50,780	209,032

Total interest-bearing liabilities	113,856	229,422	227,974	107,711	55,914	734,877

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(13,293)	$(103,483)	$(24,600)	$138,222	$167,752	$164,598
Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(13,293)	$(116,776)	$(141,376)	$(3,154)	$164,598
Cumulative excess (deficiency) of interest-earning assets to interest-bearing liabilities as a percent of total assets	-1.44%	-12.67%	-15.34%	-0.34%	17.86%
Ratio of interest-earning assets to interest-bearing liabilities	88.32%	54.89%	89.21%	228.33%	400.02%	122.40%
Cumulative ratio of interest-earning assets to interest-bearing liabilities	88.32%	65.98%	75.25%	99.54%	122.40%

        At June 30, 2004, the ratio of the cumulative interest-earning assets maturing or re-pricing in one-year or less to interest-bearing liabilities maturing or re-pricing in one-year or less is 65.98%, which results in a cumulative one-year gap to total assets ratio of negative 12.67%, indicating that the Bank's net interest income could decline depending upon the degree to which interest rates change and the change in the relationship between interest rates used to re-price assets and interest rates used in the re-pricing of liabilities.

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

        In order to manage our assets and liabilities and improve our interest rate risk position, emphasis has been placed on the origination of assets with shorter maturities or adjustable rates such as commercial and multi-family real estate loans, construction loans, home equity loans and to a lesser extent commercial business loans. At the same time, other actions include attempts to increase our core deposits and the use of FHLB advances as additional sources of funds. We also classify a portion of the longer-term fixed rate loans we originate as held for sale. During the years ended June 30, 2004 and 2003, we sold long-term, generally 30 year, fixed-rate single-family residential mortgage loans totaling $90.3 million and $74.8 million, respectively.

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

        Presented below, as of June 30, 2004 and 2003, is an analysis of the interest rate risk position as measured by NPV and sensitivity based upon various rate scenarios. These values have been obtained from data submitted by the Bank to the OTS. The OTS performs scenario analysis to estimate current or base case economic value and estimates NPV that would result from instantaneous, parallel shifts of the yields on various financial instruments of plus and minus 100, 200 and 300 basis points. Due to the level of current interest rates, no values are calculated for hypothetical rate scenarios of down 200 or down 300 basis points. The model does not value new business activities. It only provides an estimate of economic value at a point in time and the economic value of the same portfolio under the above referenced interest rate scenarios.

Estimated change in NPV and Sensitivity
At June 30, 2004

	Net Portfolio Value
	Amount of Change	Percent of change	To assets	Sensitivity
	(in thousands)
Hypothetical change in interest rates
up 300 basis points	$(53,887)	(43)%	7.91%	(514	)bp
up 200 basis points	(38,399)	(31)	9.45	(360)
up 100 basis points	(20,214)	(16)	11.19	(186)
no change — base case	—	—	13.05	—
down 100 basis points	12,041	10	14.11	106
down 200 basis points	n/a	n/a	n/a	n/a
down 300 basis points	n/a	n/a	n/a	n/a

Estimated change in NPV and Sensitivity
At June 30, 2003

	Net Portfolio Value
	Amount of Change	Percent of change	To assets	Sensitivity
	(in thousands)
Hypothetical change in interest rates
up 300 basis points	$(25,510)	(25)%	9.40%	(257	)bp
up 200 basis points	(16,491)	(16)	10.33	(164)
up 100 basis points	(8,163)	(8)	11.17	(80)
no change — base case	—	—	11.97	—
down 100 basis points	4,774	5	12.42	45
down 200 basis points	n/a	n/a	n/a	n/a
down 300 basis points	n/a	n/a	n/a	n/a

        The Bank's sensitivity in the plus 200 basis point rate scenario increased from negative 164 basis points at June 30, 2003 to negative 360 basis points at June 30, 2004. The primary reasons for this increase were decreases in the estimates of prepayments due to the general level of interest rates which lengthened the projected duration of mortgage-related assets and also lower levels of cash and short-term investments.

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

Selected Quarterly Financial Data

        The following table presents selected quarterly operating data for the fiscal years ended June 30, 2004 and 2003. Per share data for periods prior to April 3, 2002 have been adjusted to reflect the effect of the exchange of 2.28019 shares of the former Willow Grove Bancorp, Inc. common stock for each share of our common stock as a result of the April 2002 Reorganization.

	For the quarter ended
(Unaudited)
	6/30/04	3/31/04	12/31/03	9/30/03
	(Dollars in thousands, except per share data)
Total interest income	$10,180	$10,155	$10,197	$10,096
Total interest expense	3,771	3,587	3,756	3,960
Net interest income	6,409	6,568	6,441	6,136
Provision for loan losses	96	170	101	59
Total non-interest income	976	852	828	1,327
Total non-interest expense	5,103	5,165	5,067	5,055
Income tax expense	652	604	626	728
Net income	$1,534	$1,481	$1,475	$1,621
Earnings per share
Basic	$0.17	$0.16	$0.16	$0.17
Diluted	$0.16	$0.15	$0.15	$0.16
	For the quarter ended
	6/30/03	3/31/03	12/31/02	9/30/02
	(Dollars in thousands, except per share data)
Total interest income	$10,674	$11,484	$12,034	$12,253
Total interest expense	4,366	4,524	4,783	5,073
Net interest income	6,308	6,960	7,251	7,180
Provision for loan losses	172	110	422	330
Total non-interest income	1,530	817	650	495
Total non-interest expense	5,047	4,787	4,632	4,592
Income tax expense	806	943	933	928
Net income	$1,813	$1,937	$1,914	$1,825
Earnings per share
Basic	$0.18	$0.19	$0.19	$0.17
Diluted	$0.17	$0.18	$0.18	$0.17

Item 8. Financial Statements and Supplementary Data

Willow Grove Bancorp, Inc.

MANAGEMENT REPORT ON EFFECTIVENESS
OF INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of Willow Grove Bank (the "Bank") is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States of America, including controls over the safeguarding of assets. This internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

        There are inherent limitations in any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

        Management assessed the Bank's internal control over financial reporting presented in conformity with U.S. generally accepted accounting principles, including controls over the safeguarding of assets, as of June 30, 2004. This assessment was based on criteria for effective internal control over financial reporting established in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2004, the Bank maintained effective internal control over financial reporting presented in conformity with U.S. generally accepted accounting principles, including controls over the safeguarding of assets.

        Management is also responsible for compliance with the federal laws and regulations concerning dividend restrictions and loans to insiders designated by the Office of Thrift Supervision as safety and soundness laws and regulations.

        The Bank assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Willow Grove Bank complied, in all material respects, with the designated laws and regulations related to safety and soundness as of June 30, 2004.

/s/ FREDERICK A. MARCELL JR. Frederick A. Marcell Jr. President and Chief Executive Officer
/s/ CHRISTOPHER E. BELL Christopher E. Bell Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Willow Grove Bancorp, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Willow Grove Bancorp, Inc. and subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willow Grove Bancorp, Inc. and subsidiary as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP Philadelphia, Pennsylvania July 23, 2004

Willow Grove Bancorp, Inc.
Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	At June 30, 2004	At June 30, 2003
Assets
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$14,681	$11,084
Interest-earning deposits	24,764	86,956

Total cash and cash equivalents	39,445	98,040
Securities
Available for sale (amortized cost of $238,178 and $288,893, respectively)	234,207	291,885
Held to maturity (fair value of $98,401 and $17,995, respectively)	98,513	17,320
Loans (net of allowance for loan losses of $5,220 and $5,312, respectively)	524,189	413,799
Loans held for sale	1,136	5,293
Accrued income receivable	3,565	3,520
Property and equipment, net	5,975	6,364
Intangible assets	938	1,021
Other assets	13,624	7,882

Total assets	$921,592	$845,124

Liabilities and Stockholders' Equity
Deposits	$603,115	$586,643
Federal Home Loan Bank advances	206,168	132,557
Advance payments from borrowers for taxes	2,863	2,904
Accrued interest payable	986	933
Other liabilities	4,684	4,957

Total liabilities	817,816	727,994

Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,425,654 and 11,363,613 issued at June 30, 2004 and 2003, respectively)	114	114
Additional paid-in capital	84,915	83,542
Retained earnings — substantially restricted	53,516	51,049
Accumulated other comprehensive (loss) income	(2,463)	1,855
Obligation of deferred compensation plan	525	—
Treasury stock at cost, 1,541,262 and 656,700 shares at June 30, 2004 and June 30, 2003, rspectively	(24,926)	(10,356)
Unallocated common stock held by
Employee Stock Ownership Plan (ESOP)	(5,497)	(5,959)
Recognition and Retention Plan Trust (RRP)	(2,408)	(3,115)

Total stockholders' equity	103,776	117,130

Total liabilities and stockholders' equity	$921,592	$845,124

See accompanying Notes to Consolidated Financial Statements

Willow Grove Bancorp, Inc.
Consolidated Statements of Income

	For the year ended
(Dollars in thousands, except per share data)	June 30, 2004	June 30, 2003	June 30, 2002
Interest and dividend income:
Loans	$29,123	$33,167	$34,761
Securities, primarily taxable	11,505	13,278	10,057

Total interest income	40,628	46,445	44,818

Interest expense:
Deposits	9,277	12,809	17,331
Borrowings	5,791	5,927	4,117
Advance payments from borrowers for taxes	6	10	15

Total interest expense	15,074	18,746	21,463

Net interest income	25,554	27,699	23,355
Provision for loan losses	426	1,034	1,212

Net interest income after provision for loan losses	25,128	26,665	22,143

Non-interest income:
Service charges and fees	2,322	1,823	1,572
Realized gain on sale of:
Loans held for sale	627	1,194	519
Securities available for sale	796	1,712	310
Increase in cash surrender value of life insurance	242	63	—
Loss on disposition of borrowings	—	(1,407)	—
Loan servicing (expense) income, net	(4)	107	60

Total non-interest income	3,983	3,492	2,461

Non-interest expense:
Compensation and employee benefits	12,695	11,915	9,472
Occupancy	1,525	1,463	1,270
Furniture and equipment	1,058	1,025	894
Federal insurance premium	87	88	89
Amortization of intangible assets	83	104	138
Data processing	810	705	666
Advertising	576	560	567
Community enrichment	126	150	173
Deposit account services	885	822	789
Professional fees	736	456	650
Other expense	1,809	1,770	1,611

Total non-interest expense	20,390	19,058	16,319

Income before income taxes	8,721	11,099	8,285
Income tax expense	2,610	3,610	2,734

Net Income	$6,111	$7,489	$5,551

Earnings per share:
Basic	$0.66	$0.75	$0.53
Diluted	$0.62	$0.71	$0.52

See accompanying Notes to Consolidated Financial Statements

Willow Grove Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

(Dollars in thousands, except per share data)	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income(loss)	Obligation of deferred compensation plan	Treasury stock	Common stock acquired by benefit plans	Total Equity
Balance — June 30, 2001	$51	22,265	42,534	(29)	—	(2,351)	(2,113)	$60,357
Net income	—	—	5,551	—	—	—	—	5,551
Other comprehensive income	—	—	—	1,910	—	—	—	1,910
Issuance of 6,414,125 $.01 par shares of common stock	64	64,077	—	—	—	—	—	64,141
Exchange of common stock due to reorganization	(2)	3	—	—	—	—	—	1
Payment of Deferred Acquisition Costs	—	(1,788)	—	—	—	—	—	(1,788)
Common stock (513,130 shares) acquired by ESOP	—	—	—	—	—	—	(5,131)	(5,131)
MHC Capital Consolidation	—	97	—	—	—	—	—	97
Exercise of Stock Options	—	6	—	—	—	—	—	6
ESOP shares committed to be released	—	133	—	—	—	—	205	338
Amortization of RRP shares	—	(24)	—	—	—	—	185	161
Treasury stock acquired (195,000 shares at cost)	—	—	—	—	—	104	—	104
Treasury stock retired	—	(2,247)	—	—	—	2,247	—	—
Cash dividends paid — ($0.24 per share)	—	—	(1,378)	—	—	—	—	(1,378)

Balance — June 30, 2002	$113	82,522	46,707	1,881	—	—	(6,854)	$124,369

Net income	—	—	7,489	—	—	—	—	7,489
Other comprehensive loss	—	—	—	(26)	—	—	—	(26)
Exercise of Stock Options	1	335	—	—	—	—	—	336
ESOP shares committed to be released	—	361	—	—	—	—	461	822
Common stock (256,565 shares) acquired by RRP	—	—	—	—	—	—	(3,194)	(3,194)
Amortization of RRP shares	—	(13)	—	—	—	—	513	500
Treasury stock acquired (656,700 shares at cost)	—	—	—	—	—	(10,356)	—	(10,356)
Tax benefit related to employee stock benefit plans	—	337	—	—	—	—	—	337
Cash dividends paid — ($0.30 per share)	—	—	(3,147)	—	—	—	—	(3,147)

Balance — June 30, 2003	$114	83,542	51,049	1,855	—	(10,356)	(9,074)	$117,130

Net income	—	—	6,111	—	—	—	—	6,111
Other comprehensive loss	—	—	—	(4,318)	—	—	—	(4,318)
Payment of Deferred Acquisition Costs	—	(36)	—	—	—	—	—	(36)
Exercise of Stock Options	—	392	—	—	—	—	—	392
ESOP shares committed to be released	—	576	—	—	—	—	462	1,038
Obligation of deferred compensation plan	—	—	—	—	525	—	—	525
Amortization of RRP shares	—	34	—	—	—	—	707	741
Treasury stock acquired (853,166 shares at cost)	—	—	—	—	—	(14,570)	—	(14,570)
Tax benefit related to employee stock benefit plans	—	407	—	—	—	—	—	407
Cash dividends paid — ($0.38 per share)	—	—	(3,644)	—	—	—	—	(3,644)

Balance — June 30, 2004	$114	84,915	53,516	(2,463)	525	(24,926)	(7,905)	$103,776

	For the year ended June 30,
	2004	2003	2002
Net unrealized (losses) gains on securities available for sale arising during the period	$(5,114)	$(1,738)	$2,220
Less: reclassifications adjustment for gains (losses) included in net income	796	1,712	310

Other comprehensive (loss) income	(4,318)	(26)	1,910
Net income	6,111	7,489	5,551

Comprehensive income	$1,793	$7,463	$7,461

See accompanying Notes to Consolidated Financial Statements.

Willow Grove Bancorp, Inc.
Consolidated Statements of Cash Flows

	For the year ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Net cash flows from operating activities:
Net income	$6,111	$7,489	$5,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	996	959	883
Amortization of premium and accretion of discount, net	1,313	1,173	228
Amortization of intangible assets	83	104	138
Provision for loan losses	426	1,034	1,212
Gain on sale of loans available for sale	(627)	(1,194)	(519)
Gain on sale of securities available for sale	(796)	(1,712)	(310)
(Decrease) increase in deferred loan fees	91	331	71
(Increase) decrease in accrued income receivable	(45)	618	(471)
(Increase) decrease in other assets	(3,241)	(5,883)	1,495
Increase (decrease) in accrued interest payable	53	65	(278)
(Decrease) increase in other liabilities	(273)	1,569	537
Expense of ESOP and RRP	1,779	1,324	501
Loss on disposition of borrowings	—	1,407	—
Originations and purchases of loans held for sale	(85,504)	(77,339)	(76,188)
Proceeds from sale of loans held for sale	90,288	74,814	77,777

Net cash provided by operating activities	10,654	4,759	10,627

Cash flows from investing activities:
Net (increase) decrease in loans	(110,389)	28,913	9,061
Purchase of securities available for sale	(156,289)	(267,981)	(247,796)
Purchase of securities held to maturity	(76,949)	(3,961)	—
Proceeds from sales, calls and maturities of securities available for sale	113,980	153,163	83,947
Proceeds from calls and maturities of securities held to maturity	7,278	600	—
Principal repayments of securities available for sale	80,985	78,130	28,655
Proceeds from sale of other real estate owned	43	85	157
Purchase of property and equipment	(617)	(808)	(1,210)

Net cash used in investing activities	(141,958)	(11,859)	(127,186)

Cash flows from financing activities:
Net increase in deposits	$16,472	$56,891	$32,722
Borrowing of FHLB advances with original maturity less than 90 days	20,000	5,000	—
Borrowing of FHLB advances with original maturity greater than 90 days	85,917	68,250	59,000
Repayment of FHLB advances with original maturity greater than 90 days	(32,306)	(39,924)	(21,061)
Net decrease in advance payments from borrowers for taxes	(41)	(701)	(274)
Dividends paid	(3,644)	(3,147)	(1,378)
Acquisition of stock for Recognition and Retention Plan	—	(3,194)	—
Proceeds from such issuance	392	352	—
Stock subscription orders	—	—	80,404
Return of subscription orders	—	—	(21,393)
Repayment of stock subscription expenses	(36)	—	(1,788)
Purchase (issuance) of treasury stock	(14,045)	(10,356)	104

Net cash provided by financing activities	72,709	73,154	126,336

Net (decrease) increase in cash and cash equivalents	(58,595)	66,054	9,777
Cash and cash equivalents:
Beginning of year	98,040	31,986	22,209

End of year	$39,445	$98,040	$31,986

Supplemental disclosures of cash and cash flow information
Interest paid	$15,021	$18,681	$21,741
Income taxes paid	$3,838	$2,454	$1,239
Noncash items:
Change in unrealized gain on securities available for sale (net of taxes of $2,647, $16, and ($1,122) in 2004, 2003 and 2002, respectively)	(4,318)	(26)	1,910
Loans transferred to other real estate owned	112	391	—

See accompanying Notes to Consolidated Financial Statements.

Willow Grove Bancorp, Inc.
Notes to Consolidated Financial Statements

(1)
Summary of Significant Accounting Policies

Description of Business

        Willow Grove Bancorp, Inc. (the "Company") provides a full range of banking services through its wholly-owned subsidiary, Willow Grove Bank (the "Bank" or "Willow Grove") which has 14 branches in Dresher, Willow Grove, Maple Glen, Warminster (2), Hatboro, Huntington Valley, Roslyn, Philadelphia (3—Somerton, Rhawnhurst and Bustleton), North Wales, Southampton and Holland, Pennsylvania. All of the branches are full-service and offer commercial and retail banking products and services. These products include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, business loans, real estate loans, and home equity loans. The Company is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

        In September 2000, Willow Grove Investment Corporation ("WGIC"), a Delaware corporation was formed as a wholly owned subsidiary of the Bank to conduct certain investment activities of the Bank. In May 2003, Willow Grove Insurance Agency, LLC (the "Agency"), a Pennsylvania limited liability company was formed by the Bank to sell fixed rate annuity products on a retail basis for the Bank.

Basis of Financial Statement Presentation

        The Company has prepared its accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") as applicable to the banking industry. Certain amounts in prior years are reclassified for comparability to the current year's presentation. Such reclassifications, when applicable, have no effect on net income. The consolidated financial statements include the balances of the Company and its wholly owned subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

        In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenue and expense for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses, interest income and income taxes.

Risks and Uncertainties

        In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on a different basis, from its interest-earning assets. The Company's primary credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability to make contractually required payments. The Company's lending activities are concentrated in Pennsylvania. The largest concentration of the Company's loan portfolio is located in eastern Pennsylvania. The ability of the Company's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower's geographic region and the borrower's financial condition. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, the valuation of loans held for sale, securities available for sale and mortgage servicing assets. The Company is subject to certain regulations as further described herein and in note 12. Compliance with regulations causes the Company to incur significant costs. In addition, the possibility of future changes to such regulations presents the risk that future additional costs will be incurred which may impact the Company.

Cash and Cash Equivalents

        For purposes of the statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with original maturities of three months or less.

        The Company is required to maintain certain daily balances in accordance with Federal Reserve Board requirements. The reserve balances maintained in accordance with such requirements at June 30, 2004 and 2003 were $9.4 million and $7.9 million, respectively. Such reserve requirements are satisfied through a combination of vault cash balances and sterile reserve deposits held at the Federal Home Loan Bank of Pittsburgh.

Loans Held for Sale

        Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market calculated on an aggregate basis, with any unrealized losses reflected in the statement of income. Loans transferred from loans held for sale to loans receivable are transferred at the lower of cost or market value at the date of transfer.

Securities

        The Company divides its securities portfolio into two segments: (a) held to maturity and (b) available for sale. Securities in the held to maturity category are carried at cost, adjusted for amortization of premiums and accretion of discounts, using the level yield method, based on the Company's intent and ability to hold the securities until maturity. Marketable securities included in the available for sale category are carried at fair value, with unrealized gains or losses which are temporary in nature, net of taxes, reflected as an adjustment to equity. Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced and reflected in the statement of income.The fair value of marketable securities available for sale is determined from publicly quoted market prices. Securities available for sale which are not readily marketable, which include Federal Home Loan Bank of Pittsburgh stock, are carried at cost which approximates liquidation value. Premiums and discounts on securities are amortized/accreted using the interest method.

        At the time of purchase, the Company makes a determination of whether or not it will hold the securities to maturity, based upon an evaluation of the probability of future events. Those securities which the Company believes may not be held to maturity, due to interest rate risk, liquidity needs, or other asset/liability decisions, are classified as available for sale. If securities are sold, a gain or loss is determined by the specific identification method and is reflected in the operating results in the period the sale occurs.

Allowance for Loan Losses

        The allowance for loan losses is maintained at a level we believe is adequate to cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Our determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. During the fiscal year ended June 30, 2002 we modified the methodology for calculating the allowance for loan loss based upon the guidance provided by the SEC and the Federal Financial Institutions Examination Council ("FFIEC"). We continue to use historical loss factors for each loan type and, for loans that we consider higher risk for all but single-family mortgage loans and guaranteed consumer loans, we also add a component for qualitative factors that may not be included in the historical loss calculation. This component establishes a range for factors such as, but not limited to, delinquency trends, asset classification trends and current economic conditions. Management then assesses these conditions and establishes, to the best of its ability, the allowance for loan losses from within the range calculated, based upon the facts known at that time. At June 30, 2004, our allowance for loan losses was in the lower quartile of the range established by this methodology and there exists no unallocated component. The methodology does not imply that any portion of the allowance for loan loss is restricted, but the allowance for loan loss applies to the entire loan portfolio.

Mortgage Servicing Rights

        The Company recognizes mortgage servicing rights as assets, regardless of how such assets were acquired.

        Impairment of mortgage servicing rights is assessed based upon a fair market valuation of those rights on a disaggregated basis. Impairment, if any, is recognized in the statement of income. There was no impairment in the mortgage servicing rights for the years ended June 30, 2004, 2003 or 2002 (see note 5).

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

Intangible Assets

        Intangible assets include a core deposit intangible and an unidentified intangible asset, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition which occurred in 1994. The core deposit intangible is being amortized to expense over a twelve-year life. The amortization expense of the core deposit intangible for the fiscal year ended June 30, 2004 was $83,000. The unidentifiable intangible asset has an indefinite useful life and is not subject to amortization. The unidentifiable intangible asset is subject to impairment tests at least annually and impairment losses are recognized if the carrying value of the unidentifiable intangible exceeds its fair value. The carrying amount of intangible assets at June 30, 2004 and 2003 is net of accumulated amortization of $3.2 million and $3.1 million, respectively.

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

Earnings Per Share

        Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented, see Note 2 (Earnings Per Share). Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plan and unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. At June 30, 2004 there were no antidilutive shares.

Stock Based Compensation

        Statement of Financial Accounting Standards No. 123 ("SFAS No 123"), "Accounting for Stock-based Compensation", as amended by SFAS No 148, "Accounting for Stock-based Compensation—

Transition and Disclosure", encourages, but does not require, the adoption of fair-value accounting for stock-based compensation to employees. However, it permits entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company, as permitted, has elected to continue to apply APB Opinion No 25 and, as a result, have provided pro forma disclosures of compensation expense for stock option plans, net of related tax effects, net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had the Company determined compensation cost based on the fair value method, our compensation expense for stock option plans, net of related tax effects, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the year ended June 30,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Compensation expense for stock option plans, net of related tax effects
As reported	$741	$500	$162
Pro-forma	1,038	713	270
Net income
As reported	$6,111	$7,489	$5,551
Pro-forma	5,814	7,276	5,443
Basic earnings per share
As reported	$0.66	$0.75	$0.53
Pro-forma	$0.63	$0.73	$0.52
Diluted earnings per share
As reported	$0.62	$0.71	$0.52
Pro-forma	$0.59	$0.69	$0.51
Dividend yield	n/a	2.67%	2.75%
Volatility	n/a	21.70%	27.74%
Expected term	n/a	7.5 years	7.5 years
Risk-free interest rate	n/a	3.88%	4.41%

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities- an interpretation of ARB No. 51 ("FASB Interpretation No. 46R")

        In January 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 Revised ("FIN 46R"), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends December 15, 2003. For any variable interest entities that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the variable interest entities initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of any accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entities. The provisions of the statement had no impact on the Company's earnings, financial condition, or stockholders' equity.

Amendments of Statement 133 on Derivative Instruments and Hedging Activities

        In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and hedging activities. This Statement amends Statement No. 133 for decisions made by the FASB as part of its Derivatives Implementation Group process. This Statement also amends Statement No. 133 to incorporate clarifications of the definition of a derivative. This Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003. The provisions of this Statement had no impact on earnings, financial condition or stockholders' equity.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements." The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. The provisions of this Statement had no impact on earnings, financial condition or stockholders' equity.

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("EITF 03-1")

        In December 2003, the Emerging Issues Task Force issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This statement from the EITF addresses disclosure requirements regarding information about temporarily impaired investments. The requirements are effective for fiscal years ending after December 15, 2003 for all entities that have debt or marketable equity securities with market values below carrying values. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The required disclosure has been made in the annual financial statements.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer(Statement of Position 03-3)

        In December 2003, the AICPA's Accounting Standards Executive Committee (AcSEC) issued SOP 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity.

(2)
Earnings Per Share

        For the years ended June 30, 2004, 2003 and 2002 earnings per share, basic and diluted, were $0.66 and $0.62, $0.75 and $0.71, and $0.53 and $0.52, respectively.

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Year Ended June 30,
	2004		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except share data)
Net income	$6,111	$6,111	$7,489	$7,489	$5,551	$5,551
Dividends on unvested stock awards	(107)	(107)	(73)	(73)	(29)	(29)

Income available to common stock holders	$6,004	$6,004	$7,416	$7,416	$5,522	$5,522

Weighted average shares outstanding	9,097,015	9,097,015	9,923,968	9,923,968	10,335,262	10,335,262
Effect of dilutive securities:
Options	—	325,357	—	237,157	—	159,100
Unvested stock awards	—	215,394	—	301,067	—	109,187

Adjusted weighted average shares used in earnings per share calculation	9,097,015	9,637,766	9,923,968	10,462,192	10,335,262	10,603,549

Earnings per share	$0.66	$0.62	$0.75	$0.71	$0.53	$0.52

(3)
Securities

        Securities at June 30, 2004 and 2003 consisted of the following:

	June 30, 2004
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$18,132	$51	$—	$18,183
US government agency securities	16,000	—	(283)	15,717
Mortgage-backed securities
FNMA	15,363	137	—	15,500
CMOs	49,018	—	(17)	49,001

Total held to maturity	98,513	188	(300)	98,401

Available for sale:
US government agency securities	75,031	—	(1,572)	73,459
Mortgage-backed securities
FNMA	80,705	—	(1,043)	79,662
FHLMC	58,565	—	(1,241)	57,324
GNMA	2,486	—	(6)	2,480
FHLB stock	12,203	—	—	12,203
Equity securities	9,188	16	(125)	9,079

Total available for sale	238,178	16	(3,987)	234,207

Total securities	$336,691	$204	$(4,287)	$332,608

	June 30, 2003
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$17,320	$675	$—	$17,995
Available for sale:
US government agency securities	76,980	1,225	—	78,205
Mortgage-backed securities
FNMA	128,303	2,456	(69)	130,690
FHLMC	52,912	365	(1,236)	52,041
GNMA	14,969	318	—	15,287
FHLB stock	9,252	—	—	9,252
Equity securities	6,477	—	(67)	6,410

Total available for sale	288,893	4,364	(1,372)	291,885

Total securities	$306,213	$5,039	$(1,372)	$309,880

        Proceeds from the sales of securities available for sale for the years ended June 30, 2004, 2003, and 2002 were $72.7 million, $66.0 million and $23.6 million, respectively. Gross gains of $948,000, $1.8 million and $437,000 were realized in fiscal 2004, 2003 and 2002, respectively. There were gross losses of $152,000, zero and $34,000 in fiscal 2004, 2003 and 2002, respectively. Additionally, there were no recognized losses in fiscal 2004 compared to recognized losses of $48,000 and $93,000 in fiscal 2003 and 2002, respectively, resulting from other than temporary declines in values of certain equity securities.

        Accrued interest receivable on securities amounted to $1.7 million and $1.6 million at June 30, 2004 and 2003, respectively.

        Of the U.S. government and agency securities in our portfolio, $11.0 million are being held at the Federal Reserve Bank as collateral for certain municipal accounts and treasury, tax and loan payments.

        The amortized cost and estimated fair value of securities available for sale at June 30, 2004, by contractual maturity, are shown below.

	Securities by stated maturity
	1 year or less	After 1 year but less than 5 years	After 5 years but less than 10 years	After 10 years or with no stated maturity	Total
	(Dollars in thousands)
US government agency securities	$1,016	$80,652	$7,508	$—	$89,176
Mortgage-backed securities	—	18,342	28,978	156,647	203,967
Municipal bonds	600	259	2,107	15,217	18,183
Equity securities	—	—	—	21,282	21,282

Total securities at fair value	1,616	99,253	38,593	193,146	332,608
Total securities at amortized cost	$1,600	$100,961	$39,793	$194,337	$336,691

        The Company must maintain ownership of specified amounts of stock as a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"). The Company's ownership of FHLB stock was $12.2 million and $9.3 million as of June 30, 2004 and 2003, respectively.

        For mortgage-backed securities, expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligation. Of the Company's $89.2 million U.S. Government and Government agency securities, $75.0 million are callable within one year.

        As described in note 10, certain securities available for sale are maintained to collateralize advances from the FHLB.

        Unrealized losses on available for sale securities

        Provided below is a summary of securities available-for-sale which were in an unrealized loss position at June 30, 2004. Approximately $311,000 or 8.2% of the unrealized loss was comprised of securities in a continuous loss position for twelve months or more which consisted of mortgage-backed securities. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	June 30, 2004
	Under One Year		One Year or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
US government agency securities	$65,284	$(1,656)	$—	$—
Mortgage-backed securities
FNMA	47,490	(792)	4,511	(102)
FHLMC	39,326	(1,004)	3,977	(112)
GNMA	2,480	(6)
Equity securities	2,748	(28)	5,984	(97)

Total available for sale	157,328	(3,486)	14,472	(311)

(4)
Loans

        Loans receivable as of June 30, 2004 and 2003 consisted of the following:

	June 30, 2004	June 30, 2003
	(Dollars in thousands)
Mortgage loans:
Single-family	$181,049	$131,821
Multi-family & commercial real estate	180,881	155,892
Construction	57,014	36,191
Home equity	91,848	72,990

Total mortgage loans	510,792	396,894
Consumer loans	1,678	2,324
Commercial business loans	17,686	20,549

Total loans receivable	530,156	419,767
Allowance for loan losses	(5,220)	(5,312)
Deferred loan fees	(747)	(656)

Loans receivable, net	$524,189	$413,799

        Included in loans receivable are loans on non-accrual status in the amounts of $1.4 million, $1.7 million and $4.0 million at June 30, 2004, 2003 and 2002, respectively. Interest income that would have been recognized on such non-accrual loans during the years ended June 30, 2004, 2003 and 2002, had they been current in accordance with their original terms was $84,000, $127,000, and $257,000, respectively.

        As of June 30, 2004, 2003 and 2002, the Company had impaired loans with a total recorded investment of $2.1 million, $1.9 million and $3.4 million, respectively, and an average recorded investment for the years ended June 30, 2004, 2003 and 2002 of $1.2 million, $476,000 and $1.8 million, respectively. Cash of $51,000, $124,000 and $134,000 was collected on these impaired loans during the years ended June 30, 2003, 2002 and 2001, respectively. Interest income of zero, $9,000 and $80,000 was recognized on such loans during the years ended June 30, 2004, 2003 and 2002, respectively. As of June 30, 2004, 2003 and 2002, there were no recorded investments in impaired loans for which there was a related specific allowance for credit losses.

        The following is a summary of the activity in the allowance for loan losses for the years ended June 30, 2004, 2003 and 2002:

	For the year ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of the period	$5,312	$4,626	$4,313
Provisions for loan losses	426	1,034	1,212
Charge-offs	(727)	(391)	(954)
Recoveries	209	43	55

Balance, end of the period	$5,220	$5,312	$4,626

(5)
Mortgage Servicing Activity

        A summary of mortgage servicing rights activity follows:

	For the year ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of the period	$220	$221	$340
Originated servicing rights	89	179	—
Amortization	(120)	(180)	(119)

Balance, end of the period	$189	$220	$221

        At June 30, 2004, 2003 and 2002, the Company serviced loans for others of $47.7 million, $68.1 million, and $58.3 million, respectively. Loans serviced by others for the Company as of June 30, 2004, 2003 and 2002 were $33.9 million, $29.4 million, and $28.9 million, respectively.

(6)
Deposits

        Deposit balances by type consisted of the following at June 30, 2004, and 2003:

	June 30, 2004		June 30, 2003
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Savings accounts (passbooks, statements, clubs)	$91,879	15.2%	$86,447	14.7%
Money market accounts	99,455	16.5	79,280	13.5
Certificates of deposit less than $100,000	227,161	37.7	242,820	41.4
Certificates of deposit greater than $100,000(1)	52,373	8.7	56,974	9.7
Interest-bearing checking accounts	56,350	9.3	51,541	8.8
Non-interest-bearing checking accounts	75,897	12.6	69,581	11.9

Total	$603,115	100.0%	$586,643	100.0%

(1)
Deposit balances in excess of $100,000 are not federally insured.

        While certificates of deposit are frequently renewed at maturity rather than paid out, a summary of certificates of deposit by contractual maturity and rate at June 30, 2004 is as follows:

	Maturity Date
Interest rate	Six months or less	Over six months through one year	Over one year through two years	Over two years through three years	Over three years
	(Dollars in thousands)
0.00% – 2.99%	$104,381	$79,604	$16,531	$4,933	$8,485
3.00% – 3.99%	17,855	3,245	3,561	8,248	5,184
4.00% – 4.99%	14,811	1,021	3,637	3,843	2,557
5.00% – 5.99%	405	60	152	—	8
6.00% and over	239	249	387	26	112

Total	$137,691	$84,179	$24,268	$17,050	$16,346

        As of June 30, 2004 certificates of deposit contractual maturities are:

Year ending	(Dollars in thousands)
June 30, 2005	$221,870
June 30, 2006	24,268
June 30, 2007	17,050
June 30, 2008	9,907
June 30, 2009	1,305
Thereafter	5,134

$279,534

        Interest expense on deposits for the years ended June 30, 2004, 2003 and 2002 consisted of the following:

	For the year ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Savings accounts	$571	$923	$1,175
Checking accounts	1,284	1,317	1,346
Certificates of deposit	7,422	10,569	14,810

Total	$9,277	$12,809	$17,331

(7)
Property and Equipment

        Amounts charged to operating expense for depreciation for the years ended June 30, 2004, 2003 and 2002 amounted to $996,000, $959,000 and $883,000, respectively.

		For the year ended June 30,
	Depreciable life	2004	2003
		(Dollars in thousands)
Land		$1,424	$1,424
Buildings	15 to 40 years	5,897	5,822
Furniture, fixtures and equipment	3 to 7 years	6,108	5,576

Total		13,429	12,822
Accumulated depreciated		(7,454)	(6,458)

Property and equipment, net		$5,975	$6,364

(8)
Income Taxes

        The Small Business Job Protection Act of 1996, enacted on August 20, 1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. Upon repeal, the Company is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeds its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Company ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Company's total tax bad debt reserves at June 30, 2004 are approximately $6.2 million, of which $6.2 million represents the base year amount.

        Income tax expense (benefit) for the years ended June 30, 2004, 2003 and 2002 consisted of the following:

		Current	Deferred	Total
		(Dollars in thousands)
For the year ended June 30, 2004	Federal	$2,851	$(269)	$2,582
	State	28	—	28

	Total	$2,879	$(269)	$2,610

For the year ended June 30, 2003	Federal	$3,925	$(417)	$3,508
	State	102	—	102

	Total	$4,027	$(417)	$3,610

For the year ended June 30, 2002	Federal	$2,988	$(304)	$2,684
	State	6	—	6

	Total	$2,994	$(304)	$2,690

        The expense (benefit) for income taxes differed from that computed at the statutory federal corporate rate for the years ended June 30, 2004, 2003 and 2002 as follows:

	For the year ended June 30,
	2004		2003		2002
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
	(Dollars in thousands)
At statutory rate	$2,965	34.0%	$3,774	34.0%	$2,771	34.0%
State tax, net of federal tax benefit	18	0.2	67	0.6	4	—
Low income housing credits	(29)	(0.3)	(29)	(0.3)	(29)	—
Tax-exempt interest	(256)	(2.9)	(232)	(2.1)	(100)	(1.0)
Meals and entertainment	7	0.1	8	0.1	6	—
BOLI	(82)	(0.9)	(22)	(0.2)
Dividends on ESOP shares	(98)	(1.1)	(83)	(0.8)	—	—
Non-deductible expenses	2	0.0	1	0.0	1	—
ESOP compensation expense	115	1.2	71	0.6	41
Other	(32)	(0.4)	55	0.5	(4)	—

Income tax per statement of income	$2,610	29.9%	$3,610	32.5%	$2,690	33.0%

        Significant deferred tax assets and liabilities of the Company as of June 30, 2004 and 2003 are as follows:

	June 30,
	2004	2003
	(Dollars in thousands)
Impairment reserves	$52	$113
Deferred loan fees	254	171
Retirement plan reserves	507	452
Employee benefits	612	427
Intangible asset amortization	139	223
Uncollected interest	17	53
Book bad debt reserves	1,775	1,806
Unrealized loss on available for sale securities	1,478	—
Other, net	26	16

Gross deferred tax assets	4,860	3,261

Tax bad debt reserves in excess of base year	—	(138)
Prepaid expenses	(15)	(15)
Originated mortgage servicing rights	(64)	(75)
Investment in Joint Venture	—	(1)
Gain on transfer of AFS securities	(5)	(5)
Unrealized gain on available for sale securities	—	(1,158)
Depreciation	(123)	(121)

Gross deferred tax liabilities	(207)	(1,513)

Net tax deferred asset	$4,653	$1,748

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

(9)
Benefit Plans

Money Purchase Pension Plan

        The Company maintained a money purchase pension plan ("Plan") to which the Company contributed for all eligible employees. During the first six months of the fiscal year ended June 30, 2004, this contribution was 4.125% of their base salary. On December 31, 2003, Willow Grove Bank merged the Plan into the Willow Grove 401(k)/Employee Stock Ownership Plan by ("401(k)/ESOP") transferring $2,594,049 in net assets. Upon termination of the Plan, all of its participants were immediately fully vested in the benefits provided pursuant to the Plan. The expense of such plan was $78,000, $229,000, and $301,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

401(k) Plan

        The 401(k)/ESOP covers all eligible employees and permits them to make certain contributions to their 401(k) accounts in the plan on a pretax basis. Employees are permitted to contribute up to 15% of their salary to this plan. The Company matches fifty cents for every dollar contributed up to 6% of salary. The expense related to the 401(k) portion of this plan was $167,000, $170,000 and $158,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

ESOP

        In December 23, 1998, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed $1.8 million from the Company and used the funds to purchase 408,769 shares (179,270 shares pre-exchange) of the Company's common stock. The loan has an interest rate of 7.75% and has an amortization schedule of 15 years. The April 2002 Reorganization resulted in an additional ESOP loan of $5.1 million to purchase an additional 513,130 shares of the Company's common stock issued in the Reorganization. This loan has an interest rate of 4.75% and an amortization schedule of 15 years. Shares purchased are held in a suspense account for allocation among the participants as the loans are repaid. Effective January 31, 2000, the Company merged the 401(k) Plan and ESOP. Contributions to the ESOP portion of the 401(k)/ESOP and shares released from the loan collateral will be in an amount proportional to repayment of the original ESOP loans. Shares are allocated to participants based on compensation as described in the 401(k)/ESOP, in the year of allocation. At June 30, 2004, there were 175,336 ESOP shares allocated to participants, representing a fair value of $2.8 million, in addition, there were 30,730 shares committed to be released. The Company recorded compensation expense of $1.0 million, $824,000, and $338,000 for the ESOP for the years ended June 30, 2004, 2003 and 2002, respectively.

Supplemental Retirement Plans

        Effective June 30, 1998, the Company adopted non-qualified supplemental retirement plans for the Company's Board of Directors (the "Directors' Plan") and for the Company's president (the "President's Plan"). The Directors' Plan provides for fixed annual payments to qualified directors for a period of ten years from retirement. Benefits to be paid accrued at the rate of 20% per year on completion of six full years of service, with full benefit accrual at ten years of service. At the time these plans were adopted credit was given for past service. The President's Plan provides for payments for a period of ten years beginning at retirement based on a percentage of annual compensation not to exceed an established cap. Full benefits become accrued at age 68 with partial vesting prior thereto.

Both plans provide for full payments in the event of a change in control of the Company. The costs of each of the Directors' Plan and President's Plan were $163,000 and $35,000, $150,000 and $60,000, and $120,000 and $60,000 for fiscal years ended 2004, 2003 and 2002, respectively. The Directors' Plan and President's Plan are intended to be, and are, unfunded.

RRP

        Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the "1999 RRP"), the Company acquired 204,384 shares (89,635 shares pre-exchange) at a cost of $929,000. Pursuant to the terms of the agreement, all 204,384 shares have been awarded to directors and management from the 1999 RRP Trust, however 4,272 shares were forfeited during fiscal year 2004. As of June 30, 2004, 150,685 granted shares were vested pursuant to the terms of the 1999 Plan. In fiscal 2003, the Company adopted the 2002 Recognition and Retention Plan and Trust Agreement (the "2002 RRP"), and acquired 256,565 shares at a cost of $2.2 million. Pursuant to the terms of the 2002 RRP, 222,468 shares have been awarded to directors and management As of June 30, 2004, 44,490 granted shares were vested pursuant to the terms of the 2002 RRP.

        At June 30, 2004, the deferred cost of unearned 1999 and 2002 RRP shares totaled $707,000 and is recorded as a charge against stockholders' equity. Compensation expense on 1999 and 2002 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company's stock at the date of grant. The Company recorded compensation expense of $741,000, $500,000 and $162,000 related to both these plans for the years ended June 30, 2004, 2003 and 2002, respectively.

Stock Option Plan

        The stockholders of the Company approved a stock option plan in fiscal 2000 (the "1999 Plan") for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1999 Plan, the number of common shares reserved for issuance was a total of 510,963 (224,087 shares pre-exchange) of which 31,960 options remain unawarded. The number and exercise price of options granted under the 1999 Plan prior to the 2002 Reorganization were adjusted for the exchange ratio. Additionally the stockholders of the Company approved a stock option plan in fiscal 2003 (the "2002 Plan") for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 2002 Plan, the number of common shares reserved for issuance was 641,412 of which 96,442 remain unawarded at June 30, 2004. All options were granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. All stock options granted vest over a five year period commencing on the first anniversary of the date of grant.

        A summary of the status of the Company's stock options under both the 1999 and 2002 Plans as of June 30, 2004 and changes during the year is presented below:

	Year ended June 30, 2004		Year ended June 30, 2003		Year ended June 30, 2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	935,706	$9.94	470,695	$5.56	327,663	$3.97
Granted	—	—	547,420	12.87	172,572	8.33
Exercised	(62,051)	6.27	(78,647)	4.27	(27,818)	3.97
Forfeited	(18,206)	6.99	(3,762)	6.74	(1,722)	3.97

Outstanding at end of year	855,449	$10.27	935,706	$9.94	470,695	$5.56

Exercisable at end of year	265,300	$8.09	123,800	$4.98	119,660	$3.97

        The following table summarizes all stock options outstanding under the 1999 and 2002 Plans as of June 30, 2004, segmented by range of exercise prices:

Total outstanding options at June 30, 2004
Range of exercisable prices	$3.97 to $15.88
Number outstanding	855,449
Weighted average remaining contractual life	7.54 years
Weighted average exercise price	$10.27
Exercisable options at June 30, 2004
Number outstanding	265,300
Weighted average exercise price	$8.09
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

        At June 30, 2004, the Company's FHLB advances have contractual maturities as follows:

	Amount outstanding	Weighted average rate
	(dollars in thousands)
Due by:
June 30, 2005	$34,558	1.78%
June 30, 2006	7,818	3.46
June 30, 2007	34,569	3.66
June 30, 2008	6,740	3.46
June 30, 2009	12,566	3.25
Thereafter	109,917	4.14

Total	$206,168	3.66%

        At June 30, 2004, $114.5 million of the above advances were callable at the direction of the FHLB within certain parameters, of which $53.5 million could be called within one year.

(11)
Commitments and Contingencies

        At June 30, 2004 and 2003, the Company was committed to fund loans as follows:

	June 30,
	2004	2003
	(Dollars in thousands)
Loans with fixed interest rates	$21,071	$16,936
Loans with variable interest rates	33,763	12,072

Total commitments to fund loans	$54,834	$29,008

Financial Instruments With Off-Balance Sheet Risk

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The

Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments (see Note 1 of the "Notes to Consolidated Financial Statements" included in Item 8 herein). At June 30, 2004 the Company is committed to the funding of first mortgage loans of approximately $13.7 million, construction loans of approximately $33.0 million and commercial real estate loans of $8.1 million, lines of credit of $33.2 million, standby letters of credit of $2.8 million and undisbursed funds on previous disbursed loans of $51.5 million.

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

Legal Proceedings

        In the normal course of business, the Company is involved in various legal proceedings. Management of the Company, based on discussions with litigation counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.

Other Commitments

        In connection with the operation of fourteen of its banking offices and an operations center, the Company leases certain office space. The leases are classified as operating leases, with rent expense of $767,000, $692,000 and $577,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Minimum payments over the remainder of the lease are summarized as follows:

Minimum lease payments
(Dollars in thousands)
Year ended:
June 30, 2005	$706
June 30, 2006	684
June 30, 2007	657
June 30, 2008	513
Thereafter	421

Total	$2,981

(12)
Regulatory Matters

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain certain minimum amounts and ratios (set forth in the table below).

        As of June 30, 2004 the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

        The Bank's actual capital amounts and ratios are presented in the following table.

	Actual capital		Required for capital adequacy purposes		Required to be well capitalized under prompt corrective action provision
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
As of June 30, 2004:
Tangible capital to tangible assets	$88,018	9.5%	$13,826	1.5%	$18,434	2.0%
Core capital to adjusted tangible assets	88,018	9.5	36,929	4.0	46,162	5.0
Tier 1 capital to risk-weighted assets	88,018	16.7	N/A	N/A	31,570	6.0
Risk-based capital to risk-weighted assets	93,238	17.7	42,093	8.0	52,616	10.0
As of June 30, 2003:
Tangible capital to tangible assets	$85,732	10.2%	$12,685	1.5%	$16,914	2.0%
Core capital to adjusted tangible assets	85,732	10.2	33,712	4.0	42,284	5.0
Tier 1 capital to risk-weighted assets	85,732	19.6	N/A	N/A	26,234	6.0
Risk-based capital to risk-weighted assets	91,044	20.8	34,978	8.0	43,723	10.0

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

Limitations

        Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. For a substantial portion of the Company's financial instruments, no quoted market price exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic condition, perceived risks associated with these financial instruments and their counterparties, future expected loss experience, and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

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

        The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at June 30, 2004 and 2003:

Cash and Cash Equivalents, Accrued Interest Receivable, Deposits with No Stated Maturity, and Accrued Interest Payable

        These financial instruments have carrying values that approximate fair value.

Securities Available for Sale and Held to Maturity

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

        The carrying amounts and estimated fair values of the Company's financial instruments, including off-balance sheet financial instruments, at June 30, 2004 and 2003, are as follows:

	June 30, 2004		June 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$15,595	$15,595	$98,040	$98,040
Securities available for sale	234,207	234,207	291,885	291,885
Securities held to maturity	98,513	98,401	17,320	17,995
Loans available for sale	1,136	1,136	5,293	5,293
Loans, net	524,189	576,766	413,799	434,508
Accrued interest receivable	3,565	3,565	3,520	3,520
Liabilities:
Deposits with no stated maturities	323,581	323,581	286,849	286,849
Certificates of deposits	279,534	279,520	299,794	306,152
FHLB Advances	206,168	201,089	132,557	127,822
Accrued interest payable	986	986	933	933
	Contract Amount	Fair Value	Contract Amount	Fair Value
Off balance sheet financial instruments:
Commitments to extend credit	$42,578	$(76)	$(1,645)	$(483)

(14)
Comprehensive Income (Loss)

        The tax effects allocated to each component of "Other comprehensive income" are as follows:

	Year ended June 30, 2004
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains during the period	$(7,761)	$2,949	$(4,812)
Reclassification adjustment for gains (losses) included in net income	796	(302)	494

Total other comprehensive loss	$(6,965)	$2,647	$(4,318)

	Year ended June 30, 2003
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) gains during the period	$(1,754)	$667	$(1,087)
Reclassification adjustment for gains (losses) included in net income	1,712	(651)	1,061

Total other comprehensive loss	$(42)	$16	$(26)

	Year ended June 30, 2002
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) during the period	$2,722	$(1,007)	$1,715
Reclassification adjustment for gains (losses) included in net income	310	(115)	195

Total other comprehensive income	$3,032	$(1,122)	$1,910

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

(16)
Parent Company Financial Information (Willow Grove Bancorp, Inc.)

Condensed Statement of Financial Condition

	At June 30, 2004	At June 30, 2003
	(Dollars in thousands)
Assets:
Cash on deposit with subsidiary	$373	$559
Note receivable from subsidiary	16,220	27,793
Investment in subsidiary	86,498	88,609
Securities (amortized cost of $314 and $102, respectively)	306	101
Other assets	789	472

Total assets	$104,186	$117,534

Liabilities and stockholders' equity:
Other liabilities	$410	$404

Total liabilities	410	404
Total stockholders' equity	103,776	117,130

Total liabilities and stockholders' equity	$104,186	$117,534

Condensed Statement of Income

	For the year ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Interest income:
Interest income on note receivable	$648	$1,543	$599

Total interest income:	648	1,543	599
Non-interest income:
Realized gain (loss) on equity securities	21	(48)	(107)

Total non-interest income	21	(48)	(107)
Equity in undistributed income of subsidiary	6,106	6,875	5,522

Total income	6,775	8,370	6,014

Expense:
Professional fees	400	253	238
Stationery and printing	19	26	25
Other	275	306	187

Total expense	694	585	450

Income before taxes	6,081	7,785	5,564
Income tax (benefit) expense	(30)	296	13

Net income	$6,111	$7,489	$5,551

Condensed Statement of Cash Flows

	For the year ended June 30,
	2004	2003	2002
	(Dollars in thousands)
Cash flow from operating activities:
Net income:	$6,111	$7,489	$5,551
Less items not affecting cash flows
Equity in undistributed income of subsidiary	(6,106)	(6,875)	(5,522)
Realized (gain) loss on securities available for sale	(21)	48	37
(Increase) decrease in other assets	(262)	270	257
Increase (decrease) in other liabilities	6	71	(22)

Net cash (used in) provided by operating activities	(272)	1,003	301

Cash flows from investing activities:
Capital investment in subsidiary bank	—	—	(31,070)
Purchase of securities available for sale	(223)	—	—
Proceeds from sale of securities available for sale	33	—	175
Net repayment (issuance) of notes receivable	17,573	12,222	(30,344)

Net cash provided by (used in) investing activities	17,383	12,222	(61,239)

Cash flows from financing activities:
Proceeds from stock issuance	392	336	62,141
Treasury stock (purchases) issuances	(14,045)	(10,356)	104
Dividends paid	(3,644)	(3,147)	(1,378)

Net cash (used in) provided by financing activities	(17,297)	(13,167)	60,867

Net (decrease) increase in cash and cash equivalents	(186)	58	(71)
Cash and cash equivalents at beginning of period	559	501	572

Cash and cash equivalents at end of period	$373	$559	$501

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

Item 9B. Other Information

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required herein is incorporated by reference from the sections captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" and "Beneficial Ownership of Common Stock by certain Beneficial Owners and Management- Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on November 9 2004, which will be filed within 120 days of June 30, 2004 ("Definitive Proxy Statement").

        The Company has adopted a Code of Conduct and Ethics Policy that applies to its principal executive officer and principal financial officer, as well as other directors, officers and employees of the Company and the Bank. (A copy of the Code of Conduct and Ethics Policy may be found on the Company's website at www.willowgrovebank.com.)

Item 11. Executive Compensation

        The information required herein is incorporated by reference from the sections captioned "Management Compensation", "Report of the Compensation Committee" and "Performance Graph" in the Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required herein is incorporated by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" in the Definitive Proxy Statement. Equity Compensation plan information is set forth below.

Equity Compensation Plan Information

        The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of June 30, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted average exercise price of outstanding options(1)	Number of securities remaining available for future issuance (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	1,078,584	$8.09	128,410
Equity compensation plans not approved by security holders	—	—	—

Total	1,078,584	$8.09	128,410

(1)
Includes 223,135 shares granted to directors and employees as of June 30, 2004 and held in the recognition plan trust. The weighted average exercise price excludes restricted stock grants.

Item 13. Certain Relationships and Related Transactions

        The information required herein is incorporated by reference from the section captioned "Management Compensation- Indebtedness of Management and Related Oarty Transactions" in the Definitive Proxy Statement.

Item 14. Principal Accountant Fees and Services

        The information required under Item 9 (e) of Schedule 14A of Regulation S-K is incorporated by reference from the section captioned "Ratification of Appointment of Auditors" in the Definitive Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)
Documents Filed as Part of this Report.

(1)
The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
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

  (3)
  The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index
3.1	Articles of Incorporation of Willow Grove Bancorp, Inc. (1)
3.2	Bylaws of Willow Grove Bancorp, Inc. (1)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc. (1)
10.1	Employment Agreement between Willow Grove Bancorp, Inc. and Frederick A. Marcell Jr. (8)
10.2	Employment Agreement between Willow Grove Bank and Frederick A. Marcell Jr. (8)
10.3	Form of Employment Agreement entered into between Willow Grove Bank and each of Joseph M. Matisoff, Christopher E. Bell, John T. Powers, Jerome P. Arrison and Ammon J. Baus (8)
10.4	Supplemental Executive Retirement Agreement (2)
10.5	Non-Employee Directors Retirement Plan (3)
10.6	1999 Stock Option Plan (4)
10.7	1999 Recognition and Retention Plan and Trust Agreement (4)
10.8	Amended Directors and Officers Incentive Compensation Plan (5)
10.9	2002 Stock Option Plan (6)
10.10	2002 Recognition and Retention Plan and Trust Agreement (6)
10.11	Deferred Compensation Plan (7)
21.0	Subsidiaries of the Registrant — Reference is made to "Item 1. Business Subsidiaries" for the required information
23.0	Consent of KPMG LLP
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.0	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

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

(6)
Incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(7)
Incorporated by reference from the Company's Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 12, 2004 (SEC File No. 000-49706).

(8)
Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 14, 2004 (SEC File No. 000-49706).

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

Lewis W. Hull Director	September 13, 2004
Charles F. Kremp 3RD Director	September 13, 2004
William W. Langan Chairman of the Board	September 13, 2004
/s/ ROSEMARY C. LORING Rosemary C. Loring Vice Chair	September 13, 2004
/s/ FREDERICK A. MARCELL JR. Frederick A. Marcell Jr. Director, President and Chief Executive Officer	September 13, 2004
A. Brent O'Brien Director	September 13, 2004
/s/ SAMUEL H. RAMSEY, III Samuel H. Ramsey, III Director	September 13, 2004
/s/ THOMAS J. SUKAY Thomas J. Sukay Director	September 13, 2004
/s/ WILLIAM B. WEIHENMAYER William B. Weihenmayer Director	September 13, 2004
/s/ CHRISTOPHER E. BELL Christopher E. Bell Senior Vice President and Chief Financial Officer (principal financial officer)	September 13, 2004

QuickLinks

Willow Grove Bancorp, Inc. FORM 10-K For the Fiscal Year Ended June 30, 2004 INDEX
PART I
  Item 1. Business
REGULATION
TAXATION
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
MANAGEMENT REPORT ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm
Willow Grove Bancorp, Inc. Consolidated Statements of Financial Condition
Willow Grove Bancorp, Inc. Consolidated Statements of Income
Willow Grove Bancorp, Inc. Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
Willow Grove Bancorp, Inc. Consolidated Statements of Cash Flows
Willow Grove Bancorp, Inc. Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
SIGNATURES