Form 10-Q
period 2004-09-30
WILLOW GROVE BANCORP INC/NEW
filed 2004-11-09
CIK 1163428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

                                                ☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The Registrant had 9,782,103 shares of common stock issued and outstanding as of November 2, 2004.

WILLOW GROVE BANCORP, INC.

Willow Grove Bancorp, Inc.

Consolidated Statements of Financial Condition

	At	At
(Dollars in thousands, except share data)	September 30, 2004	June 30, 2004
Assets
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$10,320	$14,681
Interest-earning deposits	17,849	24,764
Total cash and cash equivalents	28,169	39,445
Securities:
Available for sale (amortized cost of $201,393 and $238,178, respectively)	200,128	234,207
Held to maturity (fair value of $188,103 and $98,401, respectively)	185,169	98,513
Loans (net of allowance for loan losses of $5,377 and $5,220, respectively)	537,675	524,189
Loans held for sale	1,646	1,136
Accrued income receivable	4,025	3,565
Property and equipment, net	5,968	5,975
Intangible assets	924	938
Other assets	11,881	13,624
Total assets	$975,585	$921,592

Liabilities and Stockholders’ Equity
Deposits	$592,825	$603,115
Federal Home Loan Bank advances	270,182	206,168
Advance payments from borrowers for taxes	1,203	2,863
Accrued interest payable	1,017	986
Other liabilities	5,924	4,684
Total liabilities	871,151	817,816
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,426,578 and 11,425,654 issued at September 30, 2004 and June 30, 2004, respectively)	114	114
Additional paid-in capital	85,051	84,915
Retained earnings-substantially restricted	54,309	53,516
Accumulated other comprehensive loss	(785)	(2,463)
Obligation of deferred compensation plan	525	525
Treasury stock at cost, 1,676,527 and 1,541,262 at September 30, 2004 and June 30, 2004, respectively	(27,170)	(24,926)
Unallocated common stock held by
Employee Stock Ownership Plan (ESOP)	(5,382)	(5,497)
Recognition and Retention Plan Trust (RRP)	(2,228)	(2,408)
Total stockholders’ equity	104,434	103,776
Total liabilities and stockholders’ equity	$975,585	$921,592

See accompanying Notes to the Unaudited Consolidated Financial Statements

Willow Grove Bancorp, Inc.

Consolidated Statements of Operations

	For the Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2004	2003
Interest and dividend income:
Loans	$8,139	$7,153
Securities, primarily taxable	3,372	2,943
Total interest income	11,511	10,096
Interest expense:
Deposits	2,177	2,690
Borrowings	1,943	1,270
Total interest expense	4,120	3,960
Net interest income	7,391	6,136
Provision for loan losses	171	59
Net interest income after provision for loan losses	7,220	6,077

Non-interest income:
Service charges and fees	510	619
Realized gain on sale of:
Loans held for sale	46	239
Securities available for sale	12	415
Increase in cash surrender value of life insurance	49	64
Loan servicing income (loss), net	150	(10)
Total non-interest income	767	1,327

Non-interest expense:
Compensation and employee benefits	3,143	3,226
Occupancy	390	368
Furniture and equipment	251	258
Federal insurance premium	21	22
Amortization of intangible assets	14	21
Data processing	221	192
Marketing	215	96
Deposit account services	239	223
Professional fees	181	238
Other expense	675	411
Total non-interest expense	5,350	5,055

Income before income taxes	2,637	2,349
Income tax expense	833	728
Net Income	$1,804	$1,621

Earnings per share:
Basic	$0.20	$0.17
Diluted	$0.19	$0.16
Cash dividends declared per share	$0.11	$0.09
Weighted average basic shares outstanding	8,992,143	9,456,088
Weighted average diluted shares outstanding	9,478,818	10,028,207

See accompanying Notes to the Unaudited Consolidated Financial Statements

Willow Grove Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Net cash flows from operating activities:
Net income	$1,804	$1,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225	243
Amortization of premium and accretion of discount, net	191	536
Amortization of intangible assets	14	21
Provision for loan losses	171	59
Gain on sale of loans available for sale	(46)	(239)
Gain on sale of securities available for sale	(12)	(415)
Change in deferred loan fees	480	314
Change in accrued income receivable	(460)	(106)
Change in other assets	713	(2,224)
Change in accrued interest payable	31	(37)
Change in other liabilities	1,240	(382)
Expense of ESOP and RRP	431	428
Originations and purchases of loans held for sale	(16,616)	(19,132)
Proceeds from sale of loans held for sale	16,152	19,488
Net cash provided by operating activities	$4,318	$175
Cash flows from investing activities:
Net increase in loans	(14,137)	(4,968)
Purchase of securities available for sale	(7,850)	(91,960)
Purchase of securities held to maturity	(90,305)	—
Proceeds from sales, calls and maturities of securities available for sale	34,280	41,349
Proceeds from calls and maturities of securities held to maturity	200	—
Principal repayments of securities available for sale	10,182	34,421
Principal repayments of securities held to maturity	3,443	—
Proceeds from sale of other real estate owned	2	—
Purchase of property and equipment	(218)	(72)
Net cash used in investing activities	$(64,403)	$(21,230)
Cash flows from financing activities:
Net decrease in deposits	(10,290)	(10,729)
Borrowing of FHLB advances with original maturity less than 90 days	64,000	(5,000)
Borrowing of FHLB advances with original maturity greater than 90 days	10,000	26,917
Repayment of FHLB advances with original maturity greater than 90 days	(9,986)	(15,240)
Net decrease in advance payments from borrowers for taxes	(1,660)	(1,789)
Dividends paid	(1,011)	(893)
Purchase of treasury stock	(2,244)	(7,958)
Net cash provided by (used in) financing activities	$48,809	$(14,692)
Net decrease in cash and cash equivalents	$(11,276)	$(35,747)
Cash and cash equivalents:
Beginning of period	39,445	98,040
End of period	$28,169	$62,293
Supplemental disclosures of cash and cash flow information:
Interest paid	4,089	3,997
Income taxes paid	500	1,459
Non-cash items:
Change in unrealized gain (loss) on securities available for sale (net of taxes of ($1,029) and ($65) in 2004 and 2003, respectively)	1,678	(1,669)

See accompanying Notes to the Unaudited Consolidated Financial Statements

WILLOW GROVE BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies

        Description of Business

             Willow Grove Bancorp, Inc. (the “Company”) provides a full range of banking services through its wholly-owned subsidiary, Willow Grove Bank (the “Bank” or  “Willow Grove”) which has 14 branches in Dresher, Willow Grove, Maple Glen, Warminster (2), Hatboro, Huntington Valley, Roslyn, Philadelphia (3 — Somerton, Rhawnhurst and Bustleton), North Wales, Southampton and Holland, Pennsylvania.  All of the branches are full-service and offer commercial and retail banking products and services.  These products include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, business loans, real estate loans, and home equity loans.  The Company is subject to competition from other financial institutions and other companies that provide financial services.  The Company is subject to the regulations of certain federal banking agencies and undergoes periodic examinations by those regulatory authorities.

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

            In September 2000, Willow Grove Investment Corporation (“WGIC”) , a Delaware corporation was formed as a wholly owned subsidiary of the Bank to conduct the investment activities of the Bank. In May 2003, Willow Grove Insurance Agency, LLC (the “Agency”) , a Pennsylvania limited liability company was formed by the Bank to sell fixed rate annuity products on a retail basis for the Bank.

2.             Basis of Financial Statement Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”).  However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended June 30, 2004, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (File No. 000-49706).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

             The Company has prepared its accompanying consolidated financial statements in accordance with U.S. generally accepted  accounting principles  (“GAAP”) as applicable to the banking industry.  Certain amounts in prior years are reclassified for comparability to the current year’s presentation.  Such reclassifications, when applicable, have no effect on net income.  The consolidated financial statements include the balances of the

Company and its wholly owned subsidiary.  All material inter-company balances and transactions have been eliminated in consolidation.

              In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenue and expense for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses and income taxes.

3.             Earnings Per Share

                Earnings per share, basic and diluted, were  $0.20 and $0.19, respectively, for the three months ended September 30, 2004, compared to $0.17 and $0.16 for the three months ended September 30, 2003, respectively.

                The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the
	Three Months Ended
	September 30, 2004
(Dollars in thousands, except per share data)	Basic	Diluted

Net income	$1,804	1,804
Dividends on unvested common stock awards	(29)	(29)
Income available to common stockholders	$1,775	$1,775

Weighted average shares outstanding	8,992,143	8,992,143
Effect of dilutive securities:
Options	—	273,256
Unvested common stock awards	—	161,239
Adjusted weighted average shares used in earnings per share computation	8,992,143	9,426,638

Earnings per share	$0.20	$0.19

	For the
	Three Months Ended
	September 30, 2003
(Dollars in thousands, except per share data)	Basic	Diluted
Net income	$1,621	$1,621
Dividends on unvested common stock awards	(31)	(31)
Income available to common stockholders	$1,590	$1,590

Weighted average shares outstanding	9,456,088	9,456,088
Effect of dilutive securities:
Options	—	325,512
Unvested common stock awards	—	246,607
Adjusted weighted average shares used in earnings per share computation	9,456,088	10,028,207

Earnings per share	$0.17	$0.16

The Company has two stock-based option plans described more fully in Note 9 of the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.  The Company accounts for both plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  As a result, stock based employee compensation cost relating to the stock option plans is not reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock option plans.

	For the
	Three Months Ended
	September 30,
(Dollars in thousands, except per share data)	2004	2003
Income available to common stockholders	$1,775	$1,590
Deduct: Total stock-based compensation expense determined under fair value based method for stock options, net of related tax effects	(63)	(54)
Pro forma net income	$1,712	$1,536

Earnings per share:
Basic-as reported	$0.20	$0.17
Basic-pro forma	$0.19	$0.16

Diluted-as reported	$0.19	$0.16
Diluted-pro forma	$0.18	$0.15

4.                                      Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated:

	At		At
	September 30, 2004		June 30, 2004
		Percentage of		Percentage of
(Dollars in thousands)	Amount	Total	Amount	Total
Mortgage loans:
Single-family residential	$176,113	32.36%	$181,049	34.15%
Commercial real estate and multi-family residential	190,812	35.06	180,881	34.12
Construction	65,400	12.02	57,014	10.75
Home equity	94,834	17.42	91,848	17.32
Total mortgage loans	527,159	96.86	510,792	96.34
Consumer loans	1,644	0.30	1,678	0.32
Commercial business loans	15,476	2.84	17,686	3.34
Total loans receivable	$544,279	100.00%	$530,156	100.00%

Allowance for loan losses	(5,377)		(5,220)
Deferred net loan origination fees	(1,227)		(747)
Loans receivable, net	$537,675		$524,189

The following is a summary of the activity in the allowance for loan losses for the three months ended September 30, 2004 and 2003:

	For the Three Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Balance at the beginning of period	$5,220	$5,312
Plus: Provisions for loan losses	171	59
Less charge-offs for:
Mortgage loans	(4)	(57)
Consumer loans	(8)	—
Commercial business loans	(3)	(24)
Total charge-offs	(15)	(81)
Plus: Recoveries	1	15
Balance at the end of the period	$5,377	$5,305

5.                                      Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at September 30, 2004 and June 30, 2004 are as follows:

	September 30, 2004
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$19,660	$339	$(3)	$19,996
US government agency securities	17,000	11	(50)	16,961
Mortgage-backed securities
FNMA	15,202	242	(13)	15,431
FHLMC	19,401	5	—	19,406
CMOs	113,906	2,403	—	116,309
Total held to maturity	185,169	3,000	(66)	188,103

Available for sale:
US government agency securities	51,054	22	(454)	50,622
Mortgage-backed securities
FNMA	68,337	477	(440)	68,374
FHLMC	58,046	128	(885)	57,289
GNMA	—	—	—	—
FHLB stock	14,768	—	—	14,768
Equity securities	9,188	17	(130)	9,075
Total available for sale	201,393	644	(1,909)	200,128

Total securities	$386,562	$3,644	$(1,975)	$388,231

	June 30, 2004
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$18,132	$51	$—	$18,183
US government agency securities	16,000	—	(283)	15,717
Mortgage-backed securities
FNMA	15,363	137	—	15,500
CMOs	49,018	—	(17)	49,001
Total held to maturity	98,513	188	(300)	98,401

Available for sale:
US government agency securities	75,031	—	(1,572)	73,459
Mortgage-backed securities
FNMA	80,705	—	(1,043)	79,662
FHLMC	58,565	—	(1,241)	57,324
GNMA	2,486	—	(6)	2,480
FHLB stock	12,203	—	—	12,203
Equity securities	9,188	16	(125)	9,079
Total available for sale	238,178	16	(3,987)	234,207

Total securities	$336,691	$204	$(4,287)	$332,608

6.                                      Recent Accounting Pronouncements

Consolidation of Variable Interest Entities- an interpretation of ARB No. 51 (“FASB Interpretation No. 46R”)

 In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46 Revised (“FIN 46R”), issued in December 2003, replaces FIN 46.  FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ended December 15, 2003.  For any variable interest entities that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the variable interest entities initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of any accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entities.  The provisions of the Statement had no impact on the Company’s earnings, financial condition, or stockholders’ equity.

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

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (“EITF 03-1”)

In December 2003, the Emerging Issues Task Force issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The EITF addresses disclosure requirements regarding information about temporarily impaired investments.  The requirements are effective for fiscal years ending after December 15, 2003 for all entities that have debt or marketable equity securities with market values below carrying values.  The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The disclosure requirements apply only to annual financial statements and have been made in the Company’s annual financial statements.

On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1.  The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads.  In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than—temporary impairment charge through earnings.  The financial statement disclosure provisions of EITF 03-1 were not affected by the September 30, 2004 delay.  The FASB will be issuing implementation guidance to this topic.  Once issued, the Company will evaluate the impact of adopting EITF 03-1.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer(Statement of Position 03-3)

In December 2003, the AICPA’s Accounting Standards Executive Committee (AcSEC) issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”.  SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged.  A certain transition provision applies for certain aspects of loans currently within the Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans.  SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality.  It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations.  SOP 03-3 does not apply to loans originated by the entity.  Management is in the process of evaluating the potential impact of the proposed statement.

Share-Based Payment- An Amendment of Statements No. 123 and 95

In March 2004, the FASB issued an exposure draft, “Share Based Payment- An Amendment of Statements No. 123 and 95” that addresses the accounting for equity-based compensation arrangements, including employee stock options.  Upon implementation of the changes proposed in this statement, entities would no longer be able to account for equity-based compensation using intrinsic value method under Opinion No. 25.  Entities would be required to measure the cost of employee services received in exchange for awards of equity instruments at the grant date of the award using a fair value based method.  The comment period for this proposed statement ended on June 30, 2004.  In October 2004, FASB announced that for public entities, this proposed statement would apply prospectively for reporting periods beginning after June 15, 2005 as if all equity-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using fair value based method of accounting.  Management is in the process of evaluating the potential impact of the proposed statement.

7.                                      Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income.  For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

	Three Months Ended
	September 30,
(Dollars in thousands)	2004	2003
Net income	$1,804	$1,621

Unrealized gains (losses) on securities available for sale, net of tax:
Unrealized holding gain (loss) during the period	1,666	(2,084)
Reclassification adjustment for gains included in net income	12	415
Total other comprehensive income (loss)	1,678	(1,669)
Comprehensive income (loss)	$3,482	$(48)

8.                                      Dividends

On July 28, 2004, the Company declared a cash dividend on its common stock of $0.11 per share, payable on August 20, 2004 to owners of record on August 6, 2004.  Additionally, on October 26, 2004, the Company’s Board of Directors declared an $0.11 per share cash dividend payable November 22, 2004 to shareholders of record on November 8, 2004.

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

              On May 12, 2003, the Company entered into a sales and servicing master agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”).  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $480,000.   The Company has sold $12.2 million in loans under this agreement and has a maximum credit risk exposure of $296,000.

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

                Results of Operations

                General.   Net income for the three-month period ended September 30, 2004 was $1.8 million.  This compares to net income of $1.6 million for the comparable quarter in the prior year.  The Company’s net interest margin on a tax-affected basis increased 21 basis points to 3.29% for the three months ended September 30, 2004 from 3.08% for the three months ended September 30, 2003.  The return on average assets for the three-month periods ended September 30, 2004 and 2003 were 0.77% and 0.78%, respectively.  The return on average equity for the same periods were 6.74% and 5.74%, respectively.

                Net Interest Income.  Net interest income is determined by our average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities) and also the average amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

                Net interest income for the three-month period ended September 30, 2004 was $7.4 million.  This compares to $6.1 million for the respective prior year three-month period, an increase of  $1.3 million or 20.5%. Net interest income increased primarily as a result of increased average loan portfolio balances combined with an increase in net interest rate spread.  Net interest rate spread increased as a result of the combination of the average rate of interest-bearing liabilities decreasing 25 basis points and the average rate of interest-earning assets increasing six basis points.  For the three-month period ended September 30, 2004 the Company’s interest rate spread increased 31 basis points to 2.90% compared to 2.59% for the respective three-month period ending September 30, 2003.

                Average interest-earning assets increased $99.8 million, or 12.4%, for the three-month period ended September 30, 2004 compared to the respective prior year period.  Average interest-bearing liabilities for the three-month period ended September 30, 2004 increased $100.2 million, or 15.6%, over the comparable prior year periods.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 121.82% for the three-month period ended September 30, 2004 compared to an average 125.29% for the three-month period ended September 30, 2003.  The Company continues to aggressively market its core deposit products and also increased its utilization of FHLB advances.   The Company’s net interest margin increased to 3.29% for three months ended September 30, 2004, a increase of 21 basis points compared to 3.08% for the three months ended September 30, 2003.  The increase in net interest margin for the three month period ended September 30, 2004 was primarily a result of an increase in net interest income, which more than offset the decline in the ratio of average interest-earning assets to average interest-bearing liabilities.

                The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month periods ended September 30, 2004 and 2003.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 31.0% effective rate has been used for both the three-month periods ended September 30, 2004 and 2003.  The adjustment of tax exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons.  A GAAP reconciliation also is included below.

	For the Three Months Ended
	September 30, 2004			September 30, 2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans receivable:
Mortgage loans	$525,569	$7,876	5.96%	$395,652	$6,815	6.86%
Consumer loans	1,876	31	6.56	2,403	43	7.12
Commercial business loans	16,295	232	5.65	20,053	295	5.85
Total loans	543,740	8,139	5.95	418,108	7,153	6.82
Securities - taxable	319,304	3,103	3.86	306,784	2,615	3.39
Securities - nontaxable - adjusted to a taxable equivalent yield	18,890	309	6.49	17,380	284	6.50
Other interest-earning assets	20,225	55	1.08	60,100	126	0.83
Total interest-earning assets	902,159	11,606	5.11	802,372	10,178	5.05
Non-interest-earning assets	24,168			23,125
Total assets	$926,327			$825,497

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$156,869	$485	1.23%	$132,201	$303	0.91%
Savings accounts	89,807	107	0.47	88,559	179	0.80
Certificates of deposit	270,656	1,585	2.32	293,397	2,208	2.99
Total deposits	517,332	2,177	1.67	514,157	2,690	2.08
Total borrowings	221,043	1,942	3.49	124,237	1,268	4.06
Total escrows	2,213	1	0.18	2,031	2	0.39
Total interest-bearing liabilities	740,588	4,120	2.21	640,425	3,960	2.46
Non-interest-bearing liabilities	79,515			72,653
Total liabilities	820,103			713,078
Total stockholders’ equity	106,224			112,419
Total liabilities and stockholders’ equity	$926,327			$825,497

Net interest-earning assets	$161,571			$161,947
Net interest income		$7,486			$6,218
Net interest rate spread			2.90%			2.59%
Net interest margin			3.29%			3.08%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.82%			125.29%

Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	For the Three Months Ended September 30,
	2004		2003
(Dollars in thousands)	Interest	Average Yield/Cost	Interest	Average Yield/Cost
Securities - nontaxable	$214	4.49%	$202	4.62%
Tax equivalent adjustments	95		82
Securities - nontaxable to a taxable equivalent yield	$309	6.49%	$284	6.50%

Net interest income	$7,391		$6,136
Tax equivalent adjustment	95		82
Net interest income, tax equivalent	$7,486		$6,218
Net interest rate spread, no tax adjustment		2.86%		2.55%
Net interest margin, no tax adjustment		3.25%		3.04%

              Interest Income.  Interest income on loans increased $986,000, or 13.8%, for the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003. The overall increase in average loan balances partially offset by the decrease in average yields earned on loans for the three-month period ended September 30, 2004 were the primary reasons for the increase in interest income compared to the similar prior year period.  The average balance of the Company’s loans increased $125.6 million for the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003.   For the three-month period ended September 30, 2004, increases in the average balance of mortgage loans were slightly offset by decreases in the average balance of consumer and commercial  business loans over the prior year three-month period.  The Company’s average yield earned on loans declined by 87 basis points in the three-month period ended September 30, 2004 compared to the respective three-months ended September 30, 2003.  Interest income on securities increased $429,000 or 14.6%, (adjusting the average yield on our tax-exempt securities to 6.49% on a tax equivalent basis) for the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003.  Increases in the average yields earned on taxable securities combined with increases in the average balances of securities resulted in increased interest income on securities for the three-month period ended September 30, 2004 compared to the three-month period ended September 30, 2003.

                Interest Expense.  Interest expense on deposit accounts decreased $513,000, or 19.1%, for the three-month  period ended September 30, 2004 compared to the similar prior year period.  The decrease in the average rate paid on deposits was offset slightly by the increase in average deposit balances.  The average rate paid on deposits fell to 1.67% for the three-months ended September 30, 2004 compared to 2.08% for the three-months ended September 30, 2003.  The decrease in average rates paid on deposit accounts combined with a decrease in the average balance of higher cost certificates of deposit was primarily responsible for the overall decrease in interest expense.  Interest expense on borrowings increased $674,000, or 53.2% for the three-month period ended September 30, 2004 compared to the similar prior year period.  The increase was primarily a result of the increase in the average balance of borrowings partially offset by the decrease in the average rates of borrowings.

                Provision for Loan Losses.  The Company’s provision for loan losses increased $112,000, or 189.8% to $171,000 for the three months ended September 30, 2004 compared to $59,000 for the corresponding prior fiscal period. The increase in the provision for loan losses in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 was primarily related to our efforts to maintain our total allowance for loan losses at a level deemed adequate to absorb known and inherent losses that are both probable and can be reasonably estimated. The Company’s allowance for loan losses as a percentage of its loan portfolio decreased to 0.99% at September 30, 2004 compared to 1.25% at September 30, 2003.  The decrease as a percentage of the loan portfolio primarily reflects our lower level of classified assets and overall improvement in loan delinquency levels less than 90 days over the prior year period.  At September 30, 2004 our ratio of non-performing loans to total loans was 0.59% compared to 0.97% at September 30, 2003.  The Company’s allowance for loan losses increased to $5.4 million at September 30, 2004 compared to $5.2 million at June 30, 2004.  Provisions for loan losses are based primarily upon the Company’s regular review of the credit quality of its loan portfolio, the net charge-offs during the period and other factors.  We believe, to the best of our knowledge, that the allowance for loan losses was adequate at September 30, 2004 and represents at such date all known and inherent losses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

                Non-Interest Income.  Non-interest income decreased $560,000, or 42.2% to $767,000 for the three-month period ended September 30, 2004 compared to $1.3 million for the similar prior year period.  For the three months ended September 30, 2004 the decrease was primarily a result of a decline in realized gains on the sale of securities available for sale and loans held for sale of $403,000 and $193,000, respectively, partially offset by increased loan servicing income of $160,000 related to originated mortgage servicing rights. During the three-months ended September 30, 2003, gains on sales of available for sale securities were obtained by taking advantage of certain market opportunities which led to our decision to sell some securities out of the available for sale portfolio in order to generate additional cash which was made available for redeployment into new loan originations and/or securities during fiscal 2004.  During the three-months ended September 30, 2004 service charges and fees decreased $109,000, or 17.6%, primarily as a result of a reduction in loan prepayment penalty fees, a decrease in insurance company income and debit card fees, partially offset by an increase in overdraft protection plan income.

             Non-Interest Expense.  Non-interest expense increased $295,000, or 5.8% to $5.4 million for the three-month period ended September 30, 2004 compared to $5.1 million for the similar prior year period.  This increase was primarily a result of increases in other expense and marketing expense.  The increase in other expense was due to, among other things, a write down of $75,000 and maintenance costs on one previously identified commercial real estate REO property, costs associated with additional human resource outsourcing costs, an external Information Technology audit, and expenses related to our new on-line bill pay product.  The increase in marketing expense was primarily the result of increased utilization of the local radio and television market.  The decrease in compensation and employee benefits of $83,000 or 2.6%,was primarily related to a decrease in qualified benefit costs, offset by general compensation and health benefit increases.

                Income Tax Expense.  The provision for income taxes for the three-month period ended September 30, 2004 was $833,000.  This compares to a provision of $728,000 for the similar prior year three-month period.   The effective tax rate for the three-month period ended September 30, 2004 was 31.6% compared to 31.0% for the three-month period ended September 30, 2003 The increase in the effective tax rate for the three-month period ended September 30, 2004 is primarily due to an increase in the pre-tax income combined with a decrease in tax-exempt security income as a portion of total security income.

Changes in Financial Condition

                General.  Total assets of the Company increased by $54.0 million, or 5.9%, to $975.6 million at September 30, 2004 compared to $921.6 million at June 30, 2004.  The increase in assets primarily resulted from an increase in securities held to maturity of $86.7 million, which were partially offset by a decrease in securities available for sale of $34.1 million, combined with an increase in net loans of $13.5 million   Securities available for sale and held to maturity increased a combined $52.6 million, or 15.8% at September 30, 2004 compared to June 30, 2004. Net loans increased $13.5 million, or 2.6% from $524.2 million at June 30, 2004 to $537.7 million at September 30, 2004. Total liabilities amounted to $871.2 million at September 30, 2004, an increase of $53.3 million, or 6.5% from June 30, 2004.  Deposits decreased $10.3 million, or 1.7% to $592.8 million. Certificates of deposit decreased $10.1 million, or 3.6%, core deposits decreased $224,000, less than one percent, while borrowings increased $64.0 million, or 31.0% from June 30, 2004.  Total stockholders’ equity increased $658,000 to $104.4 million at September 30, 2004.  The change in stockholders’ equity was primarily the result of net income of $1.8 million and a $1.7 million increase in accumulated other comprehensive income which was partially offset by the repurchase of 135,265 shares of Company common stock in the open market during the quarter at an aggregate cost of $2.2 million, or an average of $16.59 per share.

Cash and Cash Equivalents.  Cash and cash equivalents amounted to $28.2 million and $39.4 million at September 30, 2004 and June 30, 2004, respectively.  Cash and cash equivalents decreased during the period as funds were utilized to purchase additional securities, fund loan originations and repurchase Company common stock.

Assets Available or Held for Sale.  At September 30, 2004, securities classified as available for sale and loans classified as held for sale amounted to $200.1 million and $1.6 million, respectively.  This compares to $234.2 million in available for sale securities and $1.1 million in held for sale loans at June 30, 2004.  The decrease of $34.1 million, or 14.6%, in available for sale securities was related to returning cash flows, low balance mortgage-backed securities sales of $9.9 million and a decision to classify new security purchases as held to maturity.  At September 30, 2004, the Company had unrealized losses on available for sale securities of $785,000, net of realized gains, compared to unrealized losses on available for sale securities of $2.5 million at June 30, 2004.  The decrease in unrealized losses was a result from the general increase in overall market rates of interest.

Loans.  The net loan portfolio of the Company increased $13.5 million, or 2.6% from $524.2 million at June 30, 2004 to $537.7 million at September 30, 2004.  The increase in the Company’s net loan portfolio was a result of the combination of increases in the commercial and multi-family real estate loan and construction loan portfolios aggregating $18.3 million.  During the three-months ended September 30, 2004, the Bank purchased a wholesale loan pool of $10.0 million in newly originated, adjustable rate, single-family residential mortgage loans, at a $372,000 discount, which is being accreted into income over the estimated lives of 4.1 years of the loans.   The average outstanding balance of the loans was $383,000 and the loans were located  primarily in Virginia, Maryland and Washington D.C.  Additionally during the quarter, the Bank sold a bulk loan package of $14.7 million of  30-year fixed rate single-family residential mortgages with the Bank retaining the servicing of the loans.  These loans were sold as part of an overall interest rate risk management strategy.  The capitalized servicing rights attributable to the sale of the loans was $147,000.

Commercial real estate and multi-family residential loans increased $9.9 million, or 5.5%, construction loans increased $8.4 million, or 14.7%, and home equity loans increased $3.0 million, or 3.3% at September 30, 2004 compared to June 30, 2004.  Partially offsetting these increases were declines of $4.9 million, or 2.7%, in single-family residential loans, $2.2 million, or 12.5% in commercial business loans, and $34,000, or 2.0% in consumer loans at September 30, 2004.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	At September 30, 2004	At June 30, 2004
Accruing loans past due 90 days or more:
Single-family residential	$385	$—
Commercial business loans	—	—
Total	385	—
Non-accrual loans:
Mortgage loans
Single-family residential	465	568
Commercial real estate and multi-family residential	—	48
Construction	—	—
Home Equity	36	39
Consumer loans	5	16
Commercial business loans	850	698
Total	1,356	1,369

Performing troubled debt restructurings	1,436	1,404
Total non-performing loans	3,177	2,773
Other real estate owned, net	322	403
Total non-performing assets	$3,499	$3,176
Non-performing loans to total loans, net of deferred fees	0.59%	0.52%
Non-performing assets to total assets	0.36%	0.34%

Total non-performing assets increased $320,000, or 10.1%, to $3.5 million at September 30, 2004 compared to $3.2 million June 30, 2004.  The increase was primarily related to an increase in accruing real estate loans past due at 90 days, all of which have loan to original appraised values of less than 72%, and non-performing commercial business loans, partially offset by an decrease in non-performing single-family residential loans.

Intangible Assets. The amount of our intangible assets totaled $924,000 at September 30, 2004 compared to $938,000 at June 30, 2004.  Our intangible assets include a core deposit intangible and goodwill, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition, which occurred in 1994.  The core deposit intangible is being amortized over a 12-year life.  At September 30, 2004 the Company had goodwill of $848,000, which is periodically measured for impairment.

Deposits.  The Company’s total deposits decreased by $10.3 million, or 1.7% to $592.8 million at September 30, 2004 compared to $603.1 million at June 30, 2004.  At September 30, 2004, checking and money market accounts increased $4.3 million, or 1.9% to $236.1 million compared to $231.7 million at June 30, 2004, and savings accounts decreased $4.6 million, or 5.0% to $87.3 million compared to $91.9 million at June 30, 2004.  At September 30, 2004, certificates of deposit, which comprise the largest component of our deposit portfolio, amounted to $269.5 million or 45.5% of our deposit portfolio, a decrease of $10.1 million from $279.5 million or 46.4% of total deposits at June 30, 2004.  The decline in the overall deposits during the quarter was related to increased local competition for deposits. In the case of certificates of deposit the Company chose not to match various programs that paid rates that were significantly higher than alternative wholesale deposits. One such program is the recently introduced FHLB public deposit access program of which the Company acquired two $5 million pieces, with terms of six months and nine months, each at a combined rate of 2.3% or the utilization of   FHLB advances.

Federal Home Loan Bank Advances. We use advances from the FHLB of Pittsburgh as an additional source of funds to meet our loan demand, as leverage to fund certain revenue enhancing investment strategies and for other asset/liability management purposes.  At September 30, 2004, the total amount of these borrowings outstanding was $270.2 million, which is a $64.0 million or 31.0% increase from the $206.2 million outstanding at June 30, 2004.  The increase in FHLB advances is directly attributable to funding asset growth during the quarter and as a short term liability strategy against paying excess market rates associated with maturing certificates of deposit.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $104.4 million, or 10.7% of assets at September 30, 2004 compared to $103.8 million or 11.3% of total assets at June 30, 2004, an increase of $658,000, or 1.0%.  Changes in stockholders’ equity reflect net income of $1.8 million, as well as an increase of $1.7 million in accumulated other comprehensive income, primarily as a result of the general decreases in overall interest rates on the unrealized change in fair value of securities available for sale, offset by the repurchase of 135,265 shares of Company stock at a cost of $2.2 million, at an average share price of $16.59, during the three months ended September 30, 2004.  During the quarter we completed our current 5% stock repurchase program which resulted in our acquisition of a total of 511,565 shares of Company stock at an aggregate cost of $8.3 million, or an average of $16.29 per share. The Company paid a cash dividend of $0.11, per share for the quarter ended September 30, 2004. These regular dividends totaled $1.0 million during the three-months ended September 30, 2004.

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

                Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  At September 30, 2004, the total approved investment and loan origination commitments outstanding amounted to $84.1 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2004 totaled $213.7 million.  Based on historical experience, management believes, over the longer term, that a significant portion of maturing certificates of deposit will remain with the Company, although the trend during the quarter ended September 30, 2004, was toward checking and money market accounts.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $543.4 million as of September 30, 2004, based on qualifying collateral.   The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

              The Company’s contractual obligations as of September 30, 2004 are as follows:

	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)
Federal Home Loan Debt	$270,182	$107,227	$41,491	$17,547	$103,917
Operating Leases	3,193	708	1,309	882	294
Severance Agreements	19	19	—	—	—

Total Obligations	$273,394	$107,954	$42,800	$18,429	$104,211

Capital

                At September 30, 2004, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

					Required to Be Well
					Capitalized under
			Required for Capital		Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2004
Tangible capital (to tangible assets)	$90,433	9.3%	$14,650	1.5%	$19,533	2.0%
Core capital (to adjusted tangible assets)	90,433	9.3%	39,061	4.0%	48,827	5.0%
Tier I capital (to risk-weighted assets)	90,433	16.6%	N/A	N/A	32,729	6.0%
Risk-based capital (to risk-weighted assets)	95,810	17.6%	43,639	8.0%	54,549	10.0%

As of June 30, 2004
Tangible capital (to tangible assets)	$88,018	9.5%	$13,826	1.5%	$18,434	2.0%
Core capital (to adjusted tangible assets)	88,018	9.5%	36,929	4.0%	46,162	5.0%
Tier I capital (to risk-weighted assets)	88,018	16.7%	N/A	N/A	31,570	6.0%
Risk-based capital (to risk-weighted assets)	93,238	17.7%	42,093	8.0%	52,616	10.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                For the discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Quantitative and Qualitative

Disclosure About Market Risk” in the Company’s Form 10-K for the year ended June 30, 2004.  Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity.  Management monitors interest rate risk and takes actions which it deems appropriate to maintain the short-term risk at levels considered acceptable while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets.  Based on, among other factors, such reviews, management believes that there have been no material changes in the market risk of the Company’s asset and liability position since June 30, 2004.

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

Part II.  OTHER INFORMATION

Item l.     Legal Proceedings

          Related suits have been brought against the Bank in the United States District Court for the Eastern District of Pennsylvania arising out of loans the Bank made to ATS Products Corporation (“ATS”), ATS Products Corporation v. Willow Grove Bank, Brenda DiCicco v. Willow Grove Bank, and 1750 Woodhaven Drive, L.P. v. Willow Grove Bank.  One case was filed by ATS’s bankruptcy trustee; the other was filed by Brenda DiCicco (“DiCicco”), ATS’s sole shareholder, and 1750 Woodhaven Drive, L.P. (“Woodhaven”), a DiCicco-owned entity that was ATS’s landlord.  DiCicco and Woodhaven included three current and/or former employees of the Bank as defendants in their law-suits.

In the cases, which have been consolidated, the principal allegation is that the Bank breached an agreement to provide financing to ATS, which resulted in the destruction of ATS’s business.  ATS, DiCicco, and Woodhaven all assert claims for breach of contract, fraud, negligent misrepresentation and breach of fiduciary duty.  DiCicco and Woodhaven also assert claims for negligence and a declaration that they owe nothing to the Bank under their guaranties of ATS’s debt.  DiCicco asserts claims for conversion and unjust enrichment.  The plaintiffs seek a multi-million dollar recovery for damages and costs while the Bank has filed a multi-million dollar counter claim.

The Bank has filed answers, affirmative defenses, and counterclaims.  The Bank and ATS have filed cross-motions for summary judgment, which are pending.  The Bank also filed a motion for summary judgment against DiCicco and Woodhaven.  The Court recently granted that motion in part and denied it in part, ruling that the contract claims would proceed but that the tort claims (which would include all claims against the three current and/or former Bank employees) would not.  Both sides have moved for reconsideration, which is expected to clarify exactly which claims are proceeding to trial.  Also pending is the Bank’s pending motion to strike ATS’s jury trial demand.  The Court has set a trial date for March 1, 2005.

The Bank is vigorously defending the claims made by the plaintiffs and believes that the claims are without merit.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchasing activity of the stock repurchase program during the first quarter of fiscal 2005:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Month #1 July 1, 2004-July 31, 2004	—	—	—	631,074
Month #2 August 1, 2004-August 31, 2004	101,300	$16.45	101,300	529,774
Month #3 September 1, 2004-September 30, 2004	33,965	$17.02	33,965	495,809
Total	135,265	$16.59	135,265	495,809

Notes to this table:

(a)          On October 28, 2003 the Board of Directors of the Company authorized a new stock repurchase     program (the “2003 program”) effective immediately.  This program was publicly announced in a press release issued October 29, 2003.

(b)         The Company was authorized to repurchase 5% or 511,565 of the outstanding shares under the 2003 program.

(c)          The 2003 program has an expiration date of October 27, 2004.

(d)         No stock repurchase programs expired during the first quarter of fiscal 2005.

(e)          The 2003 program was completed on September 16, 2004 at an average share price of $16.29.

(f)            All shares were purchased through the 2003 program and were accomplished in the open-market with-in the safe harbor rule.

(g)         On July 27, 2004 the Board of Directors of the Company authorized a new stock repurchase program (the “2004 program”) effective upon completion of the prior 5% buyback program.  This is the only program currently in effect.  This 2004 program was publicly announced in a press release issued October 27, 2004.  The program has an expiration date of July 27, 2005.

Item 3.            Defaults Upon Senior Securities

                        Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.           Other Information

a.               Not applicable.

b.              Not applicable.

Item 6.    Exhibits

(a)           List of Exhibits (filed herewith unless otherwise noted)

Exhibit No.	Description
3.1	Articles of Incorporation of Willow Grove Bancorp, Inc. (1)
3.2	Bylaws of Willow Grove Bancorp, Inc. (1)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc. (1)
10.1	Employment Agreement between Willow Grove Bancorp, Inc. and Frederick A. Marcell Jr. (8)
10.2	Employment Agreement between Willow Grove Bank and Frederick A. Marcell Jr. (8)
10.3	Form of Employment Agreement entered into between Willow Grove Bank and each of Joseph M. Matisoff, Christopher E. Bell, John T. Powers, Jerome P. Arrison and Ammon J. Baus (8)
10.4	Supplemental Executive Retirement Agreement (2)
10.5	Non-Employee Director’s Retirement Plan (3)
10.6	1999 Stock Option Plan (4)
10.7	1999 Recognition and Retention Plan and Trust Agreement (4)
10.8	Amended Directors and Officers Incentive Compensation Plan (5)
10.9	2002 Stock Option Plan (6)
10.10	2002 Recognition and Retention Plan and Trust Agreement (6)
10.11	Deferred Compensation Plan (7)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.0	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

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

(8)                                  Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 14, 2004 (SEC File No. 000-49706).

                                                                        SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOW GROVE BANCORP, INC.

Date: November 9, 2004	By:	/s/ Frederick A. Marcell Jr.
Frederick A. Marcell Jr.
President and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Christopher E. Bell
Christopher E. Bell
Chief Financial Officer