Form 10-Q
period 2004-12-31
WILLOW GROVE BANCORP INC/NEW
filed 2005-02-09
CIK 1163428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

The Registrant had 9,790,314 shares of common stock issued and outstanding as of January 31, 2005.

WILLOW GROVE BANCORP, INC.

Willow Grove Bancorp, Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	At December 31, 2004	At June 30, 2004
Assets
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$4,616	$14,681
Interest-earning deposits	20,971	24,764
Total cash and cash equivalents	25,587	39,445
Securities:
Available for sale (amortized cost of $196,706 and $238,178, respectively)	195,581	234,207
Held to maturity (fair value of $186,595 and $98,401, respectively)	185,212	98,513
Loans (net of allowance for loan losses of $5,700 and $5,220, respectively)	561,167	524,189
Loans held for sale	1,540	1,136
Accrued income receivable	3,997	3,565
Property and equipment, net	5,842	5,975
Intangible assets	910	938
Other assets	13,284	13,624
Total assets	$993,120	$921,592

Liabilities and Stockholders' Equity
Deposits	$615,639	$603,115
Federal Home Loan Bank advances	263,240	206,168
Advance payments from borrowers for taxes	2,289	2,863
Accrued interest payable	1,019	986
Other liabilities	4,979	4,684
Total liabilities	887,166	817,816
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,432,448 and 11,426,064 issued at December 31, 2004 and June 30, 2004, respectively)	114	114
Additional paid-in capital	85,246	84,915
Retained earnings-substantially restricted	55,319	53,516
Accumulated other comprehensive loss	(698)	(2,463)
Obligation of deferred compensation plan	1,076	525
Treasury stock at cost, 1,710,316 and 1,541,262 at December 31, 2004 and June 30, 2004, respectively	(27,762)	(24,926)
Unallocated Employee Stock Ownership Plan (ESOP)	(5,266)	(5,497)
Unvested Recognition and Retention Plan Trust (RRP)	(2,075)	(2,408)
Total stockholders' equity	105,954	103,776
Total liabilities and stockholders' equity	$993,120	$921,592

See accompanying Notes to the Unaudited Consolidated Financial Statements

 Willow Grove Bancorp, Inc.

 Consolidated Statements of Operations

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Interest and dividend income:
Loans	$8,475	$7,252	$16,615	$14,405
Securities, primarily taxable	4,042	2,945	7,413	5,888
Total interest income	12,517	10,197	24,028	20,293
Interest expense:
Deposits	2,493	2,376	4,670	5,065
Borrowings	2,152	1,380	4,095	2,651
Total interest expense	4,645	3,756	8,765	7,716
Net interest income	7,872	6,441	15,263	12,577
Provision for loan losses	360	101	531	160
Net interest income after provision for loan losses	7,512	6,340	14,732	12,417

Non-interest income:
Service charges and fees	566	568	1,076	1,188
Realized gain on sale of:
Loans held for sale	204	111	250	350
Securities available for sale	-	95	12	510
Increase in cash surrender value of life insurance	49	65	98	129
Loan servicing income (loss), net	46	(11)	196	(22)
Total non-interest income	865	828	1,632	2,155

Non-interest expense:
Compensation and employee benefits	3,240	3,116	6,383	6,342
Occupancy	401	364	791	730
Furniture and equipment	251	250	502	510
Federal insurance premium	22	22	42	44
Amortization of intangible assets	14	21	28	42
Data processing	228	191	462	383
Marketing	257	259	471	355
Deposit account services	217	227	456	451
Professional fees	312	187	493	425
Other expense	481	430	1,145	840
Total non-interest expense	5,423	5,067	10,773	10,122

Income before income taxes	2,954	2,101	5,591	4,450
Income tax expense	948	626	1,781	1,354
Net Income	$2,006	$1,475	$3,810	$3,096

Earnings per share:
Basic	$0.22	$0.16	$0.42	$0.33
Diluted	$0.21	$0.15	$0.40	$0.31
Cash dividends declared per share	$0.11	$0.09	$0.22	$0.18
Weighted average basic shares outstanding	8,948,035	9,246,907	8,933,213	9,228,553
Weighted average diluted shares outstanding	9,396,102	9,791,502	9,375,546	9,779,159

 See accompanying Notes to the Unaudited Consolidated Financial Statements

 Willow Grove Bancorp, Inc.

 Consolidated Statements of Cash Flows

	For the Six Months Ended December 31,
(Dollars in thousands)	2004	2003
Net cash flows from operating activities:
Net income	$3,810	$3,096
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	507	489
Amortization of premium and accretion of discount, net	341	813
Amortization of intangible assets	28	42
Provision for loan losses	531	160
Gain on sale of loans held for sale	(250)	(350)
Gain on sale of securities available for sale	(12)	(510)
Change in deferred loan fees	351	(35)
Change in accrued income receivable	(432)	(50)
Change in other assets	(768)	(1,743)
Change in accrued interest payable	33	(115)
Change in other liabilities	295	(945)
Expense of ESOP and RRP	858	738
Originations and purchases of loans held for sale	(31,352)	(32,587)
Proceeds from sale of loans held for sale	31,198	34,445
Net cash provided by operating activities	$5,138	$3,448
Cash flows from investing activities:
Net increase in loans	(37,860)	(37,438)
Purchase of securities available for sale	(12,712)	(116,600)
Purchase of securities held to maturity	(110,858)	(8,000)
Proceeds from sales, calls and maturities of securities available for sale	34,280	51,349
Proceeds from calls and maturities of securities held to maturity	4,390	-
Principal repayments of securities available for sale	19,581	56,390
Principal repayments of securities held to maturity	19,763	-
Proceeds from sale of other real estate owned	64	-
Purchase of property and equipment	(374)	(290)
Net cash used in investing activities	$(83,726)	$(54,589)
Cash flows from financing activities:
Net increase (decrease) in deposits	12,524	(24,285)
Borrowing of FHLB advances with original maturity less than 90 days	65,500	(5,000)
Borrowing of FHLB advances with original maturity greater than 90 days	15,000	46,917
Repayment of FHLB advances with original maturity greater than 90 days	(23,428)	(17,000)
Net decrease in advance payments from borrowers for taxes	(574)	(723)
Dividends paid	(2,007)	(1,744)
Purchase of stock for treasury	(2,285)	(7,958)
Net cash provided by (used in) financing activities	$64,730	$(9,793)
Net decrease in cash and cash equivalents	$(13,858)	$(60,934)
Cash and cash equivalents:
Beginning of period	39,445	98,040
End of period	$25,587	$37,106
Supplemental disclosures of cash and cash flow information:
Interest paid	8,732	7,831
Income taxes paid	2,030	2,718
Non-cash items:
Change in unrealized gain on securities available for sale	1,765	(1,540)
(net of taxes of ($670) and ($946) in 2004 and 2003, respectively)

 See accompanying Notes to the Unaudited Consolidated Financial Statements

WILLOW GROVE BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies

Description of Business

                                                Willow Grove Bancorp, Inc. (the “Company”) is a Pennsylvania corporation and parent holding company for Willow Grove Bank, a federally chartered savings bank (the “Bank” or “Willow Grove”). The Bank has 14 branches in Dresher, Willow Grove, Maple Glen, Warminster (2), Hatboro, Huntington Valley, Roslyn, Philadelphia (3 — Somerton, Rhawnhurst and Bustleton), North Wales, Southampton and Holland, Pennsylvania.  All of the branches are full-service and offer commercial and retail banking products and services.  These products include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, business loans, real estate loans, and home equity loans.  The Company is subject to competition from other financial institutions and other companies that provide financial services.  The Company is subject to the regulations of certain federal banking agencies and undergoes periodic examinations by those regulatory authorities.  On April 3, 2002 Willow Grove Bank completed its “second-step” reorganization from the two-tier mutual holding company form of organization to the stock form of organization (the “April 2002 Reorganization”).

                                                In September 2000, Willow Grove Investment Corporation (“WGIC”), a Delaware corporation, was formed as a wholly owned subsidiary of the Bank to conduct certain investment activities of the Bank. In May 2003, Willow Grove Insurance Agency, LLC (the “Agency”), a Pennsylvania limited liability company, was formed by the Bank to sell fixed rate annuity products on a retail basis for the Bank.

                                                As previously disclosed in the Company’s Current Report on Form 8-K, dated as of January 20, 2005, as amended, the Company and Chester Valley Bancorp, Inc. (“Chester Valley”) announced that they had entered into an Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), which sets forth the terms and conditions pursuant to which Chester Valley will be merged with and into Willow Grove (the “Merger”).  The Merger Agreement provides, among other things, that as a result of the Merger each outstanding share of common stock of Chester Valley, par value $1.00 per share (“Chester Valley Common Stock”), (subject to certain exceptions) will be converted into the right to receive either $27.90 in cash or 1.4823 shares of common stock of Willow Grove, par value $0.01 per share (“Willow Grove Common Stock”), plus cash in lieu of any fractional share interest, subject to the election and allocation procedures set forth in the Agreement which are intended to ensure that approximately 64.8% of the outstanding shares of Chester Valley Common Stock will be converted into the right to receive Willow Grove Common Stock and 35.2% of the outstanding shares of Chester Valley Common Stock will be converted into the right to receive cash.  Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, (i) the approval of the Agreement by the shareholders of both Willow Grove and Chester Valley and (ii) the receipt of requisite regulatory approvals of the Merger and the proposed merger of Chester Valley’s banking subsidiary, First Financial Bank (“First Financial”), with and into Willow Grove Bank following consummation of the Merger.  The Merger is expected to be consummated in the third calendar quarter of 2005.

2.                                      Basis of Financial Statement Presentation

                                                The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”).  However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended June 30, 2004, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 (File No. 000-49706).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

                                                The Company has prepared its accompanying consolidated financial statements in accordance with GAAPs applicable to the banking industry.  Certain amounts in prior years are reclassified for comparability to the current year’s presentation.  Such reclassifications, when applicable, have no effect on net income.  The consolidated financial statements include the balances of the Company and its wholly owned subsidiary.  All material inter-company balances and transactions have been eliminated in consolidation.

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

3.                                      Earnings Per Share

                                                Earnings per share, basic and diluted, were  $0.22 and $0.21, respectively, for the three months ended December 31, 2004, compared to $0.16 and $0.15, respectively, for the three months ended December 31, 2003. Earnings per share, basic and diluted, were $0.42 and $0.40, respectively, for the six months ended December 31, 2004 compared to $0.33 and $0.31,respectively,for the six months ended December 31, 2003.

                                                The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the Three Months Ended December 31, 2004		For the Six Months Ended December 31, 2004
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$2,006	2,006	$3,810	3,810
Dividends on unvested common stock awards	(25)	(25)	(54)	(54)
Income available to common stockholders	$1,981	$1,981	$3,756	$3,756

Weighted average shares outstanding	8,948,035	8,948,035	8,933,213	8,933,213
Effect of dilutive securities:
Options	—	296,838	—	286,099
Unvested common stock awards	—	151,229	—	156,234
Adjusted weighted average shares used in earnings per share computation	8,948,035	9,396,102	8,933,213	9,375,546

Earnings per share	$0.22	$0.21	$0.42	$0.40

	For the Three Months Ended December 31, 2003		For the Six Months Ended December 31, 2003
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$1,475	$1,475	$3,096	$3,096
Dividends on unvested common stock awards	(28)	(28)	(59)	(59)
Income available to common stockholders	$1,447	$1,447	$3,037	$3,037

Weighted average shares outstanding	9,246,907	9,246,907	9,228,553	9,228,553
Effect of dilutive securities:
Options	—	319,331	—	325,342
Unvested common stock awards	—	225,264	—	225,264
Adjusted weighted average shares used in earnings per share computation	9,246,907	9,791,502	9,228,553	9,779,159

Earnings per share	$0.16	$0.15	$0.33	$0.31

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

	For the Three Months Ended December 31,		For the Six Months Ended December 31,

(Dollars in thousands, except per share data)	2004	2003	2004	2003

Income available to common stockholders	$1,981	$1,447	$3,756	$3,037
Deduct: Total stock-based compensation expense determined under fair value based method for stock options, net of related tax effects	(63)	(77)	(125)	(153)
Pro forma net income	$1,918	$1,370	$3,631	$2,884

Earnings per share:
Basic-as reported	$0.22	$0.16	$0.42	$0.33
Basic-pro forma	$0.21	$0.15	$0.41	$0.31

Diluted-as reported	$0.21	$0.15	$0.40	$0.31
Diluted-pro forma	$0.20	$0.14	$0.39	$0.30

4.                                      Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated:

	At		At
	December 31, 2004		June 30, 2004
	Percentage of		Percentage of
(Dollars in thousands)	Amount	Total	Amount	Total
Mortgage loans:
Single-family residential	$195,444	34.41%	$181,049	34.15%
Commercial real estate and multi-family residential	185,789	32.71	180,881	34.12
Construction	69,420	12.22	57,014	10.75
Home equity	94,333	16.61	91,848	17.32
Total mortgage loans	544,986	95.95	510,792	96.34
Consumer loans	1,763	0.31	1,678	0.32
Commercial business loans	21,216	3.74	17,686	3.34
Total loans receivable	$567,965	100.00%	$530,156	100.00%

Allowance for loan losses	(5,700)		(5,220)
Deferred net loan origination fees	(1,098)		(747)
Loans receivable, net	$561,167		$524,189

The following is a summary of the activity in the allowance for loan losses for the six months ended December 31, 2004 and 2003:

	For the Six Months Ended December 31,

(Dollars in thousands)	2004	2003

Balance at the beginning of period	$5,220	$5,312
Plus: Provisions for loan losses	531	160
Less charge-offs for:
Mortgage loans	(4)	(57)
Consumer loans	(20)	—
Commercial business loans	(37)	(24)
Total charge-offs	(61)	(81)
Plus: Recoveries	10	124
Balance at the end of the period	$5,700	$5,515

 5.                                   Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at December 31, 2004 and June 30, 2004 are as follows:

	December 31, 2004
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$19,799	$333	$(2)	$20,130
US government agency securities	15,000	4	(97)	14,907
Mortgage-backed securities
FNMA	24,411	159	(23)	24,547
FHLMC	18,816	—	(108)	18,708
CMOs	107,186	1,117	—	108,303
Total held to maturity	185,212	1,613	(230)	186,595

Available for sale:
US government agency securities	49,057	6	(602)	48,461
Mortgage-backed securities
FNMA	63,259	403	(552)	63,110
FHLMC	54,723	107	(611)	54,219
CMOs	4,708	186	—	4,894
FHLB stock	15,233	—	—	15,233
Equity securities	9,726	70	(132)	9,664
Total available for sale	196,706	772	(1,897)	195,581

Total securities	$381,918	$2,385	$(2,127)	$382,176

	June 30, 2004
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$18,132	$51	$—	$18,183
US government agency securities	16,000	—	(283)	15,717
Mortgage-backed securities
FNMA	15,363	137	—	15,500
CMOs	49,018	—	(17)	49,001
Total held to maturity	98,513	188	(300)	98,401

Available for sale:
US government agency securities	75,031	—	(1,572)	73,459
Mortgage-backed securities
FNMA	80,705	—	(1,043)	79,662
FHLMC	58,565	—	(1,241)	57,324
GNMA	2,486	—	(6)	2,480
FHLB stock	12,203	—	—	12,203
Equity securities	9,188	16	(125)	9,079
Total available for sale	238,178	16	(3,987)	234,207

Total securities	$336,691	$204	$(4,287)	$332,608

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

On September 30, 2004, the FASB voted unanimously to delay the effective date of EITF 03-1.  The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads.  In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than—temporary impairment charge through earnings.  The annual financial statement disclosure provisions of EITF 03-1 were not affected by the September 30, 2004 delay.  The FASB will be issuing implementation guidance to this topic.  Once issued, the Company will evaluate the impact of adopting EITF 03-1.

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

FASB Statement No. 123 (revised 2004), Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(Revised), “Share Based Payment” (“Statement 123 (R)”.)  This Statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  Statement 123 (R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement.  The revised Statement generally requires that an entity account for those transactions using the fair-value based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.  Statement 123 (R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  Management of the Company is in the process of evaluating the potential impact of Statement 123 (R) to the Company’s results of operations.

7.                                      Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income.  For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollars in thousands)	2004	2003	2004	2003

Net income	$2,006	$1,475	$3,810	$3,096

Unrealized gains (losses) on securities available for sale, net of tax:
Unrealized holding gain during the period	87	34	1,753	(2,050)
Reclassification adjustment for gains (losses) included in net income	—	95	12	510
Total other comprehensive income (loss)	87	129	1,765	(1,540)
Comprehensive income	$2,093	$1,604	$5,575	$1,556

8.                                      Dividends

On July 28, 2004, the Company declared a cash dividend on its common stock of $0.11 per share, payable on August 20, 2004 to owners of record on August 6, 2004.  On October 26, 2004, the Company declared a cash dividend on its common stock of $0.11 per share, payable on November 22, 2004 to owners of record on November 8, 2004.  Additionally, on January 25, 2005, the Company’s Board of Directors declared an $0.12 per share cash dividend payable February 18, 2005 to shareholders of record on February 4, 2005.

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

Since May 12, 2003, the Company entered into two sales and servicing master agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”).  The agreements allow the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreements, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605,000.   The Company has sold $16.1 million in loans under these agreements and, at December 31, 2004, had a maximum credit risk exposure of $430,000 under such agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements and information based upon our beliefs as well as assumptions we have made.  In addition, to those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should,” and similar expressions, or the negative thereof, as they relate to us are intended to identify forward-looking statements.  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  We do not intend to update these forward-looking statements. In addition, this Form 10-Q contains certain forward-looking statements with respect to the proposed Merger of the Company and Chester Valley.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:  (1) estimated cost savings from the acquisition cannot be fully realized within the expected time frame; (2) revenues following the acquisition are lower than expected; (3) competitive pressure among depository institutions increases significantly; (4) costs or difficulties related to the integration of the businesses of the Company and Chester Valley are greater than expected; (5) changes in the interest rate environment reduce interest margins; (6) general economic conditions, either nationally or in the markets in which the Company will be doing business, are less favorable than expected; or (7) legislation or changes in regulatory requirements adversely affect the businesses in which the Company would be engaged.

                                                Results of Operations

                                                General.   Net income for the three-month period ended December 31, 2004 was $2.0 million.  This compares to net income of $1.5 million for the comparable quarter in the prior year.  Net income for the six-month period ended December 31, 2004 was $3.8 million compared to net income of $3.1 million for the comparable six-month period ended December 31, 2003.  The Company’s net interest margin on a tax-affected basis increased four basis points to 3.29% for the three months ended December 31, 2004 from 3.25% for the three months ended December 31, 2003.  The net interest margin on a tax-affected basis increased 13 basis points to 3.29% for the six months ended December 31, 2004 from 3.16% for the six months ended December 31, 2003. The return on average assets for the three-month and six-month periods ended December 31, 2004 and 2003 was 0.81% and 0.71%, respectively, and 0.79% and 0.75%, respectively.  The returns on average equity for the same periods were 7.49% and 5.37%, respectively, and 7.11% and 5.56%, respectively.

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

                                                Net interest income for the three-month and six-month periods ended December 31, 2004 was $7.9 million, and $15.3 million, respectively.  This compares to $6.4 million and $12.6 million for the respective prior year comparable periods.   For the three-month and six-month periods ended December 31, 2004, net interest income increased $1.4 million or 22.2% and $2.7 million or 21.4%, over the prior comparable three-month and six-month periods.  Net interest income increased primarily as a result of increases in the average balances of the Company’s loan and securities portfolio combined with an increase in net interest rate spread.  For the three-month and six-month periods ended December 31, 2004 the Company’s interest rate spread increased 11 basis points to 2.90% and 21 basis points to 2.91%, respectively, compared to 2.79% and 2.70% for the respective three-month and six-month periods ending December 31, 2003.

                                                Average interest-earning assets increased $161.8 million and $130.8 million, or 20.2% and 16.3%, respectively, for the three-month and six-month periods ended December 31, 2004 compared to the respective prior year periods.  Average interest-bearing liabilities for the three-month and six-month periods ended December 31, 2004 increased $154.0 million and $127.1 million or 24.0% and 19.8%, respectively, over the comparable prior year periods.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 120.79% and 121.28%, respectively, for the three-month and six-month periods ended December 31, 2004 compared to an

average 124.56% and 124.92%, respectively, for the three-month and six-month periods ended December 31, 2003.   The Company continues to aggressively market its core deposit products,during the three-month and six-month periods ended December 31, 2004, and also increased its utilization of FHLB advances.   The Company’s net interest margin increased four basis points to 3.29% and 13 basis points to 3.29%, respectively, for the three-month and six-month periods ended December 31, 2004 from 3.25% and 3.16%, respectively, for the three-month and six-month periods ended December 31, 2003. The increase in net interest margin for the three-month and six-month periods ended December 31, 2004 was primarily the result of an increase in net interest income, which more than offset the decline in the ratio of average interest-earning assets to average interest-bearing liabilities.

                                                The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month and six-month periods ended December 31, 2004 and 2003.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 32.0% effective rate has been used for both the three-month and six-month periods ended December 31, 2004, respectively, compared to a taxable equivalent of 31.0% effective rate for both the three-month and six-month periods ended December 31, 2003.  The adjustment of tax-exempt securities to a tax equivalent yield in the tables below may be considered a non-GAAP financial measure.  Management believes that it is a relatively standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons.  A GAAP reconciliation also is included below.

	For the Three Months Ended
(Dollars in thousands)	December 31, 2004			December 31, 2003
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans receivable:
Mortgage loans	$540,637	$8,181	6.02%	$430,832	$6,948	6.43%
Consumer loans	1,943	33	6.74	2,101	38	7.20
Commercial business loans	17,426	262	5.96	17,082	266	6.19
Total loans	560,006	8,476	6.02	450,015	7,252	6.42
Securities - taxable	361,072	3,732	4.10	299,195	2,690	3.58
Securities - nontaxable - adjusted to a taxable equivalent yield	20,505	329	6.37	17,700	289	6.50
Other interest-earning assets	19,568	78	1.58	32,461	49	0.60
Total interest-earning assets	961,151	12,615	5.22	799,371	10,280	5.12
Non-interest-earning assets	23,419			24,366
Total assets	$984,570			$823,737

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$158,333	$570	1.43%	$138,242	$323	0.93%
Savings accounts	85,441	98	0.46	87,461	161	0.73
Certificates of deposit	298,755	1,825	2.42	272,618	1,892	2.76
Total deposits	542,529	2,493	1.82	498,321	2,376	1.90
Total borrowings	251,479	2,151	3.39	141,838	1,379	3.87
Total escrows	1,743	1	0.23	1,619	1	0.25
Total interest-bearing liabilities	795,751	4,645	2.32	641,778	3,756	2.33
Non-interest-bearing liabilities	82,498			72,679
Total liabilities	878,249			714,457
Total stockholders' equity	106,321			109,280
Total liabilities and stockholders' equity	$984,570			$823,737

Net interest-earning assets	$165,400			$157,593
Net interest income		$7,970			$6,524
Net interest rate spread			2.90%			2.79%
Net interest margin			3.29%			3.25%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.79%			124.56%

	For the Six Months Ended
	December 31, 2004			December 31, 2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Interest-earning assets:
Loans receivable:
Mortgage loans	$533,103	$16,057	5.99%	$413,242	$13,763	6.64%
Consumer loans	1,910	64	6.65	2,252	81	7.15
Commercial business loans	16,861	494	5.81	18,568	561	6.01
Total loans	551,874	16,615	5.99	434,062	14,405	6.61
Securities - taxable	340,191	6,835	3.99	302,988	5,305	3.48
Securities - nontaxable - adjusted to a taxable equivalent yield	19,698	634	6.38	17,540	572	6.49
Other interest-earning assets	19,897	133	1.33	46,281	176	0.76
Total interest-earning assets	931,660	24,217	5.17	800,871	20,458	5.09
Non-interest-earning assets	23,789			23,747
Total assets	$955,449			$824,618

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$157,601	$1,055	1.33%	$135,222	$627	0.92%
Savings accounts	87,624	205	0.46	88,010	340	0.77
Certificates of deposit	284,705	3,410	2.38	283,008	4,098	2.88
Total deposits	529,930	4,670	1.75	506,240	5,065	1.99
Total borrowings	236,261	4,093	3.44	133,038	2,648	3.96
Total escrows	1,978	2	0.20	1,825	3	0.33
Total interest-bearing liabilities	768,169	8,765	2.26	641,103	7,716	2.39
Non-interest-bearing liabilities	81,008			72,666
Total liabilities	849,177			713,769
Total stockholders' equity	106,272			110,849
Total liabilities and stockholders' equity	$955,449			$824,618

Net interest-earning assets	$163,491			$159,768
Net interest income		$15,452			$12,742
Net interest rate spread			2.91%			2.70%
Net interest margin			3.29%			3.16%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.28%			124.92%

         Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below

	For the Three Months Ended December 31,
	2004		2003
		Average		Average
	Interest	Yield/Cost	Interest	Yield/Cost
(Dollars in thousands)
Securities - nontaxable	$231	4.47%	$206	4.63%
Tax equivalent adjustments	98		83
Securities - nontaxable to a taxable
equivalent yield	$329	6.37%	$289	6.50%

Net interest income	$7,872		$6,441
Tax equivalent adjustment	98		83
Net interest income, tax equivalent	$7,970		$6,524
Net interest rate spread, no tax adjustment		2.86%		2.75%
Net interest margin, no tax adjustment		3.25%		3.21%

	For the Six Months Ended December 31,
	2004		2003
		Average		Average
	Interest	Yield/Cost	Interest	Yield/Cost
(Dollars in thousands)
Securities - nontaxable	$445	4.48%	$407	4.62%
Tax equivalent adjustments	189		165
Securities - nontaxable to a taxable
equivalent yield	$634	6.38%	$572	6.49%

Net interest income	$15,263		$12,577
Tax equivalent adjustment	189		165
Net interest income, tax equivalent	$15,452		$12,742
Net interest rate spread, no tax adjustment		2.87%		2.65%
Net interest margin, no tax adjustment		3.25%		3.12%

                                                Interest Income.  Interest income on loans increased $1.2 million and $2.2 million, or 16.9% and 15.3%, respectively, for the three-month and six-month periods ended December 31, 2004 compared to the three-month and six-month periods ended December 31, 2003. An overall increase in the average loan balances outstanding, which was partially offset by a decrease in average yields earned on loans, for the three-month and six-month periods ended December 31, 2004 were the primary reasons for the increase in interest income on loans compared to the similar prior year period.  The average balance of the Company’s loans increased $110.0 million and $117.8 million or 24.4% and 27.1%, respectively, for the three-month and six-month periods ended December 31, 2004 compared to the three-month and six-month periods ended December 31, 2003.  The Company’s average yield earned on loans declined by 40 basis points and 62 basis points, respectively, in the three-month and six-month periods ended December 31, 2004 compared to the respective three-month and six-month periods ended December 31, 2003.  Interest income on securities increased $1.1 million and $1.5 million or 37.2% and 25.9%, (adjusting the average yield on our tax-exempt securities to 6.37% and 6.38%, respectively, on a tax equivalent basis) for the three-month and six-month periods ended December 31, 2004 compared to the three-month and six-month periods ended December 31, 2003.  Increases in the average yields earned on taxable securities combined with increases in the average balances of securities resulted in increased interest income on securities for the three-month and six-month periods ended December 31, 2004 compared to the three-month and six-month periods ended December 31, 2003.

                                                Interest Expense.  Interest expense on deposit accounts increased $117,000, or 4.9%, for the three-month period ended December 31, 2004 compared to the similar prior year period. Interest expense on deposit accounts decreased  $395,000, or 7.8%, for the six-month period ended December 31, 2004 compared to the similar prior year period.  The decrease in the average rate paid on deposits was offset by the increase in average deposit balances for the three-month and six-month periods ended December 31, 2004 compared to  the similar periods in the prior year.  The average rate paid on deposits fell to 1.82% and 1.75% for the three-months and six-months ended December 31, 2004 compared to 1.90% and 1.99% for the three-months and six-months ended December 31, 2003. Interest expense on borrowings increased $772,000 and $1.4 million, or 55.9% and 54.5% for the three-month and six-month periods ended December 31, 2004 compared to the similar prior year periods.  The increase was primarily a result of the increase in the average balance of borrowings partially offset by the decrease in the average rates of borrowings.   The increase in average balances of deposits and borrowings partially offset by the decrease in average rates paid on deposits and borrowings was primarily responsible for the overall increase in interest expense for the three-month and six-month periods ended December 31, 2004.

                                                Provision for Loan Losses.  The Company’s provision for loan losses increased $259,000, or 256.4% to $360,000 for the three months ended December 31, 2004 compared to $101,000 for the corresponding prior fiscal period. For the six-months ended December 31, 2004 the provision for loan losses increased $371,000, 231.9% to $531,000 compared to $160,000 for the six months ended December 31, 2003. The increases in the provision for loan losses in the three-month and six-month periods ended December 31, 2004 compared to the three-month and six-month periods ended December 31, 2003 were primarily related to our continued loan portfolio growth and diversification. The Company’s allowance for loan losses as a percentage of its loan portfolio decreased to 1.01% at December 31, 2004 compared to 1.22% at December 31, 2003.  The decrease as a percentage of the loan portfolio primarily reflects our lower level of classified assets and overall improvement in loan delinquency levels less than 90 days over the prior year period.  At December 31, 2004 our ratio of non-performing loans to total loans was 0.49% compared to 0.94% at December 31, 2003.  The Company’s allowance for loan losses increased to $5.7 million at December 31, 2004 compared to $5.2 million at June 30, 2004.  Provisions for loan losses are based primarily upon the Company’s regular review of the credit quality of its loan portfolio, the net charge-offs during the period and other factors.  We believe, to the best of our knowledge, that the allowance for loan losses was adequate at December 31, 2004 and represents at such date all known and inherent losses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

                                                Non-Interest Income.  Non-interest income increased $37,000, or 4.5% to $865,000 for the three-month period ended December 31, 2004 compared to $828,000 for the similar prior year period.  For the three months ended December 31, 2004 the increase was a combination of an increase in realized gains on the sale of loans held for sale of  $93,000 and increased loan servicing income of $57,000, partially offset by a decline in realized gains on sale of securities available for sale of $95,000. Non-interest income decreased $523,000, or 24.3% to $1.6 million for the six-month period ended December 31, 2004 compared to $2.2 million in the prior year period.  The decrease in non-interest income for the six-month period ended December 31, 2004 compared to the six-month period ended December 31, 2003, was primarily a result of a decline in realized gains on the sale of securities available for sale and loans held for sale of $498,000 and $100,000, respectively, partially offset by increased loan servicing income of $218,000 related to originated mortgage servicing rights.

                                                Non-Interest Expense.  Non-interest expense increased $356,000, or 7.0% to $5.4 million for the three-month period ended December 31, 2004 compared to $5.1 million for the similar prior year period.  Non-interest expense increased $651,000, or 6.4% to $10.8 million for the six-month period ended December 31, 2004 compared to $10.1 million for the similar prior year period. Increases for the three-month and six-month periods ended December 31, 2004 over the prior year comparable periods were primarily a result of increases in professional fees of $125,000 and $68,000, respectively, compensation and benefits expense of $124,000 and $41,000, respectively, and in other expenses of $51,000 and $305,000, respectively. The increase in other expense was due to, among other things, a write down of $75,000 and maintenance costs of $43,000 recognized on one previously identified commercial real estate REO property as well as other increases in administrative costs.

                                                Income Tax Expense.  The provision for income taxes for the three-month and six-month periods ended December 31, 2004 was $948,000 and $1.8 million, respectively.  This compares to a provision of $626,000 and $1.4 million for the similar prior year three-month and six-month periods.   The effective tax rate for the three-month and six-month periods ended December 31, 2004 was 32.1% and 31.9%, respectively, compared to 29.8% and 30.4%, respectively, for the three-month and six-month periods ended December 31, 2003. The increase in the effective tax rate for the three-month and six-month periods ended December 31, 2004 was primarily due to an increase in  pre-tax income combined with a decrease in tax-exempt  income relative to total pre-tax income.

Changes in Financial Condition

                                                General.  Total assets of the Company increased by $71.5 million, or 7.8%, to $993.1 million at December 31, 2004 compared to $921.6 million at June 30, 2004.  The increase in assets primarily resulted from an increase in securities held to maturity of $86.7 million, which were partially offset by a decrease in securities available for sale of $38.6 million, combined with an increase in net loans of $37.0 million.   Securities available for sale and held to maturity increased  on an aggregate basis by $48.1 million, or 14.4% at December 31, 2004 compared to June 30, 2004. Net loans increased $37.0 million, or 7.1% from $524.2 million at June 30, 2004 to $561.2 million at December 31, 2004. Total liabilities amounted to $887.2 million at December 31, 2004, an increase of $69.4 million, or 8.5% from June 30, 2004.  Deposits increased $12.5 million, or 2.1% to $615.6 million. Certificates of deposit increased $17.7 million, or 6.3%, core deposits decreased $5.1 million, or 1.6%, while borrowings increased $57.1 million, or 27.7% from June 30, 2004.  Total stockholders’ equity increased $2.2 million to $106.0 million at December 31, 2004.  The change in stockholders’ equity was primarily the result of net income of $3.8 million and a $1.8 million increase in accumulated other comprehensive income which was partially offset by dividend repayments of $2.0 million in the aggregate and the repurchase of 137,477 shares of Company common stock in the open market during the six-month period at an aggregate cost of $2.3 million, or an average of $16.61 per share.

                                                Cash and Cash Equivalents.  Cash and cash equivalents amounted to $25.6 million and $39.4 million at December 31, 2004 and June 30, 2004, respectively.  Cash and cash equivalents decreased during the period as funds were utilized to purchase additional securities, fund loan originations and repurchase Company common stock.

                                                Assets Available or Held for Sale.  At December 31, 2004, securities classified as available for sale and loans classified as held for sale amounted to $195.6 million and $1.5 million, respectively.  This compares to $234.2 million in available for sale securities and $1.1 million in held for sale loans at June 30, 2004.  The decrease of $38.6 million, or 16.5%, in available for sale securities was primarily related to a modification in investment strategy whereby a greater percentage of securities purchased were classified as held to maturity rather than available for sale due to the Company’s ability and intent to hold to maturity.  Cash flows from existing securities sales of certain lower balance mortgage-backed securities sales of $9.9 million, were the primary sources of funds used for these purchases.  At December 31, 2004, the Company had unrealized losses on available for sale securities of $698,000 net of realized gains, compared to unrealized losses on available for sale securities of $2.5 million at June 30, 2004.  The decrease in the net unrealized losses was a result of a decline in the level of longer-term interest rates as well as the decline in the balance of available for sale securities.

                                                Loans.  The net loan portfolio of the Company increased $37.0 million, or 7.1% from $524.2 million at June 30, 2004 to $561.2 million at December 31, 2004.  The increase in the Company’s loan portfolio was a result of increases in all loan portfolio categories.  During the six-months ended December 31, 2004, the Bank purchased two wholesale loan pools totaling  $21.8 million in newly originated, adjustable rate and fixed rate, single-family residential mortgage loans, at a combined $321,000 discount, which is being accreted into income over the estimated lives of the loans of 4.1 to 5 years.  At December 31, 2004 the average outstanding balance of the loans in these loan pools was $426,000 and the properties securing the loans were all located on the East Coast. Additionally, during the six-month period ended December 31, 2004, the Bank sold a bulk loan package of $14.7 million of 30-year fixed rate single-family residential mortgage loans with the Bank retaining the servicing of the loans.  These loans were sold as part of an overall interest rate risk management strategy to improve the Company’s interest rate risk in an anticipated rising rate enviornment.  The capitalized servicing rights attributable to the sale of the loans was $147,000 at December 31, 2004.

                                                Single-family residential loans increased $14.4 million, or 8.0%, construction loans increased $12.4 million, or 21.8%, commercial real estate and multi-family residential loans increased $4.9 million, or 2.7%, commercial business loans increased $3.5 million, or 20.0%, home equity loans increased $2.5 million, or 2.7% and consumer loans increased $85,000, or 5.1% at December 31, 2004 compared to June 30, 2004.

                                                The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	At December 31, 2004	At June 30, 2004

Accruing loans past due 90 days or more:
Single-family residential	$38	$—
Total	38	—
Non-accrual loans:
Mortgage loans
Single-family residential	749	568
Commercial real estate and multi-family residential	466	48
Home Equity	156	39
Consumer loans	6	16
Commercial business loans	—	698
Total	1,377	1,369

Performing troubled debt restructurings	1,382	1,404
Total non-performing loans	2,797	2,773
Other real estate owned, net	734	403
Total non-performing assets	$3,531	$3,176
Non-performing loans to total loans, net of deferred fees	0.49%	0.52%
Non-performing assets to total assets	0.36%	0.34%

                                                Total non-performing assets increased $352,000, or 11.1%, to $3.5 million at December 31, 2004 compared to $3.2 million June 30, 2004.  The increase was primarily related to an increase in non-accrual commercial real estate and single-family residential loans partially offset by a decrease in non-performing commercial business loans.

                                                Intangible Assets. The amount of our intangible assets totaled $910,000 at December 31, 2004 compared to $938,000 at June 30, 2004.  Our intangible assets include a core deposit intangible and goodwill, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition, which occurred in 1994.  The core deposit intangible is being amortized over a 12-year life.  At December 31, 2004 the Company had goodwill of $848,000, which is periodically measured for impairment.

                                                Deposits.  The Company’s total deposits increased by $12.5 million, or 2.1% to $615.6 million at December 31, 2004 compared to $603.1 million at June 30, 2004.  At December 31, 2004, checking and money market accounts increased $2.1 million, or less than one percent, to $233.8 million compared to $231.7 million at June 30, 2004, and savings accounts decreased $7.3 million, or 7.9% to $84.6 million compared to $91.9 million at June 30, 2004.  Management believes the decrease in savings accounts were related to transfers to money market accounts and into the equities markets.  At December 31, 2004, certificates of deposit, which comprise the largest component of our deposit portfolio, amounted to $297.2 million or 48.3% of our deposit portfolio, an increase of $17.7 million from $279.5 million or 46.4% of total deposits at June 30, 2004.  The increase in the overall deposits during the six-month period was primarily related to increases in certificates of deposit associated with our  95th      Bank anniversary certificate of deposit  promotion which occurred during the quarter ended December 31, 2004.  Core deposits declined $5.1 million, or 1.6% during the six-month period ended December 31, 2004. The decline in core deposits during the six-month period ended December 31, 2004 was primarily related to increased local competition for deposits.

                                                Federal Home Loan Bank Advances. The Company uses advances from the FHLB of Pittsburgh as an additional source of funds to meet our loan demand, as leverage to fund certain revenue enhancing investment strategies and for other asset/liability management purposes.  At December 31, 2004, the total amount of these borrowings outstanding was $263.2 million, which is a $57.1 million or 27.7% increase from the $206.2 million outstanding at June 30, 2004.  The increase in FHLB advances is directly attributable to funding asset growth.

                                                Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $106.0 million, or 10.7% of assets at December 31, 2004 compared to $103.8 million or 11.3% of total assets at June 30, 2004, an increase of $2.2 million, or 2.1%.  Changes in stockholders’ equity reflect year-to-date net income of $3.8 million, as well as an increase of $1.8 million in accumulated other comprehensive income, primarily as a result of the general decreases in overall interest rates on the unrealized change in fair value of securities available for sale, offset by the repurchase of 137,477 shares of Company stock at a cost of $2.3 million, at an average share price of $16.61, during the six months ended December 31, 2004. The Company paid a cash dividend of $0.11 per share during both the quarter ended  September 30, 2004 and December 31, 2004.  These regular dividends totaled $2.0 million during the six-months ended December 31, 2004.

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

                                                Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  At December 31, 2004, the total approved investment and loan origination commitments outstanding amounted to $42.6 million.  Certificates of deposit scheduled to mature in one year or less at December 31, 2004 totaled $232.7 million.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $601.2 million as of December 31, 2004, based on qualifying collateral.  The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

                                                The Company’s contractual obligations as of December 31, 2004 are as follows:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in thousands)

Federal Home Loan Debt	$263,240	$101,955	$42,250	$15,118	$103,917
Operating Leases	3,260	709	1,284	956	311

Total Obligations	$266,500	$102,664	$43,534	$16,074	$104,228

Capital

                                                At December 31, 2004, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2004
Tangible capital	$92,973	9.4%	$14,898	1.5%	$19,863	2.0%
(to tangible assets)
Core capital	92,973	9.4%	39,719	4.0%	49,648	5.0%
(to adjusted tangible assets)
Tier I capital	92,973	16.5%	N/A	N/A	33,856	6.0%
(to risk-weighted assets)
Risk-based capital	98,673	17.5%	45,141	8.0%	56,427	10.0%
(to risk-weighted assets)

As of June 30, 2004
Tangible capital	$88,018	9.5%	$13,826	1.5%	$18,434	2.0%
(to tangible assets)
Core capital	88,018	9.5%	36,929	4.0%	46,162	5.0%
(to adjusted tangible assets)
Tier I capital	88,018	16.7%	N/A	N/A	31,570	6.0%
(to risk-weighted assets)
Risk-based capital	93,238	17.7%	42,093	8.0%	52,616	10.0%
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

The Bank has filed answers, affirmative defenses, and counterclaims.  The Bank and ATS have filed cross-motions for summary judgment, which the court granted in part and denied in part.  The Bank also filed a motion for summary judgment against DiCicco and Woodhaven.  The Court recently granted that motion in part and denied it in part, ruling that the contract claims would proceed but that the tort claims (which would include all claims against the three current and/or former Bank employees) would not.  Both sides moved for reconsideration, which caused the judge to issue another order in response to same.  There is still some uncertainty as to which claims are proceeding to trial.  The Court denied the Bank’s motion to strike ATS’s jury trial demand.  The Court has set a trial date for March 1, 2005.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

                                                                                                a.    Not applicable

                                                                                                b.    Not applicable

                                                                                                c. The following table presents the repurchasing activity pursuant to the Company’s stock repurchase program during the second quarter of fiscal 2005:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Month #1 October 1, 2004- October 31, 2004	—	—	—	495,809
Month #2 November 1, 2004- November 30, 2004	—	—	—	495,809
Month #3 December 1, 2004- December 30, 2004	2,212	$18.05	2,212	493,597
Total	2,212	$18.05	2,212	493,597

Notes to this table:

(a)                                  On July 27, 2004 the Board of Directors of the Company authorized a new stock repurchase program (the “2004 program”) effective upon completion of the prior 5% buyback program.  This program was publicly announced in a press release issued October 27, 2004.

(b)                                 The Company was authorized to repurchase 5% or 495,809 of the outstanding shares under the 2004 program.

(c)                                  The 2004 program has an expiration date of July 27, 2005.

(d)                                 No stock repurchase programs expired during the second quarter of fiscal 2005.

(e)                                  All shares were purchased through the 2004 program and were accomplished in the open-market.

Item 3.                                                           Defaults Upon Senior Securities

Not applicable.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

a.                                       An annual meeting of stockholders of the Company was held on November 9, 2004 (“Annual Meeting”).

b.                                      Not applicable

c.                                       There were 9,780,831 shares of common stock of the Company eligible to be voted at the Annual Meeting and 7,900,111 shares were represented at the meeting by the holders thereof, which constituted a quorum.  The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

1.                                       Election of directors for a three-year term.

	FOR	WITHHELD
Fredrick A. Marcell, Jr.	7,865,057	35,054
William B. Weihenmayer	7,750,969	149,142
Thomas J. Sukay	7,630,599	269,512

2.                                       Proposal to ratify the appointment of KPMG LLP, as the Company’s independent auditors for the year ending June 30, 2005.

FOR	AGAINST	ABSTAIN
7,877,650	16,526	5,935

Item 5.                                                           Other Information

a.                                       Not applicable.

b.                                      Not applicable.

Item 6.           Exhibits

(a)                                  List of Exhibits (filed herewith unless otherwise noted)

Exhibit No.	Description
2.1	Agreement and plan of merger, dated January 20, 2005, by and between Willow Grove Bancorp, Inc. and Chester Valley Bancorp, Inc. (9)
3.1	Articles of Incorporation of Willow Grove Bancorp, Inc. (1)
3.2	Ammended and Restated Bylaws of Willow Grove Bancorp, Inc. (9)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc. (1)
10.1	Employment Agreement between Willow Grove Bancorp, Inc. and Frederick A. Marcell Jr. (8)
10.2	Employment Agreement between Willow Grove Bank and Frederick A. Marcell Jr. (8)
10.3	Form of Employment Agreement entered into between Willow Grove Bank and each of Joseph M. Matisoff, Christopher E. Bell, John T. Powers, Jerome P. Arrison and Ammon J. Baus (8)
10.4	Supplemental Executive Retirement Agreement (2)
10.5	Non-Employee Director’s Retirement Plan (3)
10.6	1999 Stock Option Plan (4)
10.7	1999 Recognition and Retention Plan and Trust Agreement (4)
10.8	Amended Directors and Officers Incentive Compensation Plan (5)
10.9	2002 Stock Option Plan (6)
10.10	2002 Recognition and Retention Plan and Trust Agreement (6)
10.11	Deferred Compensation Plan (7)
10.12	Employment Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Donna M. Coughey (to be effective as of the effective time Of the Merger) (9)
10.13	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr. (9)

10.14	Form of Employment Agreement by and between Willow Grove Bank and each of G. Richard Bertolet, Matthew D. Kelly and Colin Maropis (to be effective as of the time of the Merger) (9)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

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

(9)                                  Incorporated by reference from the Company’s Form 8-K/A (Amendment No.1) dated as of  January 20, 2005 and filed with the SEC on January 26, 2005 (File No. 000-49706).

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOW GROVE BANCORP, INC.

Date: February 9, 2005	By:	/s/ Frederick A. Marcell Jr.
Frederick A. Marcell Jr.
President and Chief Executive Officer

Date: February 9, 2005	By:	/s/ Christopher E. Bell
Christopher E. Bell
Chief Financial Officer