Form 10-Q
period 2005-03-31
WILLOW GROVE BANCORP INC/NEW
filed 2005-05-10
CIK 1163428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The Registrant had 9,777,247 shares of common stock issued and outstanding as of April 30, 2005.

WILLOW GROVE BANCORP, INC.

Willow Grove Bancorp, Inc.

Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	At March 31, 2005	At June 30, 2004
Assets
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$7,774	$14,681
Interest-earning deposits	15,446	24,764
Total cash and cash equivalents	23,220	39,445
Securities:
Available for sale (amortized cost of $189,870 and $238,178, respectively)	186,228	234,207
Held to maturity (fair value of $174,017 and $98,401, respectively)	174,434	98,513
Loans (net of allowance for loan losses of $6,011 and $5,220, respectively)	576,598	524,189
Loans held for sale	2,979	1,136
Accrued income receivable	4,201	3,565
Property and equipment, net	5,668	5,975
Intangible assets	896	938
Other assets	15,422	13,624
Total assets	$989,646	$921,592

Liabilities and Stockholders’ Equity
Interest-bearing Deposits	$533,470	$527,218
Non-interest-bearing Deposits	77,074	75,897
Federal Home Loan Bank advances	263,527	206,168
Advance payments from borrowers for taxes	2,159	2,863
Accrued interest payable	1,081	986
Other liabilities	7,685	4,684
Total liabilities	884,996	817,816
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,441,763 and 11,426,064 issued at March 31, 2005 and June 30, 2004, respectively)	114	114
Additional paid-in capital	85,475	84,915
Retained earnings-substantially restricted	55,431	53,516
Accumulated other comprehensive loss	(2,259)	(2,463)
Obligation of deferred compensation plan	1,076	525
Treasury stock at cost, 1,728,236 and 1,541,262 at March 31, 2005 and June 30, 2004, respectively	(28,072)	(24,926)
Unallocated Employee Stock Ownership Plan (ESOP)	(5,151)	(5,497)
Unvested Recognition and Retention Plan Trust (RRP)	(1,964)	(2,408)
Total stockholders’ equity	104,650	103,776
Total liabilities and stockholders’ equity	$989,646	$921,592

See accompanying Notes to the Unaudited Consolidated Financial Statements

Willow Grove Bancorp, Inc.

Consolidated Statements of Operations

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Interest and dividend income:
Loans	$8,726	$7,283	$25,340	$21,687
Securities, primarily taxable	4,004	2,872	11,418	8,761
Total interest income	12,730	10,155	36,758	30,448
Interest expense:
Deposits	2,536	2,099	7,206	7,165
Borrowings	2,327	1,488	6,422	4,138
Total interest expense	4,863	3,587	13,628	11,303
Net interest income	7,867	6,568	23,130	19,145
Provision for loan losses	504	170	1,035	330
Net interest income after provision for loan losses	7,363	6,398	22,095	18,815

Non-interest income:
Service charges and fees	663	525	1,739	1,712
Realized gain on sale of:
Loans held for sale	231	110	481	460
Securities available for sale	—	158	12	668
Increase in cash surrender value of life insurance	47	63	145	192
Loan servicing income (loss), net	6	(4)	202	(25)
Total non-interest income	947	852	2,579	3,007

Non-interest expense:
Compensation and employee benefits	3,426	3,180	9,809	9,522
Occupancy	453	405	1,244	1,135
Furniture and equipment	221	284	724	794
Federal insurance premium	21	22	63	66
Amortization of intangible assets	14	21	42	63
Data processing	256	199	718	582
Marketing	242	139	660	495
Deposit account services	316	212	672	663
Professional fees	159	175	653	599
Other expense	1,469	528	2,764	1,370
Total non-interest expense	6,577	5,165	17,349	15,289

Income before income taxes	1,733	2,085	7,325	6,533
Income tax expense	527	604	2,308	1,957
Net Income	$1,206	$1,481	$5,017	$4,576

Earnings per share:
Basic	$0.13	$0.16	$0.55	$0.49
Diluted	$0.13	$0.15	$0.53	$0.46
Cash dividends declared per share	$0.12	$0.10	$0.34	$0.28
Weighted average basic shares outstanding	8,973,393	9,272,735	8,945,778	9,236,256
Weighted average diluted shares outstanding	9,392,001	9,803,112	9,379,991	9,773,574

See accompanying Notes to the Unaudited Consolidated Financial Statements

W illow Grove Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended March 31,
(Dollars in thousands)	2005	2004
Net cash flows from operating activities:
Net income	$5,017	$4,576
A djustments to reconcile net income to net cash provided by operating activities:
Depreciation	735	742
A mortization of premium and accretion of discount, net	463	1,022
A mortization of intangible assets	42	63
Provision for loan losses	1,035	330
Gain on sale of loans held for sale	(481)	(460)
Gain on sale of securities available for sale	(12)	(668)
Change in deferred loan fees	142	(377)
Change in accrued income receivable	(636)	99
Change in other assets	(1,892)	(1,813)
Change in accrued interest payable	95	(104)
Change in other liabilities	3,001	(978)
Expense of ESOP and RRP	1,255	1,333
Originations and purchases of loans held for sale	(44,012)	(65,637)
Proceeds from sale of loans held for sale	42,650	54,235
Net cash provided by (used in) operating activities	$7,402	$(7,637)
Cash flows from investing activities:
Net increase in loans	(53,586)	(54,468)
Purchase of securities available for sale	(13,005)	(128,600)
Purchase of securities held to maturity	(110,858)	(7,000)
Proceeds from sales, calls and maturities of securities available for sale	34,280	107,722
Proceeds from calls and maturities of securities held to maturity	4,390	5,000
Principal repayments of securities available for sale	26,699	65,197
Principal repayments of securities held to maturity	30,430	—
Proceeds from sale of other real estate owned	64	—
Purchase of property and equipment	(428)	(502)
Net cash used in investing activities	$(82,014)	$(12,651)
Cash flows from financing activities:
Net increase (decrease) in deposits	7,429	(15,903)
Borrowing of FHLB advances with original maturity less than 90 days	73,000	(5,000)
Borrowing of FHLB advances with original maturity greater than 90 days	15,000	66,917
Repayment of FHLB advances with original maturity greater than 90 days	(30,641)	(34,650)
Net decrease in advance payments from borrowers for taxes	(704)	(739)
Dividends paid	(3,102)	(2,700)
Purchase of stock for treasury	(2,595)	(9,912)
Net cash provided by (used in) financing activities	$58,387	$(1,987)
Net decrease in cash and cash equivalents	$(16,225)	$(22,275)
Cash and cash equivalents:
Beginning of period	39,445	98,040
End of period	$23,220	$75,765
Supplemental disclosures of cash and cash flow information:
Interest paid	13,533	11,407
Income taxes paid	2,901	3,196
Non-cash items:
Change in unrealized gain (loss) on securities available for sale (net of taxes of ($125) and ($458) in 2005 and 2004, respectively)	204	(747)
Loans transferred to other real estate owned	—	64

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

As previously disclosed in the Company’s Current Report on Form 8-K, dated as of January 20, 2005, as amended, the Company and Chester Valley Bancorp, Inc. (“Chester Valley”) announced that they had entered into an Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), which sets forth the terms and conditions pursuant to which Chester Valley will be merged with and into Willow Grove (the “Merger”).  The Merger Agreement provides, among other things, that as a result of the Merger each outstanding share of common stock of Chester Valley, par value $1.00 per share (“Chester Valley Common Stock”), (subject to certain exceptions) will be converted into the right to receive either $27.90 in cash or 1.4823 shares of common stock of Willow Grove, par value $0.01 per share (“Willow Grove Common Stock”), plus cash in lieu of any fractional share interest, subject to the election and allocation procedures set forth in the Agreement which are intended to ensure that approximately 64.8% of the outstanding shares of Chester Valley Common Stock will be converted into the right to receive Willow Grove Common Stock and 35.2% of the outstanding shares of Chester Valley Common Stock will be converted into the right to receive cash.  Consummation of the Merger is subject to a number of customary conditions, including, but not limited to, (i) the approval of the Agreement by the shareholders of both Willow Grove and Chester Valley and (ii) the receipt of requisite regulatory approvals of the Merger and the proposed merger of Chester Valley’s banking subsidiary, First Financial Bank (“First Financial”), with and into Willow Grove Bank following consummation of the Merger.  The merger agreement will be considered and voted on by each company’s shareholders at special meetings of shareholders to be held on June 14, 2005 for both Willow Grove Bancorp and Chester Valley Bancorp.  For more information, please refer to the registration statement on Form S-4 (File No. 333-123622), including the joint proxy statement/prospectus, filed by Willow Grove Bancorp with the Securities and Exchange Commission.

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

The Company has prepared its accompanying consolidated financial statements in accordance with GAAP applicable to the banking industry.  The consolidated financial statements include the balances of the Company and its wholly owned subsidiary.  All material inter-company balances and transactions have been eliminated in consolidation.

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

3.             Earnings Per Share

Earnings per share, basic and diluted, were $0.13 and $0.13, respectively, for the three months ended March 31, 2005, compared to $0.16 and $0.15, respectively, for the three months ended March 31, 2004. Earnings per share, basic and diluted, were $0.55 and $0.53, respectively, for the nine months ended March 31, 2005 compared to $0.49 and $0.46, respectively, for the nine months ended March 31, 2004.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	For the Three Months Ended March 31, 2005		For the Nine Months Ended March 31, 2005
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$1,206	$1,206	$5,017	$5,017
Dividends on unvested common stock awards	(22)	(22)	(76)	(76)
Income available to common stockholders	$1,184	$1,184	$4,941	$4,941

Weighted average shares outstanding	8,973,393	8,973,393	8,945,778	8,945,778
Effect of dilutive securities:
Options	—	291,884	—	289,239
Unvested common stock awards	—	126,724	—	144,974
Adjusted weighted average shares used in earnings per share computation	8,973,393	9,392,001	8,945,778	9,379,991

Earnings per share	$0.13	$0.13	$0.55	$0.53

	For the Three Months Ended March 31, 2004		For the Nine Months Ended March 31, 2004
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$1,481	$1,481	$4,576	$4,576
Dividends on unvested common stock awards	(24)	(24)	(82)	(82)
Income available to common stockholders	$1,457	$1,457	$4,494	$4,494

Weighted average shares outstanding	9,272,735	9,272,735	9,236,256	9,236,256
Effect of dilutive securities:
Options	—	326,113	—	333,054
Unvested common stock awards	—	204,264	—	204,264
Adjusted weighted average shares used in earnings per share computation	9,272,735	9,803,112	9,236,256	9,773,574

Earnings per share	$0.16	$0.15	$0.49	$0.46

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

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004	2005	2004

Income available to common stockholders	$1,184	$1,457	$4,941	$4,494
Deduct: Total stock-based compensation expense determined under fair value based method for stock options, net of related tax effects	(59)	(76)	(176)	(229)
Pro forma net income	$1,125	$1,381	$4,765	$4,265

Earnings per share:
Basic-as reported	$0.13	$0.16	$0.55	$0.49
Basic-pro forma	$0.13	$0.15	$0.53	$0.46

Diluted-as reported	$0.13	$0.15	$0.53	$0.46
Diluted-pro forma	$0.12	$0.14	$0.51	$0.44

4.             Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated:

	At March 31, 2005		At June 30, 2004
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Mortgage loans:
Single-family residential	$201,947	34.61%	$181,049	34.15%
Commercial real estate and multi-family residential	180,066	30.86	180,881	34.12
Construction	77,096	13.21	57,014	10.75
Home equity	99,580	17.07	91,848	17.32
Total mortgage loans	558,689	95.75	510,792	96.34
Consumer loans	1,969	0.34	1,678	0.32
Commercial business loans	22,840	3.91	17,686	3.34
Total loans receivable	$583,498	100.00%	$530,156	100.00%

Allowance for loan losses	(6,011)		(5,220)
Deferred net loan origination fees	(889)		(747)
Loans receivable, net	$576,598		$524,189

The following is a summary of the activity in the allowance for loan losses for the three months and nine months ended March 31, 2005 and 2004:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
(Dollars in thousands)	2005	2004	2005	2004

Balance at the beginning of period	$5,700	$5,515	$5,220	$5,312
Plus: Provisions for loan losses	504	170	1,035	330
Less charge-offs for:
Mortgage loans	—	(1)	(4)	(58)
Consumer loans	(5)	(4)	(25)	(4)
Commercial business loans	(192)	(633)	(229)	(657)
Total charge-offs	(197)	(638)	(258)	(719)
Plus: Recoveries	4	11	14	135
Balance at the end of the period	$6,011	$5,058	$6,011	$5,058

5.             Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at March 31, 2005 and June 30, 2004 are as follows:

	March 31, 2005
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$19,800	$291	$(12)	$20,079
US government agency securities	15,000	—	(309)	14,691
Mortgage-backed securities
FNMA	23,266	—	(233)	23,033
FHLMC	18,176	—	(446)	17,730
CM Os	98,192	390	(98)	98,484
Total held to maturity	174,434	681	(1,098)	174,017

Available for sale:
US government agency securities	49,060	—	(1,397)	47,663
Mortgage-backed securities
FNMA	59,320	243	(1,113)	58,450
FHLMC	52,099	46	(1,199)	50,946
CMOs	4,084	—	(3)	4,081
FHLB stock	15,525	—	—	15,525
Equity securities	9,782	10	(229)	9,563
Total available for sale	189,870	299	(3,941)	186,228

Total securities	$364,304	$980	$(5,039)	$360,245

	June 30, 2004
	Amortized	Unrealized	Unrealized	Estimated
	cost	gains	losses	fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$18,132	$51	$—	$18,183
US government agency securities	16,000	—	(283)	15,717
Mortgage-backed securities
FNMA	15,363	137	—	15,500
CMOs	49,018	—	(17)	49,001
Total held to maturity	98,513	188	(300)	98,401

Available for sale:
US government agency securities	75,031	—	(1,572)	73,459
Mortgage-backed securities
FNMA	80,705	—	(1,043)	79,662
FHLMC	58,565	—	(1,241)	57,324
GNMA	2,486	—	(6)	2,480
FHLB stock	12,203	—	—	12,203
Equity securities	9,188	16	(125)	9,079
Total available for sale	238,178	16	(3,987)	234,207

Total securities	$336,691	$204	$(4,287)	$332,608

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

On September 30, 2004, the FASB voted unanimously to defer the implementation of the provisions of EITF 03-1 that relate to measurement and recognition of other-than-temporary impairments.  The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads.  In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than–temporary impairment charge through earnings.  The annual financial statement disclosure provisions of EITF 03-1 were not affected by the September 30, 2004 delay.  The FASB has announced that it will be issuing implementation guidance on this topic.  Once issued, the Company will evaluate the impact of adopting the measurement and recognition provisions of EITF 03-1.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer (Statement of Position 03-3)

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

 FASB Statement No. 123 (revised 2004), Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(Revised), “Share Based Payment” (“Statement 123 (R)”).  This Statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  Statement 123 (R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement.  The revised Statement generally requires that an entity account for those transactions using the fair-value based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued.  Statement 123 (R) is effective for the Company beginning on July 1, 2005.  Management of the Company is in the process of evaluating the potential impact of Statement 123 (R) to the Company’s results of operations.

7.             Comprehensive Income

The following table displays net income and the components of other comprehensive income to arrive at total comprehensive income.  For the Company, the only component of other comprehensive income is the change in the estimated fair value of investment securities available-for-sale.

	For The Three Months Ended March 31,		For The Nine Months Ended March 31,
(Dollars in thousands)	2005	2004	2005	2004

Net income	$1,206	$1,481	$5,017	$4,576

Unrealized (losses) gains on securities available for sale, net of tax:
Unrealized holding (loss) gain during the period	(1,561)	951	216	(79)
Reclassification adjustment for gains included in net income	—	(158)	(12)	(668)
Total other comprehensive (loss) income	(1,561)	793	204	(747)
Comprehensive (loss) income	$(355)	$2,274	$5,221	$3,829

8.             Dividends

On October 26, 2004, the Company declared a cash dividend on its common stock of $0.11 per share, payable on November 22, 2004 to owners of record on November 8, 2004.  On January 25, 2005, the Company declared a cash dividend on its common stock of $0.12 per share, payable on February 18, 2005 to owners of record on February 4, 2005.  Additionally, on April 26, 2005, the Company’s Board of Directors declared an $0.12 per share cash dividend payable May 20, 2005 to shareholders of record on May 6, 2005.

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

Since May 12, 2003, the Company entered into two sales and servicing master agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”).  The agreements allow the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreements, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605,000 in the aggregate.  The Company has sold $16.6 million in loans under these agreements and, at March 31, 2005, had a maximum credit risk exposure of $605,000 under such agreements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements and information based upon our beliefs as well as assumptions we have made.  In addition, to those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should,” and similar expressions, or the negative thereof, as they relate to us are intended to identify forward-looking statements.  Such statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions.  Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  We do not intend to update these forward-looking statements. In addition, this Form 10-Q contains certain forward-looking statements with respect to the proposed Merger of the Company and Chester Valley.  These forward-looking statements involve certain risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:  (1) estimated cost savings from the acquisition cannot be fully realized within the expected time frame; (2) revenues following the acquisition are lower than expected; (3) competitive pressure among depository institutions increases significantly; (4) costs or difficulties related to the integration of the businesses of the Company and Chester Valley are greater than expected; (5) changes in the interest rate environment reduce interest margins; (6) general economic conditions, either nationally or in the markets in which the Company will be doing business, are less favorable than expected;(7) shareholder or regulatory approvals are delayed or not received as expected; or (8) legislation or changes in regulatory requirements adversely affect the businesses in which the Company would be engaged.

Results of Operations

General.  Net income for the three-month period ended March 31, 2005 was $1.2 million.  This compares to net income of $1.5 million for the comparable quarter in the prior year.  Net income for the nine-month period ended March 31, 2005 was $5.0 million compared to net income of $4.6 million for the comparable nine-month period ended March 31, 2004.  Net income for the three-month and nine-month periods ended March 31, 2005 was impacted by $930,000 (pre-tax) of expense recognized as the results of the settlement of certain litigation in the quarter ended March 31, 2005. The Company’s net interest margin on a tax-affected basis increased two basis points to 3.33% for the three months ended March 31, 2005 from 3.31% for the three months ended March 31, 2004.  The net interest margin on a tax-affected basis increased nine basis points to 3.30% for the nine months ended March 31, 2005 from 3.21% for the nine months ended March 31, 2004. The return on average assets for the three-month and nine-month periods ended March 31, 2005 and 2004 was 0.49% and 0.69%, respectively, and 0.72% and 0.74%, respectively.  The returns on average equity for the same periods were 4.54% and 6.26%, respectively, and 5.42% and 5.51%, respectively.

Net Interest Income.  Net interest income is determined by our average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities) and also the average amount of interest-earning assets relative to interest-bearing and non-interest-bearing deposit liabilities.

Net interest income for the three-month and nine-month periods ended March 31, 2005 was $7.9 million, and $23.1 million, respectively.  This compares to $6.6 million and $19.1 million for the respective prior year comparable periods.  For the three-month and nine-month periods ended March 31, 2005, net interest income increased $1.3 million or 19.8% and $4.0 million or 20.8%, over the prior comparable three-month and nine-month periods.  Net interest income increased primarily as a result of increases in the average balances of the Company’s loan and securities portfolios.  For the three-month and nine-month periods ended March 31, 2005 the Company’s interest rate spread increased two basis points to 2.89% and 14 basis points to 2.90%, respectively, compared to 2.87% and 2.76% for the respective three-month and nine-month periods ending March 31, 2004.

Average interest-earning assets increased $162.3 million and $141.1 million, or 20.1% and 17.6%, respectively, for the three-month and nine-month periods ended March 31, 2005 compared to the respective prior year periods.  Average interest-bearing liabilities for the three-month and nine-month periods ended March 31, 2005 increased $152.9 million and $135.5 million or 23.5% and 21.0%, respectively, over the prior year comparable periods.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 120.68% and 121.08%, respectively, for the three-month and nine-month periods ended March 31, 2005 compared to an average 124.10% and 124.66%, respectively, for the three-month and nine-month periods ended March 31, 2004.  The Company continues to aggressively market its core deposit products and, during the three-month and nine-month periods ended March 31, 2005, also increased its utilization of FHLB advances.  The Company’s net interest margin increased two basis points to 3.33% and nine basis points to 3.30%, respectively, for the three-month and nine-month periods ended March 31, 2005 from 3.31% and 3.21%, respectively, for the three-month and nine-month periods ended March 31, 2004. The increase in net interest margin for the three-month and nine-month periods ended March 31, 2005 was primarily the result of an increase in net interest income, which more than offset the decline in the ratio of average interest-earning assets to average interest-bearing liabilities.

The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month and nine-month periods ended March 31, 2005 and 2004.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 31.0% effective rate has been used for the three-month period ended March 31, 2005 and a 32.0% effective rate has been used for the nine-month period ended March 31, 2005, compared to a 29.0% effective tax rate used for both the three-month and nine-month periods ended March 31, 2004.  The adjustment of tax-exempt securities to a tax equivalent yield in the tables below may be considered a non-GAAP financial measure.  Management believes that it is a relatively standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons.  A GAAP reconciliation also is included below.

	For the Three Months Ended
	March 31, 2005			March 31, 2004
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable:
Mortgage loans	$552,625	$8,345	6.10%	$450,062	$7,003	6.25%
Consumer loans	1,980	34	6.96	1,987	34	6.88
Commercial business loans	22,212	347	6.34	17,050	245	5.78
Total loans	576,817	8,726	6.11	469,099	7,282	6.23
Securities - taxable	356,217	3,674	4.18	280,354	2,593	3.72
Securities - nontaxable - adjusted to a taxable equivalent yield	19,870	320	6.53	18,520	287	6.23
Other interest-earning assets	17,400	102	2.38	40,055	70	0.70
Total interest-earning assets	970,304	12,822	5.34	808,028	10,232	5.09
Non-interest-earning assets	21,942			23,644
Total assets	$992,246			$831,672

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$162,536	$681	1.70%	$135,840	$305	0.90%
Savings accounts	84,667	98	0.47	91,461	133	0.58
Certificates of deposit	283,866	1,757	2.51	267,794	1,660	2.49
Total deposits	531,069	2,536	1.94	495,095	2,098	1.70
Total borrowings	270,447	2,327	3.49	153,622	1,487	3.89
Total escrows	2,525	—	0.00	2,386	2	0.34
Total interest-bearing liabilities	804,041	4,863	2.45	651,103	3,587	2.22
Non-interest-bearing liabilities	80,559			70,695
Total liabilities	884,600			721,798
Total stockholders’ equity	107,646			109,874
Total liabilities and stockholders’ equity	$992,246			$831,672

Net interest-earning assets	$166,263			$156,925
Net interest income		$7,959			$6,645
Net interest rate spread			2.89%			2.87%
Net interest margin			3.33%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.68%			124.10%

	For the Nine Months Ended
	March 31, 2005			March 31, 2004
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Interest-earning assets:
Loans receivable:
Mortgage loans	$539,515	$24,402	6.03%	$425,426	$20,767	6.50%
Consumer loans	1,933	97	6.68	2,164	115	7.07
Commercial business loans	18,618	841	6.02	18,065	806	5.94
Total loans	560,066	25,340	6.03	445,655	21,688	6.48
Securities - taxable	345,456	10,509	4.05	295,561	7,897	3.56
Securities - nontaxable - adjusted to a taxable equivalent yield	19,754	963	6.49	17,864	855	6.37
Other interest-earning assets	19,077	235	1.64	44,221	246	0.74
Total interest-earning assets	944,353	37,047	5.23	803,301	30,686	5.09
Non-interest-earning assets	23,182			23,648
Total assets	$967,535			$826,949

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$159,222	$1,736	1.45%	$135,426	$931	0.91%
Savings accounts	86,653	303	0.47	89,152	473	0.71
Certificates of deposit	284,429	5,167	2.42	277,973	5,761	2.76
Total deposits	530,304	7,206	1.81	502,551	7,165	1.90
Total borrowings	247,490	6,420	3.46	139,849	4,134	3.93
Total escrows	2,158	2	0.12	2,010	4	0.26
Total interest-bearing liabilities	779,952	13,628	2.33	644,410	11,303	2.33
Non-interest-bearing liabilities	80,859			72,013
Total liabilities	860,811			716,423
Total stockholders’ equity	106,724			110,526
Total liabilities and stockholders’ equity	$967,535			$826,949

Net interest-earning assets	$164,401			$158,891
Net interest income		$23,419			$19,383
Net interest rate spread			2.90%			2.76%
Net interest margin			3.30%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities			121.08%			124.66%

Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	For the Three Months Ended March 31,
	2005		2004
		Average		Average
(Dollars in thousands)	Interest	Yield/Cost	Interest	Yield/Cost

Securities - nontaxable	$228	4.65%	$210	4.56%
Tax equivalent adjustments	92		77
Securities - nontaxable to a taxable equivalent yield	$320	6.53%	$287	6.23%

Net interest income	$7,867		$6,568
Tax equivalent adjustment	92		77
Net interest income, tax equivalent	$7,959		$6,645
Net interest rate spread, no tax adjustment		2.85%		2.83%
Net interest margin, no tax adjustment		3.29%		3.27%

	For the Nine Months Ended March 31,
	2005		2004
		Average		Average
(Dollars in thousands)	Interest	Yield/Cost	Interest	Yield/Cost

Securities - nontaxable	$674	4.55%	$618	4.60%
Tax equivalent adjustments	289		237
Securities - nontaxable to a taxable equivalent yield	$963	6.49%	$855	6.37%

Net interest income	$23,130		$19,146
Tax equivalent adjustment	289		237
Net interest income, tax equivalent	$23,419		$19,383
Net interest rate spread, no tax adjustment		2.86%		2.72%
Net interest margin, no tax adjustment		3.26%		3.17%

Interest Income.  Interest income on loans increased $1.4 million and $3.7 million, or 19.8% and 16.8%, respectively, for the three-month and nine-month periods ended March 31, 2005 compared to the three-month and nine-month periods ended March 31, 2004. An overall increase in the average loan balances outstanding, which was partially offset by a decrease in average yields earned on loans, for the three-month and nine-month periods ended March 31, 2005 were the primary reasons for the increase in interest income on loans compared to the similar prior year periods.  The average balance of the Company’s loans increased $107.7 million and $114.4 million or 23.0% and 25.7%, respectively, for the three-month and nine-month periods ended March 31, 2005 compared to the three-month and nine-month periods ended March 31, 2004.  The Company’s average yield earned on loans declined by 12 basis points and 45 basis points, respectively, in the three-month and nine-month periods ended March 31, 2005 compared to the respective three-month and nine-month periods ended March 31, 2004.  Interest income on securities increased $1.1 million and $2.7 million or 39.4% and 30.3%, (adjusting the average yield on our tax-exempt securities to 6.53% and 6.49%, respectively, on a tax equivalent basis) for the three-month and nine-month periods ended March 31, 2005 compared to the three-month and nine-month periods ended March 31, 2004.  Increases in the average yields earned on taxable securities combined with increases in the average balances of securities resulted in increased interest income on securities for the three-month and nine-month periods ended March 31, 2005 compared to the three-month and nine-month periods ended March 31, 2004.

Interest Expense.  Interest expense on deposit accounts increased $437,000, or 20.8%, for the three-month period ended March 31, 2005 compared to the similar prior year period.  The increase was caused by a combination of an increase in the average interest rate paid and an increase in the average deposit balance for the three-month period ended March 31, 2005 compared to the similar prior year period.  Interest expense on deposit accounts increased $41,000, or less than one percent, for the nine-month period ended March 31, 2005 compared to the similar prior year period.  The modest increase was caused by an increase in the average deposit balance which was partially offset by a decrease in the average rate paid on deposits for the nine-month period ended March 31, 2005 compared to the similar period in the prior year.  The average rate paid on deposits increased to 1.94% for the three-months ended March 31, 2005 compared to 1.70% for the three-months ended March 31, 2004.  The average rate paid on deposits fell to 1.81% for the nine-months ended March 31, 2005 compared to 1.90% for the nine-months ended March 31, 2004. Interest expense on borrowings increased $839,000 and $2.3 million, or 56.4% and 55.2% for the three-month and nine-month periods ended March 31, 2005 compared to the similar prior year periods.  These increases primarily resulted from the increases in the average balance of borrowings which were partially offset by decreases in the average rates of borrowings.  The increases in the average balances of deposits and borrowings were primarily responsible for the overall increases in interest expense for the three-month and nine-month periods ended March 31, 2005.

Provision for Loan Losses.  The Company’s provision for loan losses increased $334,000, or 196.5% to $504,000 for the three months ended March 31, 2005 compared to $170,000 for the corresponding prior fiscal year period. For the nine-months ended March 31, 2005, the provision for loan losses increased $705,000, or 213.6% to $1.0 million compared to $330,000 for the nine months ended March 31, 2004. The increases in the provision for loan losses in the three-month and nine-month periods ended March 31, 2005 compared to the three-month and nine-month periods ended March 31, 2004 were primarily related to our continued loan portfolio growth, diversification and a $204,000 write down of a pool of small business loans in the quarter ended March 31, 2005. These loans were originated between 1995 and 2002 in Montgomery, Bucks and Philadelphia counties in Pennsylvania under the Bank’s community reinvestment initiative.  The remaining loan balance in the pool, aggregating $226,000, has been internally classified and is being closely monitored by the Bank.  The Company’s allowance for loan losses as a percentage of its loan portfolio decreased to 1.03% at March 31, 2005 compared to 1.07% at March 31, 2004.  The decrease as a percentage of the loan portfolio primarily reflects our lower level of classified assets and overall improvement in loan delinquency levels over the prior year period.  At March 31, 2005 our ratio of non-performing loans to total loans was 0.52% compared to 0.60% at March 31, 2004.  The Company’s allowance for loan losses increased to $6.0 million at March 31, 2005 compared to $5.2 million at June 30, 2004.  Provisions for loan losses are based primarily upon the Company’s regular review of the credit quality of its loan portfolio, the net charge-offs during the period and other factors.  We believe, that the allowance for loan losses was adequate at March 31, 2005 and represents at such date all known and inherent losses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

Non-Interest Income.  Non-interest income increased $95,000, or 11.2% to $947,000 for the three-month period ended March 31, 2005 compared to $852,000 for the comparable prior year period.  For the three months ended March 31, 2005 compared to the three months ended March 31, 2004, the increase was a combination of an increase in service charges and fees of $138,000 and a $121,000 increase in the amount of realized gain on the sale of loans held for sale, partially offset by a decline in realized gains on the sale of securities available for sale of $158,000. Non-interest income decreased $428,000, or 14.2% to $2.6 million for the nine-month period ended March 31, 2005 compared to $3.0 million in the prior year period.  The decrease in non-interest income for the nine-month period ended March 31, 2005 compared to the nine-month period ended December 31, 2004, was primarily a result of a decline in realized gains on the sale of securities available for sale of $656,000, partially offset by increased loan servicing income of $227,000.

Non-Interest Expense.  Non-interest expense increased $1.4 million, or 27.0% to $6.6 million for the three-month period ended March 31, 2005 compared to $5.2 million for the similar prior year period.  Non-interest expense increased $2.0 million, or 13.4% to $17.3 million for the nine-month period ended March 31, 2005 compared to $15.3 million for the similar prior year period. Increases for the three-month and nine-month periods ending March 31, 2005 over the prior year comparable periods were primarily a result of increases in other expenses of $941,000 and $1.4 million, respectively, and in compensation and employee benefits expense of $246,000 and $287,000, respectively. The increase in other expenses for the three-month and nine-month periods ended March 31, 2005 was primarily related to the Company’s entry into a settlement agreement during the quarter ended March 31, 2005 pursuant to which the Company agreed to pay $930,000 (pre-tax) in order to terminate and settle certain

litigation. See Part II, Item 1, “Legal Proceedings.”   The increase in compensation and employee benefits expense for the three and nine-month period ended March 31, 2005 was primarily due to $175,000 in severance related costs upon the termination of employment of one officer.

Income Tax Expense.  The provision for income taxes for the three-month and nine-month periods ended March 31, 2005 was $527,000 and $2.3 million, respectively.  This compares to a provision of $604,000 and $2.0 million for the similar prior year three-month and nine-month periods.  The effective tax rate for the three-month and nine-month periods ended March 31, 2005 was 30.4% and 31.5%, respectively, compared to 29.0% and 30.0%, respectively, for the three-month and nine-month periods ended March 31, 2004. The increase in the effective tax rate for the three-month and nine-month periods ended March 31, 2005 was primarily due to a decrease in tax-exempt income relative to total pre-tax income for both the three and nine-month periods ended March 31, 2005.

Changes in Financial Condition

General.  Total assets of the Company increased by $68.1 million, or 7.4%, to $989.6 million at March 31, 2005 compared to $921.6 million at June 30, 2004.  The increase in assets primarily resulted from a combination of an increase in net loans receivable of $52.4 million, or 10.0% and securities available for sale and held to maturity of $27.9 million in the aggregate, or 8.4%.  Securities available for sale and held to maturity increased on an aggregate basis by $27.9 million, or 8.4% to $360.7 million at March 31, 2005 compared to $332.7 at June 30, 2004. Net loans increased $52.4 million, or 10.0% from $524.2 million at June 30, 2004 to $576.6 million at March 31, 2005. Total liabilities amounted to $885.0 million at March 31, 2005, an increase of $67.2 million, or 8.2% from June 30, 2004.  Deposits increased $7.4 million, or 1.2% to $610.5 million at March 31, 2005. Certificates of deposit decreased $10.5 million, or 3.8%, core deposits increased $18.0 million, or 5.6%, while borrowings increased $57.4 million, or 27.8% from June 30, 2004.  Total stockholders’ equity increased $874,000 to $104.7 million at March 31, 2005.  The change in stockholders’ equity was primarily the result of net income of $5.0 million and a $204,000 increase in accumulated other comprehensive income which was partially offset by dividend repayments of $3.1 million in the aggregate and the repurchase of 155,577 shares of Company common stock in the open market during the nine-month period at an aggregate cost of $2.6 million, or an average of $16.68 per share.

Cash and Cash Equivalents.  Cash and cash equivalents amounted to $23.2 million and $39.4 million at March 31, 2005 and June 30, 2004, respectively.  Cash and cash equivalents decreased during the nine-month period as funds were utilized to fund loan originations and repurchase Company common stock.

Assets Available or Held for Sale.  At March 31, 2005, securities classified as available for sale and loans classified as held for sale amounted to $186.2 million and $3.0 million, respectively.  This compares to $234.2 million in available for sale securities and $1.1 million in held for sale loans at June 30, 2004.  The decrease of $48.0 million, or 20.5%, in available for sale securities was primarily related to a modification in investment strategy whereby a greater percentage of securities purchased during the nine months ended March 31, 2005 were classified as held to maturity rather than available for sale due to the Company’s ability and intent to hold to maturity.  Cash from sales of certain lower balance mortgage-backed securities totaling $9.9 million, were the primary sources of funds used for these purchases.  At March 31, 2005, the Company had unrealized losses on available for sale securities of $2.3 million net of realized gains, compared to unrealized losses on available for sale securities of $2.5 million at June 30, 2004.  The decrease in the net unrealized losses was a result of a decline in the balance of available for sale securities.

Loans.  The net loan portfolio of the Company increased $52.4 million, or 10.0% from $524.2 million at June 30, 2004 to $576.6 million at March 31, 2005.  During the nine-months ended March 31, 2004, the Bank purchased two wholesale loan pools totaling $21.8 million in newly originated, adjustable rate and fixed rate, single-family residential mortgage loans, at a combined $321,000 discount, which is being accreted into income over the estimated lives of the loans of 4.1 to 5 years.  At March 31, 2005 the average outstanding balance of the loans in these loan pools was $414,000 and the properties securing the loans were all located on the East Coast. Additionally, during the nine-month period ended March 31, 2005, the Bank sold a bulk loan package of $14.7 million of 30-year fixed rate single-family residential mortgage loans with the Bank retaining the servicing of the loans.  These loans were sold as part of an overall interest rate risk management strategy designed to improve the Company’s interest rate risk in an anticipated rising rate environment.  The capitalized servicing rights attributable to the sale of the loans was $147,000 at March 31, 2005.

During the nine months ended March 31, 2005, the Company’s single-family residential loans increased $20.9 million, or 11.5%, construction loans increased $20.1 million, or 35.2%, commercial business loans increased $5.2 million, or 29.1%, home equity loans increased $7.7 million, or 8.4% and consumer loans increased $291,000, or 17.3%, while commercial real estate and multi-family residential loans decreased by $815,000, or less than one percent.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	At March 31, 2005	At June 30, 2004

Accruing loans past due 90 days or more:
Single-family residential	$—	$—
Total	—	—
Non-accrual loans:
Mortgage loans
Single-family residential	484	568
Commercial real estate and multi-family residential	—	48
Home equity	161	39
Consumer loans	—	16
Commercial business loans	299	698
Total	944	1,369

Performing troubled debt restructurings	2,112	1,404
Total non-performing loans	3,056	2,773
Other real estate owned, net	675	403
Total non-performing assets	$3,731	$3,176
Non-performing loans to total loans, net of deferred fees	0.52%	0.52%
Non-performing assets to total assets	0.38%	0.34%

Total non-performing assets increased $555,000, or 17.5%, to $3.7 million at March 31, 2005 compared to $3.2 million June 30, 2004.  The increase was primarily related to an increase in performing troubled debt restructurings and REO, partially offset by a decrease in a majority of the non-accrual loans.

Intangible Assets. The amount of our intangible assets totaled $896,000 at March 31, 2005 compared to $938,000 at June 30, 2004.  Our intangible assets include a core deposit intangible and goodwill, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition, which occurred in 1994.  The core deposit intangible is being amortized over a 12-year life.  At March 31, 2005 the Company had goodwill of $848,000, which is periodically measured for impairment.

Deposits.  The Company’s total deposits increased by $7.4 million, or 1.2% to $610.5 million at March 31, 2005 compared to $603.1 million at June 30, 2004.  At March 31, 2005, checking and money market accounts increased $26.0 million, or 11.2%, to $257.7 million compared to $231.7 million at June 30, 2004, and savings accounts decreased $8.0 million, or 8.7% to $83.8 million compared to $91.9 million at June 30, 2004.  Management believes the decrease in savings accounts was related to transfers to money market accounts and into the equities markets.  At March 31, 2005, certificates of deposit, which comprise the largest component of our deposit portfolio, amounted to $269.0 million or 44.1% of our deposit portfolio, a decrease of $10.5 million from $279.5 million or 46.4% of total deposits at June 30, 2004.  The increase in the overall deposits during the nine-month period was related primarily to increases in checking and money market, which was partially offset by the decrease in certificates of deposit and savings accounts.  The decline in certificates was primarily related to our unwillingness to compete with rates offered by local competition in the current rate environment.  Core deposits increased $18.0 million, or 5.6% during the nine-month period ended March 31, 2005. The increase in core deposits during the nine-month period ended March 31, 2005 was primarily related to an increase in money market and checking accounts, which was partially offset by decreases in savings accounts.

Federal Home Loan Bank Advances. The Company uses advances from the FHLB of Pittsburgh as an additional source of funds to meet our loan demand, as leverage to fund certain revenue enhancing investment strategies and for other asset/liability management purposes.  At March 31, 2005, the total amount of these borrowings outstanding was $263.5 million, which is a $57.4 million or 27.8% increase from the $206.2 million outstanding at June 30, 2004.  The increase in FHLB advances is directly attributable to funding asset growth.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $104.7 million, or 10.6% of assets at March 31, 2005 compared to $103.8 million or 11.3% of total assets at June 30, 2004, an increase of $874,000, or less than one percent.  Changes in stockholders’ equity reflect year-to-date net income of $5.0 million, as well as an increase of $204,000 in accumulated other comprehensive income, primarily as a result of the decrease in the balance of the securities available for sale portfolio, offset by the repurchase of 155,577 shares of Company stock at a cost of $2.6 million, at an average share price of $16.68, during the nine months ended March 31, 2005. The Company paid a cash dividend of $0.11 per share during both the quarter ended September 30, 2004 and December 31, 2004 and a cash dividend per share of $0.12 during the quarter ended March 31,2005.  These regular dividends totaled $3.1 million during the nine-months ended March 31, 2005.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  At March 31, 2005, the total approved investment and loan origination commitments outstanding amounted to $46.0 million.  Certificates of deposit scheduled to mature in one year or less at March 31, 2005 totaled $206.0 million.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The approximate maximum borrowing capacity available to the Company from the FHLB was $607.9 million as of March 31, 2005, based on qualifying collateral.  The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

The Company’s contractual obligations as of March 31, 2005 are as follows:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(dollars in thousands)

Federal Home Loan Debt	$263,527	$84,927	$43,545	$15,138	$119,917
Operating Leases	3,058	698	1,270	869	221

Total Obligations	$266,585	$85,625	$44,815	$16,007	$120,138

Capital

At March 31, 2005, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2005
Tangible capital	$94,760	9.6%	$14,836	1.5%	$19,781	2.0%
(to tangible assets)
Core capital	94,760	9.6%	39,615	4.0%	49,519	5.0%
(to adjusted tangible assets)
Tier I capital	94,760	16.6%	N/A	N/A	34,352	6.0%
(to risk-weighted assets)
Risk-based capital	100,771	17.6%	45,802	8.0%	57,253	10.0%
(to risk-weighted assets)

As of June 30, 2004
Tangible capital	$88,018	9.5%	$13,826	1.5%	$18,434	2.0%
(to tangible assets)
Core capital	88,018	9.5%	36,929	4.0%	46,162	5.0%
(to adjusted tangible assets)
Tier I capital	88,018	16.7%	N/A	N/A	31,570	6.0%
(to risk-weighted assets)
Risk-based capital	93,238	17.7%	42,093	8.0%	52,616	10.0%
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

Part II.  OTHER INFORMATION

Item l.     Legal Proceedings

On February 22, 2005, the Bank entered into a Memorandum of Settlement Terms and Conditions (the “Settlement Agreement”) which provides for the settlement and resolution of all matters with respect to the Bank and all Bank related parties in the case known as ATS Products Corporation v. Willow Grove Bank (U.S. District Court for the Eastern District of Pennsylvania) and all related actions (these cases previously have been described under the heading “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and its Annual Report on Form 10-K for the fiscal year ended June 30, 2004, which descriptions are incorporated herein by reference).  Pursuant to the terms of the Settlement Agreement, the Bank agreed to make certain payments in full settlement of all claims (a substantial portion of which will be covered by the Bank’s indemnity insurance).  The Settlement Agreement was filed in the United States District Court, was subject to and conditioned upon the approval of the United States Bankruptcy Court for the Eastern District of Pennsylvania due to one plaintiff’s pending bankruptcy proceeding.  The bankruptcy court approved the settlement agreement in April 2005 and the settlement was finalized. Based on the terms of the Settlement Agreement, the Company recorded a pretax charge of $930,000 (approximately $632,000 tax-effected) in the quarter ended March 31, 2005 with respect to this settlement.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a.     Not applicable

b.     Not applicable

c.     The following table presents the repurchasing activity pursuant to the Company’s stock repurchase program during the third quarter of fiscal 2005:

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares that
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	shares	Price Paid	Plans or	Plan or
Period	Purchased	per Share	Programs	Programs
Month #1 January 1, 2005- January 31, 2005	—	—	—	493,597
Month #2 February 1, 2005 February 28, 2005	12,600	$17.25	12,600	480,997
Month #3 March 1, 2005- March 31, 2005	5,500	$16.94	5,500	475,497
Total	18,100	$17.16	18,100	475,497

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

(d)   No stock repurchase programs expired during the third quarter of fiscal 2005.

(e)   All shares were purchased through the 2004 program and were accomplished in the open-market.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

a.     Not applicable.

b.     Not applicable.

Item 6.    Exhibits

(a)           List of Exhibits (filed herewith unless otherwise noted)

Exhibit No.	Description

2.1	Agreement and plan of merger, dated January 20, 2005, by and between Willow Grove Bancorp, Inc. and Chester Valley Bancorp Inc. (9)

3.1	Articles of Incorporation of Willow Grove Bancorp, Inc. (1)

3.2	Ammended and Restated Bylaws of Willow Grove Bancorp, Inc. (9)

4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc. (1)

10.1	Employment Agreement between Willow Grove Bancorp, Inc. and Frederick A. Marcell Jr. (8)

10.2	Employment Agreement between Willow Grove Bank and Frederick A. Marcell Jr. (8)

10.3	Form of Employment Agreement entered into between Willow Grove Bank and each of Christopher E. Bell, John T. Powers, Jerome P. Arrison and Ammon J. Baus (8)

10.4	Supplemental Executive Retirement Agreement (2)

10.5	Non-Employee Director’s Retirement Plan (3)

10.6	1999 Stock Option Plan (4)

10.7	1999 Recognition and Retention Plan and Trust Agreement (4)

10.8	Amended Directors and Officers Incentive Compensation Plan (5)

10.9	2002 Stock Option Plan (6)

10.10	2002 Recognition and Retention Plan and Trust Agreement (6)

10.11	Deferred Compensation Plan (7)

10.12	Employment Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Donna M. Coughey (to be effective as of the effective time Of the Merger) (9)

10.13	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr. (9)

10.14	Form of Employment Agreement by and between Willow Grove Bank and each of G. Richard Bertolet, Matthew D. Kelly, Joseph T. Crowley and Colin Maropis (to be effective as of the time of the Merger) (9)

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.0	Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

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

WILLOW GROVE BANCORP, INC.

Date: May 10, 2005	By:	/s/ Frederick A. Marcell Jr.
Frederick A. Marcell Jr.
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Christopher E. Bell
Christopher E. Bell
Chief Financial Officer