Form 10-K
period 2005-06-30
WILLOW GROVE BANCORP INC/NEW
filed 2005-09-13
CIK 1163428

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended JUNE 30, 2005
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
(Title of Class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒    NO ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $18.92 on December 31, 2004, the last business day of the Registrant's second quarter was $158,323,922 (9,790,314 shares outstanding less 1,422,242 shares held by affiliates at $18.92 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be "affiliates" of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

        As of the close of business on September 9, 2005 there were 14,715,407 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of the Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III.

Willow Grove Bancorp, Inc.

FORM 10-K

For the Fiscal Year Ended June 30, 2005

INDEX

i

Forward Looking Statements

        This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Willow Grove Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: "believe", "expect", "anticipate", "intend", "plan", "estimate", or words of similar meaning, or future or conditional terms such as "will", "would", "should", "could", "may", "likely", "probably", or "possibly." Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Willow Grove Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) estimated cost savings from the acquisition of Chester Valley Bancorp not being fully realized within the expected time frame; (4) revenues following the acquisitions of Chester Valley Bancorp Inc. being lower than expected; (5) competitive pressure among depository institutions increasing significantly; (6) costs or difficulties related to the integration of the businesses of Willow Grove Bancorp and Chester Valley Bancorp being greater than expected; (7) changes in the interest rate environment causing reduced interest margins; (8) general economic conditions, either nationally or in the markets in which Willow Grove Bancorp is or will be doing business, being less favorable than expected;(9) political and social unrest, including acts of war or terrorism; or (10) legislation or changes in regulatory requirements adversely affecting the business in which Willow Grove Bancorp will be engaged. Willow Grove Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I

Item 1. Business

        General.    Willow Grove Bancorp, Inc. (the "Company"), is a Pennsylvania corporation and parent holding company for Willow Grove Bank (the "Bank"). The Bank, which was originally organized in 1909, is a Federally chartered savings bank and wholly owned subsidiary of the Company. The Bank's business consists primarily of making commercial business and consumer loans as well as real estate loans, both commercial and residential, funded primarily by retail and business deposits along with borrowings obtained from the Federal Home Loan Bank ("FHLB") of Pittsburgh.

        After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. ("Chester Valley"), a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $636 million in assets. Chester Valley had two wholly owned subsidiaries, First Financial Bank, a Pennsylvania chartered commercial bank ("FFB") with 13 full-service banking offices, and Philadelphia Corporation for Investment Services, a registered investment advisor and broker dealer ("PCIS"). The former 13 full-service banking offices of FFB, which are located in Chester County, Pennsylvania, are now operating as the "First Financial Division" of Willow Grove Bank, while the remaining 14 full-service offices of the Bank, which are located in neighboring Montgomery County and Bucks County, Pennsylvania, as well as Philadelphia, are now operated as the "Willow Grove Division."

        Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the "Merger Agreement"), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the "Merger"), and FFB was merged with and into Willow Grove with Willow Grove as the surviving bank (the "Bank Merger"). PCIS now remains as a wholly owned subsidiary of the Company. As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the "Chester Valley Common Stock"), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of Willow Grove common stock, par value $0.01 per share (the "Willow Grove Common Stock"), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company's issuance of an aggregate of 4,977,256 shares of Willow Grove Common Stock and $51.0 million in cash, resulting in a total merger consideration paid for Chester Valley Common Stock of $126.9 million, based on the closing price of Willow Grove Common Stock of $15.25 per share on August 31, 2005. Willow Grove used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash.

        The Merger has been accounted for using the purchase method of accounting, which requires that our financial statements include activity of Chester Valley only subsequent to the acquisition date of August 31, 2005. Accordingly, our consolidated financial statements and the information herein at and for the year ended June 30, 2005 does not include Chester Valley or its former subsidiaries, FFB and PCIS. The Company will file a current Report on Form 8-K with the SEC on or before November 16, 2005, which will include certain pro forma combined financial information.

        References to Company include its subsidiaries, Willow Grove Bank and, after August 31, 2005, PCIS, unless the context of the reference indicates otherwise.

        In recent years, the Company's business plan focused on the following primary goals—changing operations to a full-service community bank and continued steady growth while maintaining a high level of asset quality. Until the acquisition of Chester Valley, the growth was accomplished through internal means. To the extent that additional acquisition opportunities present themselves and are deemed prudent by the Board of Directors and management, additional acquisitions of financial institutions will be considered to further enhance shareholder value. We also will consider adding additional de novo Bank branch offices to "fill-in" our existing network.

        The Bank's customer deposits are insured to the maximum extent provided by law, by the Federal Deposit Insurance Corporation ("FDIC"), through the Savings Association Insurance Fund ("SAIF"). The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and is also regulated by the FDIC. The Bank is also subject to reserve requirements established by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board" or "FRB"), and is a member of the FHLB, one of the regional banks comprising the Federal Home Loan Bank System.

        Our executive offices are located at Welsh and Norristown Roads, Maple Glen, Pennsylvania, and our telephone number is (215) 646-5405.

        On April 3, 2002 Willow Grove Bank completed its reorganization from the two-tier mutual holding company form of organization to the stock form of organization (the "April 2002 Reorganization"). Willow Grove Bancorp, Inc., the new Pennsylvania corporation, through a public subscription offering, sold 6,414,125 shares of stock at $10.00 per share and issued 4,869,375 to the stockholders of Willow Grove Bancorp, Inc., the former federal corporation, which represented an exchange of 2.28019 shares of its stock for each share of the former company. Willow Grove Bank is a federally chartered savings bank and, since the April 2002 Reorganization, has been the wholly-owned subsidiary of Willow Grove Bancorp, Inc., the Pennsylvania corporation. All per share data and information prior to April 3, 2002 refers to the former Willow Grove Bancorp, Inc., the federal corporation and has been restated to reflect the effect of the increased shares resulting from the share issuance and exchange resulting from the April 2002 Reorganization.

Available Information

        The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Our SEC filings are available to the public at the SEC's web site at http://www.sec.gov. Members of the public may also read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. In addition, our stock is listed for trading on the Nasdaq National Market and trades under the symbol "WGBC". You may find additional information regarding Willow Grove Bancorp, Inc. at www.nasdaq.com. In addition to the foregoing, we maintain a web site at www.willowgrovebank.com. We make available on our Internet web site copies of Willow Grove Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after we file such material with, or furnish such documents to, the SEC.

Market Area and Competition

        The Bank's primary market area includes Bucks, Montgomery and Philadelphia Counties in Pennsylvania. With the acquisition of FFB as of August 31, 2005, the Bank has substantially expanded its presence in Chester County, Pennsylvania. To a lesser extent, the Bank provides services to areas of Delaware, Berks and Lancaster Counties, Pennsylvania as well as central and southern New Jersey and Delaware.

        The Bank's direct competition for attracting deposits and originating loans has historically come from savings associations, other savings banks, commercial banks and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds, and other non-financial institutions such as securities brokerage firms and insurance companies. The Bank competes successfully for loans and deposits through competitive interest rates, maturities and fees as well as providing quality service to its customers.

        PCIS is engaged in the securities brokerage and asset management activities, both of which are extremely competitive business lines. Competitors include all of the member organizations of the New York Stock Exchange and other registered securities exchanges, all members of the National Association of Securities Dealers, Inc. ("NASD"), commercial banks and savings associations, insurance companies, investment companies, and financial consultants. PCIS competes successfully against other firms through its' quality service, excellent reputation, successful track record and competitive pricing.

Employees

        The Company had 170 full-time employees and 50 part-time employees at June 30, 2005. If the Chester Valley acquisition were to have occurred on June 30, 2005, the Company's full-time and part-time employees would have increased by 176 and 27, respectively. None of these employees are covered by a collective bargaining agreement and the Company believes it enjoys good relations with its personnel.

Lending Activities

        Loan Portfolio Composition.    The following table sets forth the composition of the loan portfolio as of the dates indicated. This data does not include single family loans classified as held for sale which amounted to $1.8 million, $1.1 million, $5.3 million, $1.6 million, and $2.6 million at June 30, 2005, 2004, 2003, 2002 and 2001, respectively.

	June 30, 2005		June 30, 2004		June 30, 2003		June 30, 2002		June 30, 2001
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Mortgage loans:
Single-family	$202,942	34.34%	$181,049	34.15%	$131,821	31.40%	$181,454	40.40%	$198,310	43.17%
Commercial real estate and multi-family	174,920	29.60	180,881	34.12	155,892	37.14	134,294	29.90	128,613	28.00
Construction	86,658	14.66	57,014	10.75	36,191	8.62	29,306	6.52	27,724	6.04
Home equity	100,805	17.06	91,848	17.32	72,990	17.39	75,016	16.70	75,060	16.34

Total mortgage loans	565,325	95.66	510,792	96.34	396,894	94.55	420,070	93.52	429,707	93.55
Consumer loans	2,106	0.36	1,678	0.32	2,324	0.55	10,081	2.24	9,688	2.11
Commercial business loans	23,492	3.98	17,686	3.34	20,549	4.90	19,067	4.24	19,925	4.34

Total loans receivable	590,923	100.00%	530,156	100.00%	419,767	100.00%	449,218	100.00%	459,320	100.00%

Allowance for loan losses	(6,113)		(5,220)		(5,312)		(4,626)		(4,313)
Deferred loan fees	(623)		(747)		(656)		(737)		(808)

Loans receivable, net	$584,187		$524,189		$413,799		$443,855		$454,199

        Contractual Principal Repayments and Interest Rates.    The following table sets forth scheduled contractual amortization of the loan portfolio at June 30, 2005. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	At June 30, 2005, the amount due within
	1 year or less	more than 1 year to 3 years	more than 3 years to 5 years	more than 5 years to 10 years	more than 10 years to 20 years	more than 20 years	Total
	(Dollars in thousands)
Mortgage loans:
Single-family and home equity	$881	$3,973	$13,841	$38,355	$138,926	$107,771	$303,747
Commercial real estate and multi- family	7,249	2,429	12,359	65,357	78,927	8,599	174,920
Construction	70,903	4,112	319	4,325	6,691	308	86,658

Total mortgage loans	79,033	10,514	26,519	108,037	224,544	116,678	565,325
Consumer	68	514	748	385	336	55	2,106
Commercial business	993	1,069	1,720	6,382	3,721	9,607	23,492

Total	$80,094	$12,097	$28,987	$114,804	$228,601	$126,340	$590,923

        Of the $510.8 million of loan principal repayments due after June 30, 2006, $256.8 million have fixed rates of interest and $254.0 million have adjustable rates of interest.

        Lending Activity and Products.    The Bank's lending activities are subject to underwriting standards and origination procedures, which have been approved by its Board of Directors.

        Single-Family Residential First Mortgage Loans.    We process, underwrite and originate single-family residential mortgage loans on both a retail and wholesale basis. We have developed an extensive network of active residential mortgage brokers and mortgage bankers to support our wholesale production system. These correspondents identify, process and close loans on our behalf based upon rates and terms that we provide to them on a regular basis which correlate to our assessment of our demand for various types of loans. The correspondents forward completed loan applications that are underwritten and approved by Bank personnel in accordance with standards previously approved by the Board of Directors. Depending upon the various programs we have with the correspondents, loans will be classified as either purchased, where the correspondent provides the funds for the loan closing or originated, where the Bank provides the funds for the closing of the loan. In either scenario, the loan could be held in portfolio or sold (on either a servicing released or retained basis) in the secondary market. Retail residential lending activities are supported with internal loan officers, whereby loan applications are obtained through our branch network and referrals from local builders, real estate brokers and financial consultants. In order to facilitate sale in the secondary market, single-family residential mortgage loans generally are underwritten in accordance with Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines. The Bank will also originate loans that do not conform to the underwriting standards of FHLMC and FNMA that are held in the portfolio. In general, these loans do not conform to their underwriting standards due to the size of the loan. Upon completion of the merger with Chester Valley, the Company's strategy has changed in that loan portfolio growth will be concentrated in commercial real estate and multi-family, commercial business, construction and consumer lending products. To a lesser extent, the Company may originate single-family residential loans portfolio, primarily with adjustable interest rates.

        In addition to originating loans, the Bank periodically purchases participation interests in larger balance loans, typically multi-family and commercial real estate mortgage loans and construction loans from other financial institutions in our market area. We may purchase these loans to supplement our own originations or sell participations to manage borrower concentration risks. All purchased participations comply with the Bank's approved underwriting standards. During fiscal 2005, participations purchased aggregated $1.6 million of commercial real-estate loans and $17.6 million of construction loans. In addition, during fiscal 2005, the Bank purchased pools of single-family residential fixed-rate and adjustable-rate "jumbo" mortgage loans aggregating $21.7 million. Other than the outstanding balances, which generally exceed secondary market standards, the loans in these pools conform to FNMA and FHLMC guidelines. The properties securing the loans in these pools were located across the eastern United States, primarily concentrated in the Mid-Atlantic United States. The loan pools were subject to our due diligence review and conformed to the Bank's internal underwriting standards. At June 30, 2005, all the loans in pools were current in their payment status. Subsequent to the acquisition of Chester Valley, the Company's intent is to limit such purchases of whole loans and focus its origination efforts through its retail branch network as well as salaried loan officers.

        The Bank generally requires a current appraisal prepared by an independent appraiser or an acceptable alternative property valuation on all new single-family residential mortgage loans as well requiring private mortgage insurance on all first mortgage loans with a loan to value in excess of 80%. Title insurance is required on loans secured by real estate with the exception of certain single-family residential loans originated under $150,000. Hazard insurance is required on all real estate loans. Flood insurance is also required for all loans secured by properties located in a designated flood area.

        Since 2002, FFB had outsourced its originations of single-family residential real estate loans to a third-party processor and sold substantially all of such loans promptly upon origination recognizing a gain or loss on the sale. At the time of the Merger on August 31, 2005, FFB's portfolio of single-family residential mortgage loans amounted to approximately $50.4 million. Subsequent to the merger of FFB with and into the Bank, the Bank's processing, underwriting and origination or single-family residential mortgage loans will be streamlined through an in-house origination and processing staff as it is the Company's intent that most of the principal balance and servicing rights of these loans now will be originated for re-sale in the secondary market.

        Home Equity Loans.    In recent years, we have increased our emphasis on the origination of home equity loans and lines of credit, due to their shorter maturities (the maximum term of the Bank's home equity loans is 20 years with the exception of purchase money second mortgage loans whose maximum term may be up to 30 years) and generally have higher interest rates. A home equity loan is a fixed-rate loan where the borrower receives the total loan amount at a closing and makes monthly payments to repay the loan within a specific time period. Home equity lines of credit are a revolving line of credit with a variable rate and no stated maturity date. The borrower may draw on this account (up to the maximum credit amount) and repay this line at any time. At June 30, 2005 home equity loans and lines of credit aggregated $100.8 million or 17.1% of the total loan portfolio. Of this amount, $19.1million were lines of credit. The unused portion of home equity lines of credit aggregated $22.4 million at June 30, 2005. Despite increased amortization and prepayments on home equity loans due to the low level of interest rates in recent periods, the outstanding balance of home equity loans held at June 30, 2005 increased $9.0 million or 9.8% from June 30, 2004.

        Home equity loans and lines of credit are secured by the borrower's residence, on which the Bank generally obtains a second lien position on the underlying real estate. The Bank's home equity programs provide financing in amounts up to 100% of the value of the property securing the loan, when combined with the first mortgage. In addition to originating home equity loans through our branch offices, we rely considerably on purchased loans from our network of correspondents.

        FFB also offered home equity loans and lines of credit. At the time of the Merger on August 31, 2005, FFB's home equity loans and lines of credit approximated $125.5 million in the aggregate.

        Other Consumer Lending Activities.    The Bank offers various types of other consumer loans primarily consisting of loans secured by automobiles and to a much lesser extent deposit account loans, and unsecured personal loans. In addition to originating consumer loans, we facilitate the funding of student loans through our banking offices in conjunction with American Education Services ("AES/PHEAA"). Consumer loans other than home equity loans are originated through our branch network. At June 30, 2005, $2.1 million, or 0.4% of our total loan portfolio consisted of these types of loans. This compares to $1.7 million of other consumer loans, or 0.3% of the total loan portfolio, at June 30, 2004. At the time of the merger on August 31, 2005, FFB's other consumer loans approximated $15.1 million.

        Commercial Real Estate and Multi-Family Residential Real Estate Loans.    At June 30, 2005, commercial real estate and multi-family residential loans amounted to $174.9 million or 29.6% of the total loan portfolio. This compares to $180.9 million or 34.1% at June 30, 2004.

        The Bank's commercial real estate and multi-family residential loan portfolio consists primarily of loans secured by office buildings, retail and industrial buildings, strip shopping centers, residential properties with five or more units, non-FNMA eligible single-family residential investment properties and other properties used for commercial and multi-family purposes located within the Bank's market area. During the year ended June 30, 2005, the commercial real estate and multi-family loan portfolio declined by $6.0 million, or 3.3%. In general, this portfolio is originated by salaried loan officers of the Bank, who may develop relationships with brokers to supplement their originations.

        The Bank's underwriting standards for the commercial real estate and multi-family residential loan portfolio allows for terms up to 25 years with monthly amortization over the life of the loan and loan to values of not more than 80%. Interest rates are generally adjustable with a maximum interest rate reset period of five years. Prepayment fees are generally charged on most commercial real estate and multi-family loans in order to partially protect the Bank in a falling interest rate environment. Personal guarantees are generally required as additional security for this portfolio of loans.

        Commercial real estate and multi-family real estate lending generally involves increased risks as compared to single-family residential lending; including but not limited to, larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower's business. The Bank attempts to mitigate these risks by limiting loans to proven businesses, properties with historical operating performance sufficient to service the debt, utilizing conservative debt coverage ratios in the underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property. Additionally, independent appraisal reports are obtained on each loan to substantiate the property's market value, and are reviewed by qualified bank personnel prior to the closing of the loan.

        FFB also offered commercial real estate loans, which generally are secured by properties in southeastern Pennsylvania. At the time of the Merger on August 31, 2005, FFB had $161.7 million of commercial real estate loans in portfolio. Subsequent to the merger of FFB with and into the Bank, the Company's intent is to continue to focus its efforts on growing this portfolio.

        Construction Loans.    Construction loans for residential and commercial are originated within our market area. The Bank generally limits construction loans to builders and developers with whom the Bank has an established relationship, or who are otherwise known to officers of the Bank. Additionally, the Bank may acquire participation interests in certain construction loans originated by other local financial institutions that have similar underwriting standards as the Bank. These participation loans undergo a full underwriting in accordance the Bank's established policy. Construction loans outstanding at June 30, 2005 were $86.7 million, or 14.7% of total loans, compared to $57.0 million or 10.8% of total loans at June 30, 2004.

        Construction loans generally have variable rates of interest, which is a strong tool in managing the interest rate risk exposure of the Bank. Generally, they have a maximum term to maturity of three years and loan to value ratios of 80% or less. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation, prior experience and financial position of the builder, the location of the property and prior sales in the development and the surrounding area.

        Independent appraisals are obtained for all construction loans and are reviewed and analyzed by qualified employees of the Bank. Property inspections are done at inception as well as prior to advancing additional proceeds committed under the loan documents. Monthly payment of interest is required on all construction loans either through cash or an interest reserve established as part of the loan.

        Construction loans can also be originated for the acquisition and development of land for sale (i.e. roads or other improvements). These loans generally require that the builder have a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and are generally limited to a loan to value of 75% or less of the appraised value. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released. Generally, all of these loans are in the Bank's market area and are to developers with whom the Bank has a prior relationship. Personal guarantees from the borrowers are generally required for these loans.

        Construction and land loans generally carry a higher degree of risk than single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property's value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.

        In order to mitigate some of the risks inherent to construction lending, inspections are done both prior to origination and throughout construction prior to advancing funds, limiting the advancement of funds for speculative homes, limiting originations to builders who have established relationships or significant experience, as well as obtaining personal guarantees from the principals.

        FFB also originated construction loans and, as of the time of the Merger on August 31, 2005, had a portfolio of $33.1 million in construction and land acquisition loans.

        Commercial Business Loans.    At June 30, 2005, commercial business loans aggregated $23.5 million, or 4.0% of total loans, compared to $17.7 million at June 30, 2004, or 3.3% of total loans. These loans are generally originated to small and medium sized businesses in our market area. With our recent acquisition of First Financial Bank, a greater emphasis will be placed on the origination of these loans due to the expertise which FFB had in this area as well as steps taken by the Bank in recent years to increase its expertise in this area. These types of loans assist in the Bank's asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return that compensate for the additional credit risk associated with these loans.

        Generally, the Bank provides these loans on a secured basis and are collateralized by accounts receivable, inventory, equipment, and/or other general corporate assets of the borrower. Additionally, most commercial business loans are guaranteed by the principals of the borrower. Interest rates are adjustable, indexed to a published prime rate of interest or fixed.

        Generally, commercial business loans have been characterized as having higher risks associated with them than single-family mortgage loans due to the borrowers' business operations being more susceptible to local and national economic conditions as well as collateral being less tangible than real estate. These risks are mitigated by the Bank employing individuals experienced in this lending and by generally requiring the personal guarantees of the business principals. Additionally, in many instances, personal assets of the principals are obtained as additional security for these loans.

        FFB was an active originator of commercial business loans to small to medium sized businesses located in its market area. The Bank expects that this will be a significant growth area in its lending function as it applies FFB's commercial lending model to its combined operations. As of August 31, 2005, FFB had $81.2 million of commercial business loans in portfolio of which $30.6 million were small business loans.

        The following table shows the activity in our loan portfolio during the periods indicated.

	Year ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Loans held at the beginning of the period	$530,156	$419,767	$449,218
Originated and purchased for portfolio(1)(2):
Mortgage loans:
Single-family	52,933	110,707	91,904
Commercial real estate and multi-family	39,879	64,382	46,768
Construction	70,558	54,396	28,854
Home equity	54,782	73,209	53,419
Consumer loans	267	95	2,669
Commercial business loans	11,153	12,431	13,488

Total originations and purchases for portfolio	229,572	315,220	237,102
Transfer of loans from portfolio to held for sale	—	—	(43,451)
Amortization and curtailments	(168,460)	(204,104)	(222,711)
Charge-offs	(345)	(727)	(391)

Net change in loans	60,767	110,389	(29,451)

Total loans held at the end of the period	$590,923	$530,156	$419,767

(1)
Excludes loans classified as held for sale at the time of origination.

(2)
Includes $21.7 million and $85.6 million in purchased single-family mortgage loans for fiscal 2005 and 2004, respectively

        Loans to One Borrower.    Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") and pursuant to regulations for Federal Savings Banks, the aggregate loans that the Bank can make to any one borrower is equal to 15% of the Bank's unimpaired capital and surplus (in our case, this amount would be approximately $15.1 million at June 30, 2005), although there are provisions that would allow us to lend an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. At June 30, 2005, our three largest credit relationships with an individual borrower and related entities amounted to $11.4 million, $9.6 million and $9.6 million; each of are in conformity with the current loans to one borrower regulations described above. As a result of the Merger, Willow Grove Bank's loans to one borrower limit increased to approximately $15.8 million.

Asset Quality

        General.    As a part of our efforts to maintain asset quality, we have developed and implemented an asset classification system in conjunction with federal regulations. All of our assets are subject to this classification system. Loans are periodically reviewed and the classifications reviewed at least quarterly by the Loan Committee of the Board of Directors.

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

        On loans for which the Bank considers the collection of principal or interest payments doubtful, we cease the accrual of interest income ("non-accrual" loans). On loans more than 90 days past due, as to principal and interest payments, it is the Bank's policy to discontinue accruing additional interest and reverse any interest currently accrued (unless it is determined that the loan principal and interest are fully secured and in the process of collection). On occasion, a loan may be placed on non-accrual earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan. Interest income is not accrued on these loans until the borrower's financial condition and payment record demonstrate an ability to service the debt.

        Real estate that the Bank acquires as a result of foreclosure or deed-in-lieu of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at the lower of cost or fair value less estimated selling cost. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are reflected in operations, as incurred.

        Delinquent Loans.    The following table sets forth information concerning delinquent loans at the dates indicated. The amounts presented represent the total outstanding principal balances of the related loans rather than the actual payment amounts that are past due.

	At June 30, 2005		At June 30, 2004
	30 to 59 days	60 to 89 days	30 to 59 days	60 to 89 days
	(Dollars in thousands)
Mortgage loans:
Single-family	$1,635	$456	$888	$254
Commercial real estate and multi-family	831	—	—	—
Construction	163	—	—	—
Home equity	96	18	321	—
Consumer loans	2	3	4	30
Commercial business loans	—	—	—	—

Total loans receivable	$2,727	$477	$1,213	$284

        Loans delinquent 30 to 89 days amounted to $3.2 million at June 30, 2005 compared to $1.5 million at June 30, 2004. Management continues to regularly monitor all delinquent loan activity. Management does not consider the current level of delinquencies to be of any significant concern as, based upon past experience, most loans, are expected to return to fully performing status without going to non-accrual status. In any event, management believes that these loans are adequately collateralized.

        Non-Performing Assets.    The following table sets forth information with respect to non-performing assets we have identified, including non-accrual loans and other real estate owned. The decrease in non-performing assets from $3.2 million at June 30, 2004 to $3.1 million at June 30, 2005 was the result of decreases in non-accrual loans partially offset by an increase in performing troubled debt restructured.

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Accruing loans 90 or more days past due
Mortgage loans	$109	$—	$367	$—	$42
Commercial business loans	—	—	147	200	—
Other	—	3	—	—	49

Total accruing loans 90 or more days past due	109	3	514	200	91

Non-accrual loans
Mortgage loans:
Single-family	146	568	1,064	1,897	1,485
Commercial real estate and multi-family	315	48	48	1,179	675
Home equity	99	39	236	55	278
Consumer	—	16	7	104	151
Commercial business	106	698	360	724	966

Total non-accrual loans	666	1,369	1,715	3,959	3,555

Performing troubled debt restructurings	1,912	1,404	1,463	1,512	1,535

Total non-performing loans	2,687	2,776	3,692	5,671	5,181
Other real estate owned, net	439	403	391	85	—

Total non-performing assets	$3,126	$3,179	$4,083	$5,756	$5,181

Non-performing loans to total loans	0.46%	0.52%	0.88%	1.26%	1.13%
Non-performing assets to total assets	0.33%	0.34%	0.48%	0.76%	0.83%

        At the time of the Merger on August 31, 2005, FFB had $3.4 million in non-accrual loans and no accruing loans more than 90 days past due, no performing troubled debt restructurings or other real estate owned for an aggregate of $3.4 million in total non-performing assets.

        Classified and Criticized Assets.    Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, based upon their judgment, classify them. There are three classifications for problem assets: "substandard," "doubtful," and "loss". Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions and values, questionable, and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Federal regulations also require another unclassified category designated "special mention" to be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. At June 30, 2005, the Company had $1.9 million of assets classified as substandard, consisting of $665 thousand of single-family mortgage loans, $1.1 million of commercial business loans and $109 thousand of construction loans, and $487 thousand classified as doubtful, consisting of $315 thousand of multi-family and commercial real estate loans and $172 thousand of commercial business loans. There were no loans classified as loss. This compares to $3.0 million of our assets classified as substandard, consisting of $1.7 million of multi-family and commercial real estate loans, $637 thousand of single-family mortgage loans, $545 thousand of commercial business loans and $39 thousand of home equity loans, and no loans classified as doubtful or loss, at June 30, 2004.

        Allowance for Loan Losses.    The allowance for loan losses is maintained at a level management believes is adequate to cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Our determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. We use historical loss factors for each loan type and for loans considered to have a higher degree of risk. An additional component is used for factors that may not be included in the historical loss calculation. This component establishes a range for factors such as, but not limited to, delinquency trends, asset classification trends and current economic conditions. Management then assesses these conditions and establishes, to the best of its ability, the allowance for loan loss from within the range calculated, based upon the facts known at that time. The methodology does not imply that any portion of the allowance for loan loss is restricted, but the allowance for loan losses applies to the entire loan portfolio.

        The allowance is increased by a provision for loan losses, which is charged against income. As shown in the table below, at June 30, 2005, our allowance for loan losses amounted to $6.1 million or 195.55% and 1.05% of our non-performing loans and total loans receivable less deferred fees, respectively.

	Year ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance—beginning of period	$5,220	$5,312	$4,626	$4,313	$3,905
Plus: provisions for loan losses	1,232	426	1,034	1,212	7,856
Less: charge-offs for
Mortgage loans	7	58	284	12	18
Consumer loans	22	11	4	173	72
Commercial business loans	316	658	103	769	7,359

Total charge-offs	345	727	391	954	7,449

Plus: recoveries for
Mortgage loans	6	74	—	—	—
Consumer loans	—	1	—	11	1
Commercial business loans	—	134	43	44	—

Total recoveries	6	209	43	55	1

Balance—end of period	$6,113	$5,220	$5,312	$4,626	$4,313

Allowance for loan loss to total end of period non-performing loans	195.55%	188.04%	143.88%	81.57%	83.25%
Charge-offs to average loans	0.06%	0.16%	0.08%	0.21%	1.65%
Allowance for loan loss to end of period total loans less deferred fees	1.05%	0.99%	1.27%	1.03%	0.94%

        At the time of the Merger on August 31, 2005, FFB's allowance for loan losses amounted to approximately $7.2 million or 1.57% of its total loans and 213.8% of its non-performing loans at such date.

        The provision for loan losses for the year ended June 30, 2005 was $1.2 million, an increase from $426 thousand in the prior year. Net charge-offs decreased from $518 thousand in fiscal year 2004 to $339 thousand in fiscal year 2005. The primary reason for the increase in the percent of the allowance for loan losses to total loans as well as the increase in the provision for loan losses was a change in the loan portfolio mix, namely the increased balance of construction loans. Management assesses the allowance for loan losses at least quarterly, and makes any necessary provision for losses needed to maintain our allowance for losses at a level deemed adequate. We believe that the allowance for loan losses was adequate at June 30, 2005 to cover losses that are both probable and reasonably estimable based upon the facts and circumstances known to us at that date.

        Effective December 21, 1993, the OTS in conjunction with the Comptroller of the Currency, the FDIC and the Federal Reserve Board issued a Policy Statement regarding a financial institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the regulatory agencies and does not necessarily constitute generally accepted accounting principles, includes guidance (i) on our responsibilities for the assessment and establishment of an adequate allowance; and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies used to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of the institution's portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available as of the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling". Our policy for establishing loan losses is consistent with the Policy Statement. In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology And Documentation Issues". The guidance in the SAB was effective immediately and focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan losses. Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies, represented by the FFIEC issued an interagency policy statement entitled "Allowance For Loan and Lease Loss Methodologies And Documentation For Banks and Savings Institutions" ("FFIEC Policy Statement"). The SAB and FFIEC Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan loss methodologies and supporting documentation. Management believes to the best of its knowledge that the Bank's documentation relating to the allowance for loan loss is consistent with these pronouncement.

        The allocation of the allowance for loan losses is shown in the table below. It is broken down by loan type at June 30, 2005. Through such allocations, we do not intend to imply that actual future charge-offs will necessarily follow the same pattern or that any portion of the allowance is restricted.

	June 30, 2005		June 30, 2004		June 30, 2003		June 30, 2002		June 30, 2001
	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans
	(Dollars in thousands)
Mortgage loans:
Single-family	$155	34.34%	$155	34.15%	$161	31.40%	$255	40.40%	$239	43.17%
Commercial real estate and multi-family	2,280	29.60	2,345	34.12	2,705	37.14	2,239	29.90	1,454	28.00
Construction	2,169	14.66	1,598	10.75	1,156	8.62	937	6.52	554	6.04
Home equity	537	17.06	484	17.32	430	17.39	472	16.70	437	16.34

Total mortgage loans	5,141	95.66	4,582	96.34	4,452	94.55	3,903	93.52	2,684	93.55
Consumer loans	71	0.36	53	0.32	70	0.55	70	2.24	86	2.11
Commercial business loans	901	3.98	585	3.34	790	4.90	653	4.24	656	4.34

Total	$6,113	100.00%	$5,220	100.00%	$5,312	100.00%	$4,626	100.00%	$4,313	100.00%

Securities Activities

        General.    The Bank's investment policy is designed, among other things, to provide management with an additional tool in implementing its asset/liability strategies. It emphasizes principal preservation, favorable returns, maintaining liquidity and flexibility, and minimizing credit risk. The policy permits investments in US Government and agency securities, investment grade corporate bonds and commercial paper, municipal bonds, various types of mortgage-backed securities and collateralized mortgage obligations, certificates of deposit and federal funds sold to financial institutions approved by our Board of Directors, and certain equity investments and mutual funds.

        The Bank currently does not use hedging programs such as interest rate swaps, caps, collars or other activities involving the use of off-balance sheet financial derivatives. Also, the Bank has not purchased mortgage-backed derivative instruments that would be characterized "high-risk" under OTS regulations at the time of purchase, nor has it purchased corporate obligations, which are not rated investment grade.

        SFAS No. 115 requires the Company to classify a security as available for sale ("AFS"), held-to-maturity ("HTM"), or trading, at the time of acquisition. Securities classified as HTM must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under certain rare circumstances. HTM securities are accounted for based upon the historical cost of the security. AFS securities can be sold at any time based upon our needs or judgment as to market changes. AFS securities are accounted for at fair value with unrealized gains and losses on these securities, net of income tax effects, reflected in the stockholders' equity section of our Statement of Financial Condition.

        Additionally, securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the statement of income.

        Management does not believe any individual unrealized loss as of June 30, 2005 represents an other-than-temporary impairment. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. The severity of the impairment as a percent of the total investment position is nominal and the duration of the impairment to date is short. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality. Additionally, the Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

        At June 30, 2005, investment securities amounted to $327.3 million, or 34.1% of total assets. This includes a $1.4 million unrealized loss, net of income tax, on those investment securities classified as AFS. The portfolio consists of US government and agency securities, many with callable features and agency and non-agency mortgage-backed pass-through securities, collateralized mortgage obligations, municipal bonds, equity investments primarily in the FHLB of Pittsburgh, and mutual funds.

        The following table sets forth information on the carrying value and the amortized cost of our securities classified as held to maturity and available for sale at the dates indicated.

	At June 30,
	2005		2004		2003
	Amortized Cost	Fair value	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$19,801	$20,230	$18,132	$18,183	$17,320	$17,995
US Gov't agency securities	15,000	14,818	16,000	15,717	—	—
CMOs	90,449	90,856	49,018	49,001	—	—
Mortgage-backed securities	39,201	39,005	15,363	15,500	—	—

Total held to maturity	164,451	164,909	98,513	98,401	17,320	17,995

	Amortized Cost	Carrying value	Amortized Cost	Carrying value	Amortized Cost	Carrying value
Available for sale:
FHLB stock	14,256	14,256	12,203	12,203	9,252	9,252
Interest earning deposits	98	98	—	—	—	—
Equity securities(1)	9,733	9,502	9,188	9,079	6,477	6,410
US Gov't agency securities	45,484	44,867	75,031	73,459	76,980	78,205
CMOs	3,786	3,795	—	—	—	—
Mortgage-backed securities	91,565	90,255	141,756	139,466	196,184	198,018

Total available for sale	164,922	162,773	238,178	234,207	288,893	291,885

Total securities	$329,373	$327,682	$336,691	$332,608	$306,213	$309,880

(1)
Includes mutual funds with a fair value of approximately $8.3 million at June 30, 2005.

        At the time of the Merger on August 31, 2005, Chester Valley had approximately $6.2 million in held to maturity securities, $119.5 million in securities classified available for sale and $27 thousand in trading account securities. Chester Valley's securities portfolio consisted primarily of U.S. Government and Agency obligations, mortgage-backed securities and CMOs, and municipal bonds and notes.

        Subsequent to June 30, 2005, Willow Grove undertook to de-leverage a portion of its balance sheet by, among other things, selling certain of its AFS securities. To date, this effort has resulted in Willow Grove selling an aggregate of approximately $60 million in securities. Concurrently, Chester Valley sold an aggregate of approximately $15 million of its AFS securities. To date, these sales have resulted in an aggregate net loss of approximately $700 thousand. Upon finalization of the purchase accounting adjustments, the Company will assess whether it should sell additional investment securities as part of its de-leveraging strategy. Any such additional security sales are expected to be completed by the quarter ending December 31, 2005 and are not expected to result in the recognition of any significant gains or losses. Prior to the effective date of the Merger, both Willow Grove Bank and First Financial Bank had taken advantage of market conditions in selling certain securities which did not result in an aggregate loss to either Company, or in the case of First Financial Bank, would potentially reduce a negative mark to market in purchase accounting.

        Mortgage-Backed Securities ("MBS") and Collateralized Mortgage Obligations ("CMOs").    At June 30, 2005, the investment security portfolio contained MBSs with a carrying value of $39.2 million and $90.3 million in HTM and AFS, respectively, and CMOs of $90.4 million and $3.8 million in HTM and AFS, respectively. This compared to $15.4 million and $139.5 million in HTM and AFS MBSs, respectively, and $49.0 million and zero in HTM and AFS CMOs, respectively, at June 30, 2004. MBSs represent a participation interest in a pool of single-family or multi-family mortgages. Mortgages are sold by various originators to intermediaries (generally agencies of the US Government and government sponsored enterprises) that pool and repackage the mortgages and sell participation interests in the pools to investors. The servicer of the mortgage loan collects the principal and interest payments and passes those payments through to the intermediary who then remits the payment to the investor. The US Government agencies and government sponsored enterprises, primarily the Government National Mortgage Association ("GNMA"), FNMA and FHLMC, guarantee the timely payment of principal and interest on these securities. MBSs that are pooled by US Government or government sponsored enterprises are known as agency mortgage-backed securities. Other private servicers may pool mortgages into similar pass-through securities and are known as non-agency MBSs. These non-agency MBSs do not have the guaranteed timely payment of principal and interest that an agency MBS has, and may also include loans that may not qualify to be included in an agency MBS, for reasons such as, but not limited to, the size of the loan.

        MBSs are issued in stated principal amounts and are backed by mortgage loans within a specific interest rate range, but may have varying maturity dates. The underlying pool of mortgages may be comprised of either fixed-rate or adjustable-rate mortgage loans. Each MBS pool will also differ based upon the actual level of prepayment experienced by the underlying mortgage loans.

        At June 30, 2005, the weighted average life of our mortgage-backed securities was approximately 2.6 years, based upon management's assumptions related to the future prepayments of the underlying mortgages. Prepayments that are greater than those projected will shorten the remaining term of the security, while a decrease in the amount of prepayments will lengthen the amount of time until the security matures. Prepayments depend on many factors, including the type of mortgage, the coupon rate, the remaining period until the loan matures or the rate is scheduled to reset, the geographic region, and the general level of market interest rates. During periods of rising interest rates, if the coupon rates of the underlying mortgages are less than prevailing market rates offered on mortgages, refinancings will decrease and prepayments of the mortgages underlying the security will decline. Conversely, when market interest rates are falling, and the coupon rate on the underlying mortgage exceeds the prevailing market interest rate for mortgages offered, refinancings tend to increase which will increase the amount of prepayments of the underlying mortgages. During the year ended June 30, 2005, prepayments on mortgage-backed securities were $66.2 million compared to $81.0 million for the year ended June 30, 2004. This decrease was due in part to a rise in interest rates coupled with the fact that rates had remained low for an extended period of time prior to this year.

        The average yield on our MBS portfolio was 4.42% for the month ended June 30, 2005. This yield is computed by decreasing/increasing the amount of interest income collected on the security by the amortization/accretion of the premium/discount associated with the acquisition of the security. In accordance with U.S. generally accepted accounting principles, premiums/discounts are amortized/accreted over the estimated remaining life of the security. The yield on the security may vary if the prepayment assumptions used to determine the remaining life differ from actual prepayment experiences. These assumptions are reviewed on a periodic basis to reflect actual prepayments.

        CMOs are securities that are structured from a pool of MBSs or whole loans. The structuring results in sectors known as tranches. Each tranch within a CMO will have different cash flow requirements and interest rates. Although still subject to prepayments, this structuring into tranches provides a more predictable cash flow to the bondholder.

        US Government and Government Agency Securities and Municipal Bonds.    At June 30, 2005, the carrying value of US Government and US government agency securities within the investment security portfolio was $59.9 million, which includes approximately $799 thousand in unrealized losses, compared to $89.5 million, which includes approximately $1.9 million in unrealized gains, at June 30, 2004. This portfolio is comprised primarily of securities issued by the FHLB, FNMA, FHLMC and the Federal Farm Credit Bank. Many of these securities have call features that allow the issuer to redeem these securities at par value prior to their stated maturity. Generally, if the prevailing market interest rate on new issue callable agency securities with similar maturities exceeds the coupon rate of the security with the call feature, the call will not be exercised. Conversely, if the prevailing market interest rate for new issue agency callable securities with similar maturities is below the coupon rate of the security with the call feature, the call will be exercised and the bond will be redeemed. When calls are exercised and bonds redeemed prior to their maturity, the Bank faces the risk of re-investing those proceeds into other investments with lower yields or longer terms.

        Municipal bonds were classified as held to maturity at June 30, 2005 and are recorded at an amortized cost basis of $19.8 million and have a market value approximating $20.2 million. The fair value and amortized cost of these securities at June 30, 2004 was $18.2 million and $18.1 million, respectively. These municipal bonds include issues from various townships and school districts located in Pennsylvania.

        The following table sets forth certain information regarding the contractual maturities (without regard to any call provisions) of the fair value of our US government agency securities and municipal bonds at June 30, 2005. The yields on tax-exempt bonds have not been adjusted to a tax equivalent yield.

	Fair value	Average yield
	(Dollars in thousands)
Maturing in:
One year or less	4,490	2.93%
One to five years	50,589	3.51
Five to ten years	8,008	4.20
Over ten years	16,828	4.68

Total	$79,915	3.79%

        Included in Chester Valley's investment securities at August 31, 2005 were three non-rated Pennsylvania Municipal Authority bonds that had been classified as substandard. At August 31, 2005, the aggregate book value of the bonds, after aggregate write-downs of $955 thousand, was $5.9 million. Two of the three bonds with an aggregate book value of $5.2 million at August 31, 2005 are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options. A third bond was issued by the Housing Authority of Chester County and has a book balance of $674 thousand at August 31, 2005, and bears interest at rates between 5.60% and 6.00% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development ("HUD"). HUD has provided additional funds to build additional houses, which have been donated to this bond issue. The retirement of the bond issue is dependent upon proceeds from either the rental or sale of the existing and additional houses.

        Other Investments.    Other than MBSs and US Government and government agency securities and municipal bonds, we have investments in various equity securities and mutual funds. At June 30, 2005, $15.5 million was invested in equity securities and $8.3 million was invested in mutual funds. The equity securities include stock in the FHLB of Pittsburgh and equity securities of several publicly traded companies. The carrying value of FHLB stock at June 30, 2005 was $14.3 million and the carrying value of other equity investments amounted to $9.5 million. The mutual fund investment of $8.3 million is backed primarily by investments in adjustable-rate mortgage-backed securities and other investments authorized by our investment policy.

Sources of Funds

        General.    Deposits are the primary source of funds for the Bank's lending and investment activities. In addition to deposits, funds are provided from the amortization and prepayments within the loan and mortgage-backed security portfolios, maturities of investments, and borrowings. Scheduled loan amortization is a relatively stable source of funds. However, competition and the general level of interest rates and market conditions significantly influences deposit inflows and outflows. Borrowings may be used on a short-term basis to compensate for reductions in other funding sources. On a longer-term basis, borrowings may be used for general business purposes.

        Deposits.    As shown in the table below, during the year ended June 30, 2005, the Bank's core deposit accounts (which we consider to be all deposits other than our certificate accounts) increased to 60.0% of total deposits from 54.6% of deposits at June 30, 2004.

	At June 30,
	2005		2004
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Savings accounts (passbooks, statements and clubs)	$84,164	14.0%	$91,879	15.2%
Money market accounts	133,883	22.2%	99,455	16.5%
Certificates of deposit	240,936	40.0%	279,534	46.4%
Checking accounts:
Interest-bearing	60,933	10.1%	56,350	9.3%
Non-interest-bearing	82,762	13.7%	75,897	12.6%

Total	$602,678	100.0%	$603,115	100.0%

        During the year ended June 30, 2005, total deposits decreased by $437 thousand or 0.1% compared to an increase of $16.5 million, or 2.8% for the year ended June 30, 2004. The decline occurred primarily in the more interest rate sensitive certificates of deposits, which declined by $38.6 million. Core deposits, as previously defined, increased by $38.2 million.

	Year ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Beginning balance	$603,115	$586,643	$529,752
Net (decrease) increase in deposits	(9,569)	7,981	45,268
Interest credited	9,132	8,491	11,623

Ending balance	$602,678	$603,115	$586,643

        At the time of the merger on August 31, 2005, Chester Valley had aggregate deposits of $437.8 million, of which $332.1 million are core deposits as previously defined.

        The following table sets forth by various interest rate ranges, the amount of our certificates of deposit at the dates indicated.

	At June 30,
	2005	2004
	(Dollars in thousands)
Interest rates:
from 0.00% to 2.99%	$135,015	$213,934
from 3.00% to 3.99%	92,375	38,093
from 4.00% to 4.99%	12,743	25,869
from 5.00% to 6.99%	803	1,638
7.00% and over	—	—

Total	$240,936	$279,534

        Shown below are the amount and remaining term to maturity for certificates of deposit as of June 30, 2005.

	Amounts maturing in
Interest rates:	Six months or less	Over six months through one year	Over one year through two years	Over two years through three years	Over three years
	(Dollars in thousands)
0.00% to 2.99%	$77,646	$31,564	$14,981	$7,859	$2,965
3.00% to 3.99%	31,233	30,352	21,327	6,485	2,978
4.00% to 4.99%	3,700	1,653	4,493	626	2,271
5.00% to 5.99%	123	35	—	4	5
6.00% and over	468	24	28	88	28

Total	$113,170	$63,628	$40,829	$15,062	$8,247

        At June 30, 2005 the total amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was $51.6 million. The following table provides information regarding the maturity of these certificates of deposit.

Amounts maturing in
Three months or less	Over three months through six months	Over six months through one year	Over one year	Total
(Dollars in thousands)
$12,728	$10,990	$16,300	$11,561	$51,579

        Borrowings.    The Bank utilizes outside borrowings to supplement our funding needs and in certain instances as revenue enhancement programs to take advantage of arbitrage opportunities when investment returns exceed the cost of borrowings. At June 30, 2005, $237.4 million in borrowings were outstanding, all of which were from the FHLB. Advances from the FHLB are secured by the investment in FHLB stock, as well as a portion of our residential mortgage loan portfolio. The FHLB of Pittsburgh provides an array of borrowing programs which include: fixed or variable rate programs; various fixed terms ranging from overnight to 20 years; and other programs that have callable or putable features attached to them. The Bank intends to continue to utilize borrowings in the future as an alternative source of funds. At June 30, 2005, the Bank also has access to a line of credit amounting to $28.0 million from other financial intermediaries. These lines were not drawn upon at June 30, 2005.

        As noted previously, the Company initiated a de-leveraging program prior to the August 31, 2005 effective date of the Merger in which certain securities were sold and the proceeds were utilized to fund the cash requirements of the acquisition and to repay higher rate borrowings. To date, approximately $41 million of borrowings have been repaid. Upon finalization of the purchase accounting adjustments, the Company will assess whether it should sell additional investment securities as well repay additional borrowings.

        The following table sets forth certain information regarding our outside borrowings for the periods indicated.

	At or for the year ended
	June 30, 2005	June 30, 2004
	(Dollars in thousands)
FHLB advances:
Average balance outstanding for the period	$250,299	$147,842
Maximum outstanding at any month end	275,035	206,168
Balance outstanding at end of the period	237,400	206,168
Average interest rate for the period	3.49%	3.92%
Interest rate at the end of the period	3.80%	3.56%

        At June 30, 2005 the maturity of our FHLB advances ranged from July 1, 2005 to September 30, 2018. Certain advances also require monthly payments of principal. At June 30, 2005, $114.5 million of FHLB advances were callable at the option of the FHLB within certain parameters, of which $58.5 million could be called within one year. Of the FHLB advances that are callable at the discretion of the FHLB, $37.5 million of these advances could be called only if an index exceeded a specific pre-determined rate.

REGULATION

        Set forth below is a brief description of certain laws and regulations, which are applicable to Willow Grove Bancorp and Willow Grove Bank, including our subsidiary, PCIS. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

General

        Willow Grove Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Willow Grove Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Willow Grove Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Federal laws and regulations determine the investment and lending authority of savings institutions, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

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

Willow Grove Bancorp, Inc.

        Willow Grove Bancorp is a registered savings and loan holding company under Section 10 of the Home Owners' Loan Act, as amended and subject to Office of Thrift Supervision examination and supervision as well as certain reporting requirements. In addition, because Willow Grove Bank's deposits are insured by the Savings Association Insurance Fund maintained by the Federal Deposit Insurance Corporation, Willow Grove Bank is subject to certain restrictions in dealing with Willow Grove Bancorp and with other persons affiliated with the Bank.

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

        Under current Federal Deposit Insurance Corporation regulations, Savings Association Insurance Fund-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital—"well capitalized," "adequately capitalized," and "undercapitalized"—which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those, which are considered to be healthy to those, which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2005 ranging from zero for well capitalized, healthy institutions, such as Willow Grove Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

        In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the second quarter of 2005 was .0142% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

        The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Willow Grove Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances, which would result in termination of Willow Grove Bank's deposit insurance.

        Regulatory Capital Requirements.    The Office of Thrift Supervision capital requirements consist of a "tangible capital requirement," a "leverage capital requirement" and a "risk-based capital requirement." The Office of Thrift Supervision is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.

        Under the tangible capital requirement, a savings bank must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage-servicing rights.

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

        Under the risk-based capital requirement, a savings bank must maintain total capital (which is defined as core capital plus supplementary capital) equal to at least 8.0% of risk-weighted assets. A savings bank must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors, which range from 0% for cash and securities issued by the United States Government or its agencies to 100% for repossessed assets or loans more than 90 days past due. Qualifying one- to-four family residential real estate loans and qualifying multi-family residential real estate loans (not more than 90 days delinquent and having an 80% or lower loan-to-value ratio) are weighted at a 50% risk factor. Supplementary capital may include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and general allowances for loan losses. The allowance for loan losses includable in supplementary capital is limited to 1.25% of risk-weighted assets. The amount of supplementary capital that can be included is limited to 100% of core capital.

        Certain exclusions from capital and assets are required for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. However, in calculating regulatory capital, institutions must exclude unrealized losses and gains on securities available for sale, net of taxes, reported as a separate component of capital calculated according to generally accepted accounting principles.

        In its letter approving the merger of Willow Grove Bank and FFB, the Office of Thrift Supervision, as one of its conditions for approval, indicated that, for the periods ending December 31, 2005, 2006 and 2007, Willow Grove Bank must have tier one core capital ratios at least equal to 6.50%, 6.75%, and 7.25%, respectively, and total risk-based capital ratios at least equal to 11.97%, 12.02% and 12.40%, respectively. Willow Grove Bank also must submit to the Office of Thrift Supervision, quarterly status reports detailing its compliance with the conditions on regulatory capital outlined in its approval letter. The Office of Thrift Supervision's conditions for approval of the Bank Merger also indicated that, for the periods ending December 31, 2005, 2006 and 2007, Willow Grove Bancorp must have consolidated tangible capital ratios at least equal to 5.14%, 5.59% and 6.12%, respectively. Willow Grove Bancorp also must submit to the Office of Thrift Supervision quarterly status reports. We expect to fully comply with these regulatory capital ratios.

        Office of Thrift Supervision regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to Willow Grove Bank's level of ownership, including the assets of includable subsidiaries in which Willow Grove Bank has a minority interest that is not consolidated for generally accepted accounting principles purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2005, Willow Grove Bank had no investments subject to a deduction from tangible capital.

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

        At June 30, 2005, Willow Grove Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 9.9%, 9.9% and 17.7%, respectively.

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

        An institution generally must file a written capital restoration plan which meets specified requirements with its appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

        At June 30, 2005, Willow Grove Bank was in the "well capitalized" category for purposes of the above regulations.

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

        Capital Distributions.    Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If the filing of an application is not required, savings institutions that are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

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

        Currently, the portion of the qualified thrift lender test that is based on Section 10(m) of the Home Owners' Loan Act rather than the Internal Revenue Code requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the Federal Home Loan Bank of Pittsburgh; and direct or indirect obligations of the Federal Deposit Insurance Corporation. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by Fannie Mae or Freddie Mac. Portfolio assets consist of total assets minus the sum of (a) goodwill and other intangible assets, (b) property used by the savings institution to conduct its business, and (c) liquid assets up to 20% of the institution's total assets. At June 30, 2005, approximately 97.0% of the portfolio assets of Willow Grove Bank were qualified thrift investments.

        Federal Home Loan Bank System.    Willow Grove Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its board of directors. At June 30, 2005, Willow Grove Bank had $237.4 million of Federal Home Loan Bank advances.

        As a member, Willow Grove Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the members' aggregate amount of outstanding advances and 0.7% of the members' unused borrowing capacity. At June 30, 2005, Willow Grove Bank had $14.3 million in stock of the Federal Home Loan Bank of Pittsburgh, which was in compliance with this requirement.

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

        Federal Reserve System.    Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2005, Willow Grove Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

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

Federal Securities Law

        The Company's common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. It is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended.

Sarbanes-Oxley Act of 2002

        On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided require pre-approval by the Company's audit committee. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

        Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerated the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

        The Sarbanes-Oxley Act increased the oversight of, and codified certain requirements relating to audit committees of public companies and how they interact with the Company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC) and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of a company's financial statements for the purpose of rendering the financial statement's materially misleading. The Sarbanes-Oxley Act also required the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders, which became effective for the Company for the fiscal year ended June 30, 2005. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with (or reconciled to) U.S. generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with U.S. generally accepted accounting principles and the rules and regulations of the SEC.

Regulation of PCIS

General

        PCIS is subject to regulation by a number of federal regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. The Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SROs"), principally the NASD (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market), and the national securities exchanges. These SROs, which are subject to oversight by the SEC, adopt rules (which are subject to approval by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers.

        PCIS is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act'), signed into law on October 26, 2001. The USA Patriot Act requires financial institutions to adopt and implement policies and procedures designed to prevent and defeat money laundering. PCIS believes it is in compliance with the USA Patriot Act.

        Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. PCIS is registered as a broker-dealer with the SEC and in all 50 states and in the District of Columbia, and is a member of, and subject to regulation by, a number of SROs, including the NASD.

        As a result of federal and state registration and SRO memberships, PCIS is subject to overlapping schemes of regulation that cover all aspects of its securities business. Such regulations cover matters including capital requirements, uses and safe-keeping of clients' funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

        PCIS also is subject to "Risk Assessment Rules" imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain "Material Associated Persons" (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC.

        PCIS is registered as an investment adviser with the SEC. As an investment adviser registered with the SEC, it is subject to the requirements of the Investment Advisers Act of 1940 and the SEC's regulations thereunder, as well as certain state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of an investment adviser to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws.

        In the event of non-compliance with an applicable regulation, governmental regulators and the NASD may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of the broker-dealer's officers or employees or other adverse consequences. The imposition of any such penalties or orders on PCIS could have a material adverse effect on PCIS' (and thus the Company's) operating results and financial condition.

Net Capital Requirements

        As a broker-dealer registered with the SEC and as a member firm of the NASD, PCIS is subject to the capital requirements of the SEC and the NASD. These capital requirements specify minimum levels of capital that PCIS is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

        As of June 30, 2005, PCIS was required to maintain minimum net capital, in accordance with SEC rules, of $250,000 and had total net capital of $1.5 million or $1.3 million in excess of the minimum amount required. PCIS is required to maintain a net capital ratio, in accordance with SEC rules, not to exceed 15 to 1. At June 30, 2005, PCIS' net capital ratio was 6.2 to 1.

        A failure of a broker-dealer to maintain its minimum required net capital or net capital ratio would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its NASD membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer.

        PCIS is a member of the Securities Investor Protection Corporation ("SIPC"), which is a non-profit corporation that was created by the United States Congress under the Securities Protection Act of 1970. SIPC protects customers of member broker-dealers against losses caused by the financial failure of the broker-dealer but not against a change in the market value of securities in customers' accounts at the broker-dealer. In the event of the inability of a member broker-dealer to satisfy the claims of its customers in the event of its failure, the SIPC's funds are available to satisfy the remaining claims up to maximum of $500,000 per customer, including up to $100,000 on claims for cash. In addition, PCIS' clearing broker carries private insurance that provides similar coverage up to $25 million per customer.

TAXATION

Federal Taxation

        General.    The Company is subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal taxation is only intended to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules. Tax years 2002, 2003 and 2004 are open under the statute of limitations and subject to review by the Internal Revenue Service.

        The Company files a consolidated federal income tax return, which includes the Bank. Accordingly, it is anticipated that any cash distributions made by it would be treated as cash dividends, and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

        Method of Accounting.    For federal income tax purposes, income and expenses are reported on the accrual method of accounting and the Company files its federal income tax return using a June 30 fiscal year end.

        Bad Debt Reserves.    The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, savings associations must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The Bank has no reserve subject to recapture as of June 30, 2005.

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

        At June 30, 2005, the Bank's total federal pre-1988 reserve was approximately $6.2 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

        Minimum Tax.    The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the AMT nor do we have any such amounts available as credits for carryover.

        Net Operating Loss Carryovers.    Net operating losses may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning before August 6, 1997. For net operating losses in years beginning after August 5, 1997, such net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years. At June 30, 2005, the Company had no net operating loss carryforwards for federal income tax purposes.

        Corporate Dividends-Received Deduction.    The Company may exclude from income 100% of dividends received from a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations, which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

        Pennsylvania Taxation.    Willow Grove Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal 2005 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 0.699% of a corporation's capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

        The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the "MTIT"), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the tax rate is 11.5%. The MTIT exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles ("GAAP") with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

Subsidiaries

        As of June 30, 2005, Willow Grove's sole direct subsidiary was Willow Grove Bank. At such date Willow Grove Bank had two subsidiaries, Willow Grove Investment Corporation, a Delaware corporation which holds and manages certain securities investments, and Willow Grove Insurance Agency, LLC, a Pennsylvania limited liability company formed to conduct permitted fixed-rate annuity sales. As of June 30, 2005, Willow Grove Bank's aggregate investment in these subsidiaries was $120.7 million.

        As a result of the Merger on August 31, 2005, Philadelphia Corporation for Investment Services now operates as a wholly owned subsidiary of the Company. In addition, D&S Service Corporation ("D&S Service") and First Financial Investments ("FFI"), which previously were subsidiaries of FFB, are operating as active subsidiaries of Willow Grove Bank. D&S Service has participated in the development for sale of residential properties, in particular condominium conversions, and development of commercial properties located in or within close proximity of FFB's market area and FFI conducts retail investment service activities. D&S Service also operates two wholly owned subsidiaries, Wildman Projects and D&F Projects, Inc. As of June 30, 2005, FFB had $2.1 million invested in D&S Service and its subsidiaries.

        In May 2005, Chester Valley and PCIS entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer ("Uvest"), providing for the sale of all of the outstanding shares of capital stock of PCIS to Uvest for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Consummation of the transactions contemplated by the Stock Purchase Agreement is expected to occur in the quarter ending December 31, 2005 upon receipt of approval of the NASD of the stock sale. Concurrently with the execution of the Stock Purchase Agreement, the parties entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for FFB and therefore Willow Grove Bank, and a Financial Services Agreement between PCIS and FFB, which provides that Willow Grove Bank will be entitled to 92% of the revenue generated by the securities brokerage activities conducted at the two PCIS offices and will bear substantially all operational and overhead expenses. Upon consummation of the sale of PCIS stock to Uvest, PCIS will no longer be a subsidiary of the Company. However, under the provisions of FIN 46R ("Consolidation of Variable Interest Entities"), the results of PCIS will continue to be consolidated in the Company's financial statements. The affiliation agreement with Uvest are anticipated to have the primary effect of relieving PCIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

Item 2. Properties

        As of June 30, 2005, the Company and the Bank operated from the following locations:

			At June 30, 2005
	Owned or Leased	Lease expiration date	Net book value	Deposits
			(Dollars in thousands)
Executive office:
Welsh and Norristown Roads(1) Maple Glen, PA 19002-8030	Owned	n/a	$1,646	$139,353
Operations center:
101 Witmer Road Horsham, PA 19044-2200	Leased	December 2008	97	n/a
Branch offices:
1555 W. Street Road Warminster, PA 18974-3103	Leased	January 2006	n/m	42,318
1141 Ivyland Road Warminster, PA 18974-2048	Leased	June 2009	n/m	25,354
9 Easton Road(2) Willow Grove, PA 19090-0905	Owned	n/a	953	107,378
701 Twining Road Dresher, PA 19025-1894	Owned	n/a	721	61,724
761 Huntingdon Pike Huntingdon Valley, PA 19006-8399	Owned	n/a	331	55,753
2 N. York Road Hatboro, PA 19040-3201	Leased	May 2007	n/m	27,945
1331 Easton Road Roslyn, PA 19001-2426	Leased	December 2008	24	17,927
11730 Bustleton Avenue Philadelphia, PA 19116-2516	Leased	February 2009	14	44,390
122 N. Main Street North Wales, PA 19454-3115	Leased	February 2010	59	13,188
8200 Castor Avenue Philadelphia, PA 19152-2719	Leased	December 2009	89	25,565
735 Davisville Road Southampton, PA 18966-3276	Leased	May 2011	156	17,063
1452 Buck Road C-8 Village Shires Center Holland, PA 18966-2626	Leased	April 2007	137	11,396
9869 Bustleton Ave Belair Shopping Center Philadelphia, PA 19115-2611	Leased	December 2012	220	13,324

(1)
Includes adjacent nine-acre parcel that could be used for future expansion.

(2)
Includes adjacent parcel of land with an existing structure.

        As a result of the Merger on August 31, 2005, the Company acquired the existing 13 banking offices of FFB located in Chester County, Pennsylvania, as well as two offices of PCIS located in Philadelphia and Wayne, Pennsylvania.

Item 3. Legal Proceedings

        Irvine Construction Co. v. Sklaroff, et al., (Court of Common Pleas of Montgomery County, Pennsylvania). On September 5, 2003, a complaint was filed against Willow Grove Bank and eight additional defendants by Irvine Construction Co., Inc., alleging thirteen causes of action related to an agreement for the construction of an office building. Eleven of such causes include the Bank as a defendant and are: breach of contract (two counts), unjust enrichment/equitable restitution (in the alternative), fraud, civil conspiracy (two counts), fraudulent transfer and aiding and abetting fraudulent transfers, constructive trust, abuse of process, and tortuous interference with existing contractual relations (two counts). Four counts against the Bank seek damages in excess of $1.0 million, five counts seek damages in excess of $50,000, punitive damages and other relief, and two counts seek constructive relief. On May 12, 2004, the Court struck the claim for unjust enrichment and all claims for attorney's fees. The remaining claims continue to be litigated and discovery is ongoing. Plaintiff and all defendants have propounded and responded to interrogatories and document requests. Plaintiff has produced in excess of 11,000 document pages to the Bank, and the Bank is pursuing additional discovery in the form of more complete interrogatory responses and requests to admit. The Bank anticipates filing additional motions to compel and partially dispositive motions. Presently, plaintiff and five of the defendants are engaged in motions practice regarding the lis pendens plaintiff filed on the property at issue, although the Bank is not involved in these proceedings. No depositions are presently scheduled. The Bank is vigorously defending the claims and believes that they are without merit.

        As previously described in the Company's prospectus/joint proxy statement dated April 27, 2005 and included in its registration statement on Form S-4 filed in connection with the Merger, FFB previously received a subpoena from the Regional Municipal Securities Counsel in the Philadelphia Office of the Securities and Exchange Commission (the "SEC"). The subpoena arises out of a non-public SEC investigation titled "Hummelstown General Authority," which Authority issued non-rated revenue bonds now in default, underwritten by the firm of a former director of Chester Valley and FFB. The SEC subpoena requested the production of certain documents concerning FFB's involvement with non-rated municipal securities, including those issued to finance the Whitetail Golf Course by the Dauphin County General Authority and the Hummelstown General Authority, through the former director's firm, and related matters. The Company is fully cooperating with the SEC in its investigation. FFB previously produced documents to the SEC and certain officers of FFB provided testimony to the SEC in response to the SEC's voluntary request for assistance in this matter.

        On August 30, 2005, a writ of summons was filed by the Boyertown Area School District in the Court of Common Pleas, Montgomery County, Pennsylvania commencing a civil action against FFB. The Company is unable to assess the nature or scope of this action as the filing merely commenced an action against FFB and no specific claims or allegations were made by the plaintiff, which we understand may have purchased from the underwriter some of the revenue bonds which are the subject of the SEC investigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

        In connection with the merger of Chester Valley Bancorp Inc. with and into Willow Grove Bancorp, Inc., the Company held a Special Meeting of Shareholders on June 14, 2005. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to a joint proxy statement/prospectus dated April 27, 2005. Of the 9,777,247 shares of the Company's common stock eligible to vote at the special meeting, 7,043,222 were represented in person or by proxy.

	No. of Votes For	No. of Votes Against	No. of Votes Abstaining
To approve and adopt the Agreement and Plan of Merger, dated as of January 20, 2005, by and among Willow Grove Bancorp, Inc. and Chester Valley Bancorp Inc.	5,365,948	1,668,940	8,334
The adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to approve and adopt the merger agreement.	5,112,403	1,889,646	41,173

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        (a)   Our common stock is traded on the NASDAQ National Market (NASDAQ) under the symbol WGBC. Local newspaper listings include WillowG and WillGrvBcp. At September 9, 2005 there were approximately 1,900 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms and banks. The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for our past two fiscal years.

	Stock Price
			Cash dividends per share
	High	Low
Quarter ended:
June 30, 2005	$16.54	$14.16	$0.120
March 31, 2005	19.50	16.01	0.120
December 31, 2004	19.55	16.27	0.110
September 30, 2004	17.35	15.14	0.110
June 30, 2004	18.19	14.91	0.100
March 31, 2004	18.75	17.44	0.100
December 31, 2003	18.00	16.05	0.090
September 30, 2003	17.05	16.08	0.090

        The information for all equity based and individual compensation arrangements is incorporated by reference from Item 12 hereof.

        (b)   Not applicable

        (c)   The following table presents the repurchasing activity of the stock repurchase program during the fourth quarter of fiscal 2005:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2005 – April 30, 2005	—	—	—	475,497
Month #2 May 1, 2005 – May 31, 2005	—	—	—	475,497
Month #3 June 1, 2005 – June 30, 2005	—	—	—	475,497

Total	—	—	—	475,497

Notes to this table:

(a)
On October 27, 2004 the Company issued a press release announcing that the Board of Directors authorized a stock repurchase program (the "program").

(b)
The Company was authorized to repurchase 5% or 495,809 of the outstanding shares.

(c)
The program had an expiration date of October 27, 2005.

Item 6. Selected Financial Data

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Total assets	$959,255	$921,592	$845,124	$759,806	$625,148
Cash and cash equivalents	20,609	39,445	98,040	31,986	22,209
Securities held to maturity	164,451	98,513	17,320	13,973	—
Securities available for sale	162,773	234,207	291,885	254,687	130,358
Loans held for sale	1,795	1,136	5,293	1,574	2,644
Loans receivable, net	584,187	524,189	413,799	443,855	454,199
Deposits	602,678	603,115	586,643	529,752	497,030
Borrowings	237,400	206,168	132,557	97,824	59,885
Total stockholders' equity	107,043	103,776	117,130	124,369	60,357
	For the year ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Interest income	$49,679	$40,628	$46,445	$44,818	$44,285
Interest expense	18,749	15,074	18,746	21,463	24,216
Net interest income	30,930	25,554	27,699	23,355	20,069
Provision for loan losses	1,232	426	1,034	1,212	7,856
Net interest income after provision for loan losses	29,698	25,128	26,665	22,143	12,213
Non-interest income	3,477	3,983	3,492	2,461	1,787
Non-interest expense	23,397	20,390	19,058	16,319	13,875
Income before income taxes	9,778	8,721	11,099	8,285	125
Income tax expense (benefit)	3,052	2,610	3,610	2,734	(32)
Net income	6,726	6,111	7,489	5,551	157
Earnings per share—diluted(1)	$0.71	$0.62	$0.71	$0.52	$0.01
Earnings per share—basic(1)	0.74	0.66	0.75	0.53	0.01
Cash dividends declared per share(1)	0.46	0.38	0.30	0.24	0.19
Dividend payout ratio(2)(3)	62.38%	59.65%	45.02%	45.22%	n/m
	At or for the year ended June 30,
	2005	2004	2003	2002	2001
Return on average assets	0.70%	0.73%	0.93%	0.82%	0.03%
Return on average equity	6.33	5.56	6.10	7.53	0.25
Average interest-earning assets to average interest-bearing liabilities	121.27	124.23	127.06	121.77	120.93
Interest rate spread(4)	2.88	2.72	2.91	2.89	2.59
Interest rate margin(5)	3.30	3.17	3.55	3.61	3.46
Non-performing assets to total assets(6)	0.33	0.40	0.48	0.76	0.83
Allowance for loan losses to:
Non-performing loans	195.55	188.04	143.88	81.57	83.25
Total loans less deferred fees	1.05	0.99	1.27	1.03	0.94
Average stockholders' equity to average assets	10.88	13.10	15.19	10.89	10.64
Tangible stockholders' equity to end of period assets	11.07	11.43	13.52	16.23	9.45
Total capital to risk-weighted assets(7)	17.70	17.72	19.61	20.40	14.99

(1)
Data prior to April 3, 2002 has been adjusted for the 2.28019 exchange ratio in connection with the April 3, 2002 Reorganization and subscription offering.

(2)
Data for June 30, 2001 is not meaningful.

(3)
For the fiscal years 2002 and 2001 includes dividends waived by the Mutual Holding Company of $1.1 million and $1.2 million, respectively.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion is intended to assist in understanding our financial condition, and the results of operations for Willow Grove Bancorp, Inc., and its subsidiary Willow Grove Bank, for the fiscal years ended June 30, 2005, 2004 and 2003. The information in this section should be read in conjunction with the Company's financial statements and the accompanying notes included elsewhere herein.

General

        Net income is largely driven by net interest income, which is the difference between the income earned on interest-earning assets and the interest paid on interest-bearing liabilities and the relative amount of our interest-earning assets to interest-earning liabilities. Non-interest income and expenses, the provision for loan losses and income tax expense also affect the Company's results of operations.

Critical Accounting Policies

        The following discussion and analysis of the Company's financial condition and results of operations is based upon consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        In management's opinion, the most critical accounting policies affecting the consolidated financial statements are:

  1.
  Evaluation of the allowance for loan losses. The determination of the allowance for loan losses involves significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the amount of net income we recognize from period to period. For a description of the methods the Company uses to determine the adequacy of the allowance for loan losses, see "Results of Operations—Provision for Loan Losses."

  2.
  Realization of deferred income tax items. Included in other assets is a "net deferred tax asset", which is an estimate of net deferred tax assets and deferred tax liabilities. These estimates involve significant judgments and assumptions by management, which may have a material effect on the carrying value of this asset for financial reporting purposes. For a more detailed description of these items and estimates, see Note 9 (Income Taxes) to the audited consolidated financial statements at and for the fiscal year ended June 30, 2005.

        The Notes to Consolidated Financial Statements identify other significant accounting policies used in the development and presentation of the financial statements. This discussion and analysis, the significant accounting policies and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Changes in Financial Condition

        General.    Total assets increased by $37.7 million, or 4.1%, to $959.3 million at June 30, 2005 compared to $921.6 million at June 30, 2004. This increase was primarily due to increases in the net loan portfolio of $60.0 million, which was partially offset by reductions in investment securities available for sale and held to maturity of $5.5 million and cash and cash equivalents of $18.8 million. The net growth in loans was funded primarily with FHLB borrowings, which increased by $31.2 million or 15.1%. Total deposits declined slightly by $437 thousand due primarily to a reduction in more interest sensitive certificates of deposits of $38.6 million, which was partially offset by an increase in core deposits (savings, money market and checking accounts) of $38.2 million.

        Cash and Cash Equivalents.    Cash and cash equivalents, which consist of cash on hand and in other banks in interest-earning and non-interest earning accounts, amounted to $20.6 million and $39.4 million at June 30, 2005 and 2004, respectively. The decrease in cash and cash equivalents of $18.8 million or 47.7% was a result of the funds being utilized to fund loan originations.

        Securities Available for Sale.    At June 30, 2005, investment securities that were classified as available for sale ("AFS") totaled $162.8 million, compared to $234.2 million in AFS securities at June 30, 2004. The decrease in available for sale securities was a result of the Company's asset/liability strategy to increase the HTM portfolio and allow the AFS securities to decline with principal repayments and/or sales. Additionally, the Company's pending merger with Chester Valley was expected to require a de-leveraging strategy and therefore the Company did not wish to increase the investment security portfolio in general. Due primarily to the reduction in the amount of AFS securities in our portfolio, the unrealized loss, net of income taxes, on AFS securities amounted to approximately $1.4 million at June 30, 2005 compared to $2.5 million at June 30, 2004.

        Securities Held to Maturity.    At June 30, 2005, investment securities classified as held to maturity totaled $164.5 million, compared to $98.5 million in held to maturity securities at June 30, 2004. Held to maturity securities were comprised primarily of CMOs, local municipal bonds, US government agency securities and mortgage-backed securities. The increase in held to maturity securities was part of the Company's investment strategy to increase its portfolio in part to enhance earnings to supplement interest earned on loans. Held to maturity investment securities are carried at amortized cost.

        Loans.    The net loan portfolio, exclusive of loans held for sale, increased to $584.2 million at June 30, 2005 from $524.2 million at June 30, 2004. During the fiscal year ended June 30, 2005, loan originations and purchases of $229.6 million, were partially offset by scheduled loan repayments and prepayments aggregating $168.5 million. The increase in the net portfolio of $60.0 million, or 11.4%, was a result of increases in single-family residential loans, construction loans and home equity loans. These increases were partially offset by a reduction in multi-family and commercial real estate mortgage loans. The Company's single-family residential mortgage loans amounted to $202.9 million, or 34.3% of the total loan portfolio, at June 30, 2005 compared to $181.0 million, or 34.2% of the total loan portfolio, at June 30, 2004. Additionally, home equity loans amounted to 17.1% of total loans, commercial real estate and multi-family residential loans amounted to 29.6% of loans, and construction loans amounted to 14.7% of the total loans at June 30, 2005. In recent years the Company has focused its strategy on increasing its portfolio of commercial real estate and multi-family residential loans and construction loans as they generally have higher yields and shorter terms to maturity and/or re-pricing as compared to single-family residential mortgage loans.

        The $21.9 million, or 12.1%, increase in single-family residential mortgage loans during the fiscal year ended June 30, 2005 was the result of the purchase of wholesale loan packages totaling $21.7 million in newly originated single-family residential loans and to a lesser extent, the internal origination of adjustable rate mortgage loans. Additional changes in the composition of the loan portfolio during the year ended June 30, 2005 were: a decline of $6.0 million (3.3%) in commercial real estate and multi-family residential mortgage loans; an increase of $29.6 million (52.0%) in construction mortgage loans, a number of which will convert to permanent multi-family and/or commercial real estate mortgages upon completion of the construction; an increase of $9.0 million (9.8%) in home equity loans; a $5.8 million (32.8%) increase in commercial business loans; and a $428 thousand (25.5%) increase in consumer loans.

        As multi-family and commercial real estate and construction loans generally involve a higher degree of risk of loss compared to single-family residential mortgage loans, the aggregate increase in these portfolios resulted in the allowance for loan losses being increased to $6.1 million at June 30, 2005 compared to $5.2 million at June 30, 2004, primarily through a charge to earnings through the provision for loan losses of $1.2 million during the year ended June 30, 2005.

        Loans Held for Sale.    Mortgage loans originated or purchased with the intention of being sold into the secondary market are classified as held for sale and are carried at the lower of aggregate cost or market value with any unrealized loss reflected in the statements of income. At June 30, 2005, $1.8 million of fixed-rate, single-family residential mortgages were classified as held for sale compared to $1.1 million in loans classified as held for sale at June 30, 2004. The increase of $659 thousand resulted primarily from the timing of the origination of the loan and its ultimate delivery to the purchaser of the loan. In order to mitigate the risk of loss on the sale of these loans, the Company generally commits these loans for sale, on a best efforts basis, to a third party at the time that the borrower locks the loan with the Company.

        Intangible Assets.    At June 30, 2005, intangible assets aggregated $881 thousand as compared to $938 thousand at June 30, 2004. Intangible assets include a core deposit intangible and an unidentified intangible asset ("goodwill"), which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition, which occurred in 1994. The core deposit intangible is being amortized over a 12-year life. At June 30, 2005 the Company had goodwill of $848 thousand, which is periodically measured for impairment. The Company has not recorded any impairment losses as a result of this analysis.

        Deposits.    Total deposits decreased by $437 thousand, or 0.1%, to $602.7 million at June 30, 2005 compared to $603.1 million at June 30, 2004. At June 30, 2005, checking accounts totaled $143.7 million, representing an increase of $11.4 million or 8.7% compared to the balance of checking accounts at June 30, 2004. Savings accounts decreased approximately $7.7 million, or 8.4% to $84.2 million at June 30, 2005 compared to $91.9 million at June 30, 2004, and money market accounts increased $34.4 million or 34.6% to $133.9 million at June 30, 2005 compared to $99.5 million at June 30, 2004. The aggregate increase in the above less interest sensitive accounts; which the Company terms as core deposits, was $38.2 million or 11.8%. At June 30, 2005, the Company's more interest sensitive certificate of deposit accounts amounted to $240.9 million or 40.0% of the total deposit portfolio, a decrease of $38.6 million, or 13.8% from $279.5 million or 46.4% of total deposits at June 30, 2004. The change in the mix of the deposit portfolio is a direct result of a strategy to increase core deposit accounts and balances through targeted marketing as well as many depositor's unwillingness to extend the maturity of their certificate of deposit accounts into longer-term certificate of deposit accounts in the current low interest rate environment and transferring funds from certificate of deposit accounts into competitive money market accounts until rates increase.

        Federal Home Loan Bank Advances.    Advances from the FHLB provide the Company with an additional source of funds to fund interest earning asset growth and are a tool in meeting the Company's asset/liability strategies. At June 30, 2005, the total amount of these borrowings was $237.4 million, an increase of $31.2 million or a 15.1% increase from the $206.2 million outstanding at June 30, 2004. During the fiscal year ended June 30, 2004 the average balance of FHLB advances was $147.8 million compared to $252.5 million in the year ended June 30, 2005. The maximum amount of borrowings at any month-end in fiscal 2005 was $275.0 million compared to $206.2 million in fiscal

2004. The increased borrowings in fiscal 2005 resulted primarily from the Company's interest earning asset growth exceeding growth in deposit balances.

        Stockholders' Equity.    At June 30, 2005, total stockholders' equity amounted to $107.0 million or 11.1% of total assets compared to $103.8 million or 11.3% of assets at June 30, 2004. The increase of $3.2 million, or 3.1% was primarily due to net income of $6.7 million, which was partially offset by the payment of cash dividends of $4.2 million and the re-purchase of treasury stock of $3.1 million under the Company's approved stock re-purchase plan. Due to the pending acquisition of Chester Valley, the Company reduced the level of stock repurchases during the current year from the $14.0 million level of repurchases during fiscal 2004. Other changes in stockholders' equity for the year ended June 30, 2005 were an increase of $1.1 million in comprehensive income as a result of a reduction in the unrealized loss in market value of AFS securities, additional paid-in capital increasing $2.5 million to $86.1 million primarily as a result of director and employee stock option exercises, and a decrease of $588 thousand and $462 thousand in unallocated shares held by the Recognition and Retention Plan Trust ("RRP") and the Employee Stock Ownership Plan ("ESOP"), respectively, primarily as a result of amortization related to the plans. RRP amortization is five years on granted shares while ESOP expense is currently being amortized over 15 years.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

        The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the years ended June 30, 2005, 2004 and 2003. The table also shows the average yields and costs on interest-earning assets and interest-bearing liabilities for each of the fiscal years and at June 30, 2005. Loans receivable include non-accrual loans. To adjust nontaxable securities to a taxable equivalent, a 31.2%, 29.9% and 32.5% effective rate has been used for the fiscal years ending June 30, 2005, 2004, and 2003, respectively. The adjustment of tax-exempt securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a standard practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	At June 30,
	2005			2004			2003
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Interest-earning assets:
Loans receivable:
Real estate loans	$545,901	$33,174	6.08%	$437,971	$27,926	6.38%	$434,800	$31,252	7.19%
Consumer loans	2,013	134	6.66	2,158	147	6.81	10,291	498	4.84
Commercial business loans	19,763	1,228	6.21	17,903	1,050	5.86	20,260	1,417	6.99

Total loans	567,677	34,536	6.08	458,032	29,123	6.36	465,351	33,167	7.13
Securities—taxable	341,346	13,878	4.07	290,705	10,307	3.55	268,923	12,136	4.51
Securities—nontaxable—adjusted to a tax equivalent yield	19,783	1,286	6.50	18,024	1,143	6.34	17,325	1,090	6.29
Other interest-earning assets	19,502	363	1.86	48,430	372	0.77	38,789	378	0.97

Total interest-earning assets	948,308	50,063	5.28	815,191	40,945	5.02	790,388	46,771	5.92
Non-interest-earning assets	21,500			23,968			17,764

Total assets	$969,808			$839,159			$808,152

Interest-bearing liabilities:
Deposits:
NOW and money market accounts	$166,603	$2,687	1.61%	$138,109	$1,284	0.93%	$104,617	$1,317	1.26%
Savings accounts	85,983	411	0.48	89,904	571	0.64	78,584	923	1.17
Certificates of deposit	276,889	6,833	2.47	278,202	7,422	2.67	306,565	10,569	3.45

Total deposits	529,475	9,931	1.88	506,215	9,277	1.83	489,766	12,809	2.62
Total borrowings	250,299	8,816	3.52	147,842	5,791	3.92	129,633	5,927	4.57
Total escrows	2,229	2	0.09	2,113	6	0.28	2,674	10	0.37

Total interest-bearing liabilities	782,003	18,749	2.40	656,170	15,074	2.30	622,073	18,746	3.01
Non-interest-bearing liabilities:
Non-interest checking	76,020			68,783			58,703
Other	5,936			4,282			4,648

Total liabilities	863,959			729,235			685,424
Total equity	105,849			109,924			122,728

Total liabilities and equity	$969,808			$839,159			$808,152

Net interest-earning assets	$166,305			$159,021			$168,315

Net interest income		$31,314			$25,871			$28,025

Net interest rate spread			2.88%			2.72%			2.91%

Net interest margin			3.30%			3.17%			3.55%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.27%			124.23%			127.06%

        Although management believes that the above non-GAAP financial measures enhance investors' understanding of the Company's business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures to GAAP is presented below.

	For the Year Ended June 30,
	2005		2004		2003
(Dollars in thousands)	Interest	Average Yield/Cost	Interest	Average Yield/Cost	Interest	Average Yield/Cost
Securities—nontaxable	$902	4.56%	$826	4.58%	$764	4.41%
Tax equivalent adjustments	384		317		326

Securities—nontaxable to a taxable equivalent yield	$1,286	6.50%	$1,143	6.34%	$1,090	6.29%

Net interest income	$30,930		$25,554		$27,699
Tax equivalent adjustment	384		317		326

Net interest income, tax equivalent	$31,314		$25,871		$28,025

Net interest rate spread, no tax adjustment		2.84%		2.68%		2.87%

Net interest margin, no tax adjustment		3.26%		3.13%		3.50%

Rate/Volume Analysis

        The following table shows the effect of changing rates and volumes on net interest income for the years ended June 30, 2005 and 2004, compared to the prior fiscal year. Information provided shows the effect on net interest income of (1) rates (changes in rate multiplied times prior volume), (2) volume (changes in volume times prior rate) and (3) rate/volume (changes in rate times change in volume).

	Increase (decrease) in net interest income for the year ended June 30, 2005 compared to the year ended June 30, 2004 due to				Increase (decrease) in net interest income for the year ended June 30, 2004 compared to the year ended June 30, 2003 due to
(Dollars in thousands)	Rate	Volume	Rate/ Volume	Increase/ (Decrease)	Rate	Volume	Rate/ Volume	Increase/ (Decrease)
Interest-earning assets:
Loans receivable
Real estate mortgage loans	$(1,311)	$6,881	$(322)	$5,248	$(3,528)	$228	$(26)	$(3,326)
Consumer loans	(3)	(10)	—	(13)	203	(394)	(160)	(351)
Commercial business loans	62	109	7	178	(229)	(165)	27	(367)

Total loans	(1,252)	6,980	(315)	5,413	(3,554)	(331)	(159)	(4,044)
Securities	1,514	1,943	257	3,714	(2,610)	1,039	(205)	(1,776)
Other interest-earning assets	529	(222)	(316)	(9)	(80)	94	(20)	(6)

Total net change in income on interest-earning assets	791	8,701	(374)	9,118	(6,244)	802	(384)	(5,826)

Interest-bearing liabilities:
Deposits
NOW and money market	943	265	195	1,403	(345)	422	(110)	(33)
Savings accounts	(141)	(25)	6	(160)	(424)	133	(61)	(352)
Certificates of deposit	(556)	(35)	2	(589)	(2,390)	(978)	221	(3,147)

Total deposits	246	205	203	654	(3,159)	(423)	50	(3,532)
Borrowings	(591)	4,016	(400)	3,025	(849)	833	(120)	(136)
Advance payments for taxes and insurance	(4)	1	(1)	(4)	(2)	(3)	1	(4)

Total net change in expense on interest-bearing liabilities	(349)	4,222	(199)	3,675	(4,010)	407	(69)	(3,672)

Change in net interest income	$1,140	$4,479	$(176)	$5,443	$(2,234)	$395	$(315)	$(2,154)

Results of Operations

        General.    Net income for the year ended June 30, 2005 was $6.7 million, an increase of $615 thousand or 10.1%. The increase resulted primarily from an increase in net interest income of $5.4 million, which was partially offset by a reduction in non-interest income of $506 thousand along with increases in the provision for loan losses and operating expenses of $806 thousand and $3.0 million (which included a $913 thousand litigation settlement), respectively. Net income for the year ended June 30, 2004 was $6.1 million compared to $7.5 million for the year ended June 30, 2003. Fiscal 2004 net income decreased compared to fiscal 2003 primarily due to decreased net interest income of $2.2 million, and increased non-interest expense of $1.3 million, respectively. These were partially offset by a decrease in income tax expense of $1.0 million, a decrease in the provision for loan losses of $608 thousand and an increase in non-interest income of $491 thousand.

        Net Interest Income.    Net interest income increased by $5.4 million or 21.0% to $30.9 million for the year ended June 30, 2005 as compared to $25.6 million for the year ended June 30, 2004. One factor that influences net interest income is the interest rate spread (i.e., the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities). The average interest rate spread for the years ended June 30, 2005, 2004 and 2003 was 2.88%, 2.72% and 2.91%, respectively. The net interest margin (i.e., net interest income expressed as a percentage of average interest-earning assets) was 3.30%, 3.17% and 3.55% for the same three respective fiscal years. After years of declines in the Company's interest rate spread resulting from the historically low interest rate environment, the interest spread increased by 16 basis points in fiscal 2005 as the yield on interest earning assets increased by 26 basis points while the cost of interest-bearing liabilities rose by 10 basis points. In addition to the improvement in the interest rate spread, the Company's average earning assets increased by approximately $133.1 thereby positively impacting net interest income during the year ended June 30, 2005.

        In fiscal year 2004, net interest income declined by approximately $2.2 million or 7.7% to $25.6 million for the year ended June 30, 2004 compared to $27.7 million for the year ended June 30, 2003. The interest rate spread declined from 2.91% for fiscal 2003 to 2.72% for fiscal 2004. During this period, the average cost of interest-bearing liabilities decreased by 71 basis points from 3.01% during fiscal 2003 to 2.30%. This decrease was due primarily to the re-pricing of maturing certificates of deposits at lower rates. Because certificates of deposit bear a stated interest for a specified term to maturity, there usually is a lagging effect on the cost of funds when market rates of interest change. During the period of falling interest rates over this period, the Bank continued to pay the higher rate on certificates of deposit until their maturity at which time they are re-priced to approximate market conditions. During this same period, the average yield on interest-earning assets declined by 90 basis points from 5.92% during fiscal 2003 to 5.02% during fiscal 2004 as higher yielding loans and/or mortgage-backed securities were prepaid and replaced by lower yielding assets at market rates. Partially offsetting the impact of the decline in the net interest spread was an increase in average interest-earning assets of $24.8 million in fiscal 2004 compared to fiscal 2003.

        Interest Income.    Interest income includes the interest earned on loans and investment securities, as well as yield adjustments for the premiums, discounts and deferred fees or costs recorded in connection with the acquisition of these assets. Total interest income for the year ended June 30, 2005 was $49.7 million compared to $40.6 million and $46.4 million for fiscal 2004 and 2003, respectively.

        The increase in interest income in fiscal 2005 compared to fiscal 2004 was $9.1 million or 22.3% due primarily to an increase in the average balance of outstanding loans of $109.6 million as well as an increase in the average balance of investment securities of $52.4 million. Additionally, during the same period, the tax equivalent yield on interest earning assets increased by 0.26% to 5.28% from 5.02%.

        The decrease in interest income in fiscal 2004 compared to 2003 was $5.8 million, or 12.5%. This decrease was primarily due to the overall decrease in the yield earned on loans and securities. For fiscal 2004, the yield on average interest-earning assets dropped 90 basis points to 5.02% from 5.92% in fiscal 2003. Also contributing to the decline, during the year ended June 30, 2004 compared to the year ended June 30, 2003, the average balance of higher yielding loans receivable decreased by $7.3 million as higher yielding loans were prepaid. During this period, the average yield on loans decreased 77 basis points from 7.13% to 6.36%. A modest increase in the average balance of securities outstanding was not enough to offset a decline in the average yield earned on investment securities from 4.51% to 3.55%.

        Interest Expense.    Interest expense consists of the interest paid to depositors on their interest-bearing deposit accounts as well as interest paid on funds borrowed from the FHLB and certain escrow accounts. For the fiscal year ended June 30, 2005, total interest expense was $18.7 million compared to $15.1 million and $18.7 million, for the fiscal years ended June 30, 2004 and 2003, respectively.

        For the fiscal year ended June 30, 2005, interest expense increased by $3.6 million, or 24.4% compared to the fiscal year ended June 30, 2004. This increase was due primarily to an approximate $102.5 million increase in average borrowings from the FHLB as well as an approximate increase in average interest costing deposits of approximately $23.3 million. Also contributing to the increase was a 10 basis point increase in the cost of interest-bearing liabilities. Compared to fiscal 2004, the average cost of interest-bearing deposits in fiscal 2005 increased to 1.88% from 1.83%. The increased cost along with the increase in average balances resulted in an approximate $654 thousand increase in interest expense on deposits. Although the average cost of borrowings declined to 3.52% from 3.92% for fiscal 2005 compared to fiscal 2004, interest expense on borrowings increased by $3.0 million due primarily to the aforementioned significant increase in average borrowings.

        For the fiscal year ended June 30, 2004, interest expense decreased by $3.7 million, or 19.6% compared to the fiscal year ended June 30, 2003. This decrease was due primarily to a $3.5 million decrease in interest paid on deposits primarily attributed to lower rates paid on our deposit accounts and a reduction in certificates of deposit as a percent of the total deposit portfolio. Compared to fiscal 2003, our average cost of deposits in fiscal 2004 decreased by 79 basis points from 2.62% to 1.83% while the average balance of interest-bearing deposits increased by $16.4 million from $489.8 million to $506.2 million. Interest expense on borrowing decreased by $136 thousand, or 2.3% during fiscal 2004 compared to the fiscal year ended June 30, 2003. The average balance of borrowings outstanding during fiscal 2004 was $147.8 million compared to $129.6 million in fiscal 2003. The average cost of these borrowings for fiscal 2004 was 3.92% compared to 4.57% during fiscal 2003.

        Provision for Loan Losses.    In order to maintain the allowance for losses at a level that management deems adequate to absorb known and unknown losses which are both probable and can be reasonably estimated, a provision for loan losses is recorded through charges to earnings. The determination of the adequacy of the allowance is based upon the Company's regular review of credit quality and is based upon, but not limited to, the following factors: an evaluation of our loan portfolio, loss experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. The balance of the allowance for loan losses is an estimate and actual losses may vary from these estimates. Management assesses the allowance for loan losses at least quarterly and makes any necessary adjustments to maintain the allowance for losses at a level deemed adequate. For the years ended June 30, 2005, 2004 and 2003, the provisions for loan losses were $1.2 million, $426 thousand and $1.0 million, respectively. The increased provision for loan losses during fiscal 2005 was due primarily to the increase in outstanding loan balances as well as a change in the mix of the loan portfolio to increased balances in loan categories, which typically have a higher degree of inherent credit risk.

        At June 30, 2005, the balance in the allowance for loan losses was $6.1 million compared to $5.2 million at June 30, 2004. Management believes that the allowance for loan losses at June 30, 2005 was appropriate given, among other things, the overall improvement of our asset quality from June 30,

2004, the growth of certain sectors of our loan portfolio and the inherent credit risk associated with our loan portfolio. The percentage of the allowance for losses to loans increased to 1.05% at June 30, 2005 compared to 0.99% at June 30, 2004.

        Management believes, to the best of its knowledge based upon knowledge available to them at the time, the allowance for loan loss was adequate at June 30, 2005 and represents all known and inherent loses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company's non-performing loans in the remainder of the Company's loan portfolio. Regulatory agencies, in the course of their regular examinations, review the allowance for losses and carrying value of non-performing assets. No assurance can be given that these agencies might not require changes to the allowance for losses in the future.

        Non-Interest Income.    Non-interest income is comprised of account service fees and charges, loan servicing fees, realized gains and losses on assets available or held for sale and increases in the cash surrender value of bank owned life insurance ("BOLI"). Total non-interest income for the years ended June 30, 2005, 2004, and 2003 was $3.5 million, $4.0 million and $3.5 million, respectively.

        The decline in non-interest income of $506 thousand during fiscal 2005 compared to fiscal 2004 was due primarily to reduction in gains on investment securities available for sale of approximately $723 thousand due primarily to the rising interest rate environment throughout the year. This was partially offset by an increase in service charges and fees of $96 thousand due to the continued growth in the Overdraft Protection Plan implemented during fiscal 2004 (see below). Also, positively impacting non-interest income was an increase in loan servicing income of $202 thousand due to growth in the portfolio experienced in the prior year as well as reduced pre-payments within this portfolio. Gains on the sale of loans held for sale declined by $30 thousand as a result of the rising interest rate environment and income credited on BOLI declined by $51 thousand as the crediting rate was reduced.

        The increase in non-interest income of $491 thousand or 14.1% for fiscal 2004 compared to fiscal 2003, was due primarily to increases in service charges, fees and the cash surrender value of bank owned life insurance, partially offset by the decline in gains on sales of loans and securities. During the fiscal year ended June 30, 2004 service charges and fees increased $499,000, or 27.4% to $2.3 million. The increases in service charges were primarily the result of our recently implemented Overdraft Protection Plan ("OPP"), increased retail sales of annuities and loan prepayment penalties. For the fiscal year ended June 30, 2004, the Company realized gains of $796,000 and $627,000 on the sale of securities and loans, respectively, compared to gains of $1.7 million and $1.2 million, respectively, during the corresponding comparable fiscal year ended June 30, 2003.

        Non-Interest Expense.    The primary components of non-interest expense are compensation and employee benefits, occupancy and equipment expenses, data processing costs, deposit account services, professional fees and a variety of other expenses. For the years ended June 30, 2005, 2004, and 2003, non-interest expense totaled $23.4 million, $20.4 million and $19.1 million, respectively. The primary reason for the increase in non-interest expense in fiscal 2005 compared to fiscal 2004 was a $2.0 million increase in other non-interest expense due primarily to $275 thousand in merger related charges, $583 thousand in consulting fees and a $913 thousand settlement of a legal proceeding. The primary reason for the increase in non-interest expenses in fiscal 2004 compared to fiscal 2003 was due to a $780 thousand increase in compensation and employee benefits.

        Compensation and benefits expenses totaled $13.1 million, $12.7 million and $11.9 million, respectively, for the fiscal years ended June 30, 2005, 2004, and 2003. For the year ended June 30, 2005, compensation and benefit costs increased approximately $367 thousand or 2.9% due primarily to normal salary increases. For the fiscal year ended June 30, 2004, these costs increased $780 thousand or 6.5% as compared to the fiscal year ended June 30, 2003. Some factors contributing to the increase in compensation and benefits include expansion of the branch network, increased costs to expand and support the lending function and costs of stock benefit plans that have increased due to the appreciation of the Company's stock value and the full year impact of additional allocated shares in the Company's Recognition and Retention Plan. The Company's ESOP expense increased $214,000, or 25.9% for the year ended June 30, 2004, compared to $824,000 for the year ended June 30, 2003. Costs of the RRP grants were $741,000 for the year ended June 30, 2004 compared to $500,000 for fiscal year ended June 30, 2003.

        Occupancy and furniture and equipment expenses were $2.6 million, $2.6 million, and $2.5 million for the fiscal years ended June 30, 2005, 2004, and 2003, respectively. During fiscal year 2005, these costs increased $63 thousand due to normal type annual increases. In fiscal 2004, the $95,000 increase as compared to fiscal 2003 was primarily due to slight increases in operating costs as well as a full year of expenses associated with our 14th branch office. Advertising expenses for fiscal 2005, 2004 and 2003 were $877 thousand, $576 thousand and $560 thousand, respectively. During fiscal 2005, the Company increased its local media advertising as part of a campaign to grow core deposits as well as increasing the Bank's name recognition in the marketplace.

        For the fiscal years ended June 30, 2005, 2004, and 2003, amortization of intangible assets was $57,000, $83,000 and $104,000, respectively. The decline annually was the result of no additional intangible assets being recorded while the assets are being amortized on an accelerated method that approximates a level yield. Data processing expenses were $960 thousand, $810 thousand, and $705 thousand, respectively, for fiscal 2005, 2004 and 2003. The large increase in the current fiscal year resulted from increased accounts and a rate increase in the Company's third-party data processing contract, as the Company did not renew the contract for the full term in anticipation of our merger with Chester Valley. The increase in fiscal 2004 compared to fiscal 2003 was the result of account growth in both loans and deposits. Deposit account service expenses were $899 thousand, $885 thousand, and $822 thousand, respectively, with the annual increases being the result in core deposit (checking, savings and money market) account growth. Professional fees were $858 thousand, $736 thousand and $456 thousand, respectively. Increases in professional fees were due primarily to costs related to the Company's review of potential acquisition transactions (including the Chester Valley acquisition in the current year) and other general corporate matters. For the fiscal years ended June 30, 2005, 2004, and 2003, other expenses, which include miscellaneous operating items, were $3.9 million, $1.8 million and $1.8 million, respectively. Included in other expenses for the year ended June 30, 2005, is an approximate $913 thousand settlement of a legal proceeding, a $275 thousand charge for merger integration costs as well as an increase in consulting costs of $507 thousand, related largely to consultant assistance in the implementation of section 404 of the Sarbanes-Oxley Act.

        Income Tax Provision.    Income tax expense amounted to $3.1 million for the year ended June 30, 2005. This compares to a tax expense of $2.6 million, and $3.6 million for the years ended June 30, 2004 and 2003, respectively. The effective tax rates for fiscal 2005, 2004 and 2003 were 31.21%, 29.92% and 32.53%, respectively. The increase in the income tax expense and the effective tax rate for the year ended June 30, 2005 was primarily related to an increase in the pre-tax income and reduction in the level of tax-free investments as a percentage of total assets. The decrease for the year ended June 30, 2004 compared to the year ended June 30, 2003 resulted primarily from lower pre-tax income as well as an increase in tax-free investments as a percentage of total assets.

Liquidity and Commitments

        The Company's primary sources of funds are from deposits, principal amortization of loans, loan and securities prepayments and repayments, interest income from loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. We have also utilized outside borrowings, primarily from the FHLB of Pittsburgh as an additional funding source.

        We use our liquidity resources to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2005, outstanding approved loan commitments were $20.1 million and certificates of deposit maturing within the next twelve months amounted $176.8 million. Based upon historical experience, it is anticipated that a significant portion of the maturing certificates of deposit will be reinvested in the Bank.

        Due to the interest rate environment during the year ended June 30, 2005, the Company continued to experience higher than a normal amount of prepayments of loans and mortgage-backed securities as borrowers repaid higher rate loans and refinanced those loans at lower rates. The low rate environment also increased the amount of bonds with call provisions being exercised by the issuer so that they could take advantage of a lower borrowing cost. These accelerated repayments have increased our liquidity. The rising interest rate environment during fiscal 2005 reduced the level of prepayments; however, long-term rates remain relatively low from a historical standpoint and thus the Company continues to experience higher than normal prepayments.

        During the past two fiscal years, the Company increased its use of borrowings from the FHLB as a cost effective means to obtain funds at varying maturities to implement asset/liability strategies. Outstanding borrowings from the FHLB have increased to $237.4 million at June 30, 2005 compared to $206.2 million at June 30, 2004. Under terms of the borrowing agreement with the FHLB, the Bank pledges certain assets such as residential mortgage loans and mortgage-backed securities as well as stock in the FHLB as collateral for these advances. At June 30, 2005, the Bank had $294.0 million in additional borrowing capacity available from the FHLB as well as $28.0 million in borrowing lines from other financial intermediaries.

        The Company has not in the past used any significant off-balance sheet financing arrangement for liquidity or other purposes. Our financial assets with off-balance sheet risk are limited to obligations to fund loans to borrowers pursuant to existing loan commitments. Additionally, the Company has not had any transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could affect its liquidity or capital resources, nor do we currently intend to engage in trading commodity contracts. With its acquisition of Chester Valley Bancorp and the resulting increased size of the combined companies, the Company may, from time to time, utilize certain derivative financial instruments to assist in its asset/liability strategies.

        The Company fully anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.

        The Company's contractual obligations as of June 30, 2005 are as follows:

	Payments Due by Period:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(Dollars in thousands)
Federal Home Loan Debt	$237,400	$92,184	$50,799	$17,500	$76,917
Operating Leases	3,113	810	1,449	854	—

Total Obligations	$240,513	$92,994	$52,248	$18,354	$76,917

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lines of credit	$28,870	$6,458	$—	$—	$22,412
Standby letters of credit	2,051	1,960	91	—	—
Other commitments to make loans	20,139	20,139	—	—	—
Undisbursed funds on previous disbursed loans	51,505	36,037	8,488	—	6,980

Total	$102,565	$64,594	$8,579	$—	$29,392

Impact of Inflation and Changing Prices

        The financial statements, accompanying notes, and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A. Quantitative and Qualitative Disclosure of Market Risk

Asset/Liability Management and Interest Rate Risk

        The market value of assets and liabilities, as well as future earnings, can be affected by interest rate risk. Market values of financial assets have an inverse relationship to rates, i.e., when interest rates rise, the market value of many of the Company's assets decline and when rates fall, the market value of many of the Company's assets rise. The primary assets of the Company are loans to borrowers who often have the ability to prepay their loan. Therefore, in a falling rate environment, the increase in the market value of the Company's assets is limited by this option for the borrower to prepay the loan.

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

        The following gap table shows the amount as of June 30, 2005 of assets and liabilities projected to mature or re-price within various time periods. This table includes certain assumptions management has made that affect the rate at which loans will prepay as well as the duration of core deposits. Changes in interest rates may affect these assumptions, which would impact our gap position.

	0 to 3 months	3 to 12 months	1 to 3 years	3 to 5 years	over 5 years	Total
	(Dollars in thousands)
Interest-earning deposits	$14,420	$—	$—	$—		14,420
Securities	27,622	49,840	151,861	60,289	37,665	327,277
Loans receivable	57,127	115,127	110,349	146,061	161,636	590,300

Total interest-earning assets	99,169	164,967	262,210	206,350	199,301	931,997

Certificates of deposit	55,218	121,580	55,891	6,433	1,814	240,936
Other interest-bearing deposits	25,136	75,408	133,226	45,210	—	278,980
FHLB advances	81,728	10,456	50,799	17,500	76,917	237,400

Total interest-bearing liabilities	162,082	207,444	239,916	69,143	78,731	757,316

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	(62,913)	(42,477)	22,294	137,207	120,570	174,681
Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	(62,913)	(105,390)	(83,096)	54,111	174,681
Cumulative excess (deficiency) of interest-earning assets to Interest-bearing liabilities as a Percent of total assets	(6.56)%	(10.99)%	(8.66)	5.64%	18.21%	5.54%
Ratio of interest-earning assets to interest-bearing liabilities	61.18%	79.52%	109.29%	298.44%	253.14%	123.07%
Cumulative ratio of interest-Earning assets to assets to Interest-bearing liabilities	61.18%	71.48%	86.37%	107.97%	123.07%

        At June 30, 2005, the ratio of the cumulative interest-earning assets maturing or re-pricing in one-year or less to interest-bearing liabilities maturing or re-pricing in one-year or less is 71.48%, which results in a cumulative one-year gap to total assets ratio of negative 10.99%, indicating that the Bank's net interest income could decline depending upon the degree to which interest rates change and the change in the relationship between interest rates used to re-price assets and interest rates used in the re-pricing of liabilities.

        Upon the completion of the Merger coupled with the de-leveraging strategy implemented by the Bank, it is expected that the interest sensitivity will improve significantly in that the proportion of interest-earning assets re-pricing within one and three year time horizons as compared to interest-bearing liabilities re-pricing in the same horizons will be increased. Additionally, certain interest rate swaps and interest rate corridors employed by First Financial Bank will benefit the overall interest sensitivity of the combined companies.

        The Company has adopted asset/liability management policies designed to quantify the interest rate risk caused by mismatches in the maturities and re-pricing of our interest-earning assets and interest-bearing liabilities. These interest rate risk and asset/liability management actions are taken under the guidance of the Asset/Liability Management Committee ("ALCO"). The ALCO's purpose is to communicate, coordinate and control asset/liability management consistent with our business plan and Board approved policies. The objective of the ALCO is to manage asset and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals.

The ALCO meets at least quarterly and monitors the volume and mix of assets and funding sources taking into account the relative costs and spreads, the interest rate sensitivity gap and liquidity needs. The ALCO also reviews economic conditions and interest rate projections, current and projected liquidity needs and capital positions, anticipated changes in the mix of assets and liabilities, and interest rate exposure limits versus current projections pursuant to gap analysis and interest income simulations. At each meeting, the ALCO recommends changes in strategy as appropriate. Interest rate risk issues are also discussed by the Board of Directors on a regular basis. Management meets periodically to monitor progress in achieving asset/liability targets approved by the Board, particularly the type and rate on asset generation and sources of funding.

        In order to manage the Company's assets and liabilities and improve our interest rate risk position, emphasis has been placed on the origination of assets with shorter maturities or adjustable rates such as commercial and multi-family real estate loans, construction loans, home equity loans and to a lesser extent commercial business loans. At the same time, other actions include attempts to increase our core deposits and the use of FHLB advances as additional sources of funds. Additionally, longer term fixed rate single-family residential mortgage loans are originated and held for sale.

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

        Presented below, as of June 30, 2005 and 2004, is an analysis of the interest rate risk position as measured by NPV and sensitivity based upon various rate scenarios. These values have been obtained from data submitted by the Bank to the OTS. The OTS performs scenario analysis to estimate current or base case economic value and estimates NPV that would result from instantaneous, parallel shifts of the yields on various financial instruments of plus and minus 100, 200 and 300 basis points. Due to the level of current interest rates, no values are calculated for hypothetical rate scenarios of down 300 basis points at June 30, 2005 or down more than 100 basis points at June 30, 2004. The model does not value new business activities. It only provides an estimate of economic value at a point in time and the economic value of the same portfolio under the above referenced interest rate scenarios.

Estimated change in NPV and Sensitivity
At June 30, 2005

	Net Portfolio Value
	Amount of Change	Percent of change	To Assets	Sensitivity
	(in thousands)
Hypothetical change in interest rates
up 300 basis points	$(32,238)	(25)%	10.12%	(275	)bp
up 200 basis points	(20,207)	(16)	11.20	(167)
up 100 basis points	(9,073)	(7)	12.15	(72)
no change—base case	—	—	12.87	—
down 100 basis points	1,705	1	12.92	4
down 200 basis points	(2,179)	(2)	12.45	(42)

Estimated change in NPV and Sensitivity
At June 30, 2004

	Net Portfolio Value
	Amount of Change	Percent of change	To assets	Sensitivity
	(in thousands)
Hypothetical change in interest rates
up 300 basis points	$(37,516)	(31)%	9.43%	(333	)bp
up 200 basis points	(26,378)	(22)	10.46	(230)
up 100 basis points	(13,536)	(11)	11.61	(115)
no change—base case	—	—	12.76	—
down 100 basis points	3,674	3	12.96	20

        Due to the level of current interest rates, no values are calculated for hypothetical rate scenarios of down 200 (2004) or down 300 (2005 and 2004) basis points.

        The Bank's sensitivity in the plus 200 basis point rate scenario decreased from negative 230 basis points at June 30, 2004 to negative 167 basis points at June 30, 2005. The primary reasons for this increase were decreases in the balances of fixed-rate residential mortgage loans as well as a decline in the balance of callable U.S. agency securities.

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

        Upon completion of the Merger, which was effective after the close of business on August 31, 2005, the Net Portfolio Value of Equity is expected to be reduced as a result of the goodwill that will result once the purchase accounting valuations are finalized. The exact impact cannot be estimated at this time; however, the interest sensitivity is expected to remain stable as a result of FFB's asset sensitive balance sheet as well as the above noted de-leveraging strategy employed by the Bank.

Recent Accounting Pronouncements

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("EITF 03-1")

        In December 2003, the Emerging Issues Task Force issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF addresses disclosure requirements regarding information about temporarily impaired investments. The requirements are effective for fiscal years ending after December 15, 2003 for all entities that have debt or marketable equity securities with market values below carrying values. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The requirements apply only to annual financial statements.

        On September 30, 2004, the FASB voted unanimously to defer the implementation of the provisions of EITF 03-1 that relate to measurement and recognition of other-than-temporary impairments. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the delay relates to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The disclosure requirements of EITF 03-1 continue to apply and the Company has made all required disclosures of EITF 03-1 in the accompanying annual financial statements.

FASB Statement No. 123 (revised 2004), Share-based Payments

        In December 2004, the FASB issued SFAS No. 123 (Revised), "Share Based Payment," (SFAS No. 123R). This Statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued. SFAS No. 123R is effective for the Company beginning on July 1, 2005.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer (Statement of Position 03-3)

        In December 2003, the AICPA's Accounting Standards Executive Committee (AcSEC) issued SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity and therefore did not impact the Company as of June 30, 2005. The Company will however be required to apply the provisions of SOP 03-3 to the Merger with Chester Valley.

Selected Quarterly Financial Data

        The following table presents selected quarterly operating data for the fiscal years ended June 30, 2005 and 2004.

	For the quarter ended
	06/30/05	03/31/05	12/31/04	09/30/04
	(Dollars in thousands, except per share data)
Total interest income	$12,921	$12,730	$12,517	$11,511
Total interest expense	5,121	4,863	4,645	4,120
Net interest income	7,800	7,867	7,872	7,391
Provision for loan loss	197	504	360	171
Total non-interest income	899	947	865	767
Total non-interest expense	6,048	6,577	5,423	5,350
Income tax expense	745	527	948	833
Net income	1,709	$1,206	$2,006	$1,804
Earnings per share
Basic	$0.19	$0.13	$0.22	$0.20
Diluted	$0.18	$0.13	$0.21	$0.19
	For the quarter ended
	06/30/04	03/31/04	12/31/03	09/30/03
	(Dollars in thousands, except per share data)
Total interest income	$10,180	$10,155	$10,197	$10,096
Total interest expense	3,771	3,587	3,756	3,960
Net interest income	6,409	6,568	6,441	6,136
Provision for loan loss	96	170	101	59
Total non-interest income	976	852	828	1,327
Total non-interest expense	5,103	5,165	5,067	5,055
Income tax expense	652	604	626	728
Net income	$1,534	$1,481	$1,475	$1,621
Earnings per share
Basic	$0.17	$0.16	$0.16	$0.17
Diluted	$0.16	$0.15	$0.15	$0.16

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Willow Grove Bancorp, Inc.:

        We have audited the accompanying consolidated statements of financial condition of Willow Grove Bancorp, Inc. and subsidiary (the Company) as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willow Grove Bancorp, Inc. and subsidiary as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Willow Grove Bancorp, Inc.'s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP Philadelphia, Pennsylvania September 12, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Willow Grove Bancorp, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Effectiveness of Internal Control Over Financial Reporting, that Willow Grove Bancorp, Inc. and subsidiary (the Company) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willow Grove Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Willow Grove Bancorp, Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Willow Grove Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Willow Grove Bancorp, Inc. and subsidiary as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 12, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP Philadelphia, Pennsylvania September 12, 2005

Willow Grove Bancorp, Inc.
Consolidated Statements of Financial Condition

(Dollars in thousands, except share data)	At June 30, 2005	At June 30, 2004
Assets:
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$6,189	$14,681
Interest-earning deposits	14,420	24,764
Total cash and cash equivalents	20,609	39,445
Investment securities:—Note 3
Trading	53	—
Available for sale (amortized cost of $164,922 and $238,178, respectively)	162,773	234,207
Held to maturity (fair value of $164,909 and $98,401, respectively)	164,451	98,513
Loans (net of allowance for loan losses of $6,113 and $5,220, respectively)—Note 4	584,187	524,189
Loans held for sale	1,795	1,136
Accrued income receivable	4,094	3,565
Property and equipment, net—Note 6	5,659	5,975
Intangible assets	881	938
Other assets—Notes 5 and 9	14,753	13,624

Total assets	$959,255	$921,592

Liabilities and Stockholders' Equity:
Interest-bearing Deposits—Note 7	$519,916	$527,218
Non-interest-bearing Deposits—Note 7	82,762	75,897
Federal Home Loan Bank advances—Note 8	237,400	206,168
Advance payments from borrowers for taxes	2,850	2,863
Accrued interest payable	1,064	986
Other liabilities—Note 9	8,220	4,684

Total liabilities	852,212	817,816

Commitments and contingencies—Note 11
Stockholders' equity:
Common stock, $0.01 par value; (40,000,000 authorized; 11,457,602 and 11,426,064 issued at June 30, 2005 and 2004, respectively)	115	114
Additional paid-in capital	86,086	84,915
Retained earnings—substantially restricted	56,046	53,516
Accumulated other comprehensive loss	(1,353)	(2,463)
Obligation of deferred compensation plan	1,076	525
Treasury stock at cost, 1,730,101 and 1,541,262 shares at June 30, 2005 and June 30, 2004, respectively	(28,072)	(24,926)
Unallocated common stock held by
Employee Stock Ownership Plan (ESOP)	(5,035)	(5,497)
Recognition and Retention Plan Trust (RRP)	(1,820)	(2,408)

Total stockholders' equity	107,043	103,776

Total liabilities and stockholders' equity	$959,255	$921,592

See accompanying Notes to Consolidated Financial Statements

Willow Grove Bancorp, Inc.
Consolidated Statements of Income

	For the year ended June 30,
(Dollars in thousands, except per share data)
	2005	2004	2003
Interest and dividend income:
Loans	$34,536	$29,123	$33,167
Securities, primarily taxable	15,143	11,505	13,278

Total interest income	49,679	40,628	46,445

Interest expense:
Deposits	9,931	9,277	12,809
Borrowings	8,816	5,791	5,927
Advance payments from borrowers for taxes	2	6	10

Total interest expense	18,749	15,074	18,746

Net interest income	30,930	25,554	27,699

Provision for loan losses	1,232	426	1,034

Net interest income after provision for loan losses	29,698	25,128	26,665

Non-interest income:
Service charges and fees	2,418	2,322	1,823
Realized gain on sale of:
Loans held for sale	597	627	1,194
Investment securities available for sale	73	796	1,712
Increase in cash surrender value of life insurance	191	242	63
Loss on disposition of borrowings	—	—	(1,407)
Loan servicing income (expense), net	198	(4)	107

Total non-interest income	3,477	3,983	3,492

Non-interest expense:
Compensation and employee benefits	13,062	12,695	11,915
Occupancy	1,676	1,525	1,463
Furniture and equipment	970	1,058	1,025
Federal insurance premium	85	87	88
Amortization of intangible assets	57	83	104
Data processing	960	810	705
Advertising	877	576	560
Community enrichment	101	126	150
Deposit account services	899	885	822
Professional fees	858	736	456
Consulting fees	583	76	126
Litigation settlement charges	913	—	—
Other expense	2,356	1,733	1,644

Total non-interest expense	23,397	20,390	19,058

Income before income taxes	9,778	8,721	11,099
Income tax expense—Note 9	3,052	2,610	3,610

Net Income	$6,726	$6,111	$7,489

Earnings per share:
Basic	$0.74	$0.66	$0.75
Diluted	$0.71	$0.62	$0.71

See accompanying Notes to Consolidated Financial Statements

Willow Grove Bancorp, Inc.
Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

(Dollars in thousands, except per share data)	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Obligation of deferred compensation plan	Treasury stock	Common stock acquired by benefit plans
Balance—June 30, 2002	$113	$82,522	$46,707	$1,881	—	—	$(6,854)	$124,369

Net income	—	—	7,489	—	—	—	—	7,489
Other comprehensive loss	—	—	—	(26)	—	—	—	(26)
Exercise of Stock Options	1	335	—	—	—	—	—	336
ESOP shares committed to be released	—	361	—	—	—	—	461	822
Common stock (256,565 shares) acquired by RRP	—	—	—	—	—	—	(3,194)	(3,194)
Amortization of RRP shares	—	(13)	—	—	—	—	513	500
Treasury stock acquired (656,700 shares at cost)	—	—	—	—	—	(10,356)	—	(10,356)
Tax benefit related to employee stock benefit plans	—	337	—	—	—	—	—	337
Cash dividends paid—($0.30 per share)	—	—	(3,147)	—	—	—	—	(3,147)

Balance—June 30, 2003	$114	$83,542	$51,049	$1,855	—	$(10,356)	$(9,074)	$117,130

Net income	—	—	6,111	—	—	—	—	6,111
Other comprehensive loss	—	—	—	(4,318)	—	—	—	(4,318)
Payment of Deferred Acquisition Costs	—	(36)	—	—	—	—	—	(36)
Exercise of Stock Options	—	392	—	—	—	—	—	392
ESOP shares committed to be released	—	576	—	—	—	—	462	1,038
Obligation of deferred compensation plan	—	—	—	—	525	—	—	525
Amortization of RRP shares	—	34	—	—	—	—	707	741
Treasury stock acquired (853,166 shares at cost)	—	—	—	—	—	(14,570)	—	(14,570)
Tax benefit related to employee stock benefit plans	—	407	—	—	—	—	—	407
Cash dividends paid—($0.38 per share)	—	—	(3,644)	—	—	—	—	(3,644)

Balance—June 30, 2004	$114	$84,915	$53,516	$(2,463)	$525	$(24,926)	$(7,905)	$103,776

Net income	—	—	6,726	—	—	—	—	6,726
Other comprehensive income	—	—	—	1,110	—	—	—	1,110
Exercise of Stock Options	1	284	—	—	—	—	—	285
ESOP shares committed to be released	—	566	—	—	—	—	462	1,028
Obligation of deferred compensation plan	—	—	—	—	551	—	—	551
Amortization of RRP shares	—	9	—	—	—	—	588	597
Treasury stock acquired (155,577 shares at cost)	—	—	—	—	—	(3,146)	—	(3,146)
Tax benefit related to employee stock benefit plans	—	312	—	—	—	—	—	312
Cash dividends paid—($0.46 per share)	—	—	(4,196)	—	—	—	—	(4,196)

Balance—June 30, 2005	$115	$86,086	$56,046	$(1,353)	$1,076	$(28,072)	$(6,855)	$107,043

	For the year ended June 30,
	2005	2004	2003
Net unrealized gains (losses) on securities available for sale arising during the period, net of tax	$1,061	$(4,812)	$(1,087)
Reclassification adjustments for gains included in net income, net of tax	49	494	1,061

Other comprehensive income (loss)	1,110	(4,318)	(26)
Net income	6,726	6,111	7,489

Comprehensive income	$7,836	$1,793	$7,463

See accompanying Notes to Consolidated Financial Statements.

Willow Grove Bancorp, Inc.
Consolidated Statements of Cash Flows

	For the year ended June 30,
(Dollars in thousands)
	2005	2004	2003
Net cash flows from operating activities:
Net income	$6,726	$6,111	$7,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	955	996	959
Amortization of premium and accretion of discount, net	595	1,313	1,173
Amortization of intangible assets	57	83	104
Provision for loan losses	1,232	426	1,034
Gain on sale of loans available for sale	(597)	(627)	(1,194)
Gain on sale of securities available for sale	(73)	(796)	(1,712)
Purchase of trading securities	(53)	—	—
Change in deferred loan fees	(124)	91	331
Change in accrued income receivable	(529)	(45)	618
Change in other assets	(1,129)	(3,241)	(5,883)
Change in accrued interest payable	78	53	65
Change in other liabilities	3,536	(273)	1,569
Expense of ESOP and RRP	1,625	1,779	1,324
Loss on disposition of borrowings	—	—	1,407
Originations and purchases of loans held for sale	(108,823)	(85,504)	(77,339)
Proceeds from sale of loans held for sale	108,761	90,288	74,814

Net cash provided by operating activities	12,237	10,654	4,759

Cash flows from investing activities:
Net (increase) decrease in loans	(61,029)	(110,389)	28,913
Purchase of securities available for sale	(25,525)	(156,289)	(267,981)
Purchase of securities held to maturity	(107,388)	(76,949)	(3,961)
Proceeds from sales, calls and maturities of securities available for sale	67,448	113,980	153,163
Proceeds from calls and maturities of securities held to maturity	5,707	7,278	600
Principal repayments of securities available for sale	30,615	80,985	78,130
Principal repayments of securities held to maturity	35,743	—	—
Proceeds from sale of other real estate owned	262	43	85
Purchase of property and equipment	(631)	(617)	(808)

Net cash used in investing activities	(54,798)	(141,958)	(11,859)

Cash flows from financing activities:
Net (decrease) increase in deposits	$(437)	$16,472	$56,891
Borrowing of FHLB advances with original maturity less than 90 days	52,500	20,000	5,000
Borrowing of FHLB advances with original maturity greater than 90 days	57,000	85,917	68,250
Repayment of FHLB advances with original maturity greater than 90 days	(78,268)	(32,306)	(39,924)
Net decrease in advance payments from borrowers for taxes	(13)	(41)	(701)
Dividends paid	(4,196)	(3,644)	(3,147)
Acquisition of stock for Recognition and Retention Plan	—	—	(3,194)
Proceeds from stock issuance	285	392	335
Repayment of stock subscription expenses	—	(36)	—
Purchase of stock for treasury	(3,146)	(14,045)	(10,356)

Net cash provided by financing activities	23,725	72,709	73,154

Net (decrease) increase in cash and cash equivalents	(18,836)	(58,595)	66,054
Cash and cash equivalents:
Beginning of year	39,445	98,040	31,986

End of year	$20,609	$39,445	$98,040

Supplemental disclosures of cash and cash flow information
Interest paid	$18,671	$15,021	$18,681
Income taxes paid	2,941	$3,838	$2,454
Noncash items:
Change in unrealized gain (loss) on securities available for sale (net of taxes of $712, $(2,647), and $(16) in 2005, 2004 and 2003, respectively)	1,110	(4,318)	(26)
Loans transferred to other real estate owned	532	112	391

See accompanying Notes to Consolidated Financial Statements.

(1)   Summary of Significant Accounting Policies

Description of Business

        Willow Grove Bancorp, Inc. (the "Company") is a Pennsylvania corporation and unitary thrift hold company that provides a full range of banking services through its wholly-owned subsidiary, Willow Grove Bank (the "Bank" or "Willow Grove") which has 14 branches in Dresher, Willow Grove, Maple Glen, Warminster (2), Hatboro, Huntington Valley, Roslyn, Philadelphia (3—Somerton, Rhawnhurst and Bustleton), North Wales, Southampton and Holland, Pennsylvania. All of the branches are full-service and offer commercial and retail banking products and services. These products include checking accounts (interest and non-interest bearing), savings accounts, certificates of deposit, business loans, real estate loans, and home equity loans. The Company is subject to competition from other financial institutions and other companies that provide financial services. The Company is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Basis of Financial Statement Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Willow Grove Bank. The accounts of the Bank include its wholly owned subsidiaries, Willow Grove Investment Corporation and Willow Grove Insurance Agency, LLC. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior years are reclassified for comparability to the current year's presentation. Such reclassifications, when applicable, have no effect on net income.

        The Company follows accounting and reporting practices, which are in accordance with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenue and expense for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses and income taxes. Management believes that the allowance for loan losses and the balances in income tax accounts are adequate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and valuations of real estate owned. Such agencies may require the Bank to recognize additions to the allowance or adjustments to the valuations based on their judgments about information available to them at the time of their examination.

Risks and Uncertainties

        In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on a different basis, from its interest-earning assets. The Company's primary credit risk is the risk of default on the Company's loan portfolio that results from the borrower's inability to make contractually required payments. The Company's lending activities are concentrated in Pennsylvania. The largest concentration of the Company's loan portfolio is located in southeastern Pennsylvania. The ability of the Company's borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower's geographic region and the borrower's financial condition. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, the valuation of loans held for sale, securities available for sale and mortgage servicing assets. The Company is subject to certain regulations as further described herein and in note 12. Compliance with regulations causes the Company to incur significant costs. In addition, the possibility of future changes to such regulations presents the risk that future additional costs will be incurred that may impact the Company.

Cash and Cash Equivalents

        For purposes of the statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with original maturities of three months or less.

        The Company is required to maintain certain daily balances in accordance with Federal Reserve Board requirements. The reserve balances maintained in accordance with such requirements at June 30, 2005 and 2004 were $565 thousand and $9.4 million, respectively. Such reserve requirements are satisfied through a combination of vault cash balances and sterile reserve deposits held at the Federal Home Loan Bank of Pittsburgh.

Loans Held for Sale

        Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market calculated on an aggregate basis, with any unrealized losses reflected in the statement of income. Loans transferred from loans held for sale to loans receivable are transferred at the lower of cost or market value at the date of transfer. Gains are recognized upon delivery to the purchaser of said loans.

Investment Securities

        The Company divides its securities portfolio into three segments: (a) held to maturity, (b) available for sale and (c) trading. Securities in the held to maturity category are carried at cost, adjusted for amortization of premiums and accretion of discounts, using the level yield method, based on the Company's intent and ability to hold the securities until maturity. Marketable securities included in the available for sale category are carried at fair value, with unrealized gains or losses that are temporary in nature, net of taxes, reflected as an adjustment to equity. Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced and reflected in the statement of income. The fair value of marketable securities is determined from publicly quoted market prices. Securities available for sale that are not readily marketable, which include Federal Home Loan Bank of Pittsburgh stock, are carried at cost, which approximates liquidation value. Premiums and discounts on securities are amortized/accreted using the level yield method. Trading account securities are carried at fair value, with unrealized gains and losses reflected in the statement of income.

        At the time of purchase, the Company makes a determination of whether or not it will hold the securities to maturity, based upon an evaluation of the probability of future events. Those securities that the Company believes may not be held to maturity, due to interest rate risk, liquidity needs, or other asset/liability decisions, are classified as available for sale. If securities are sold, a gain or loss is determined by the specific identification method and is reflected in the operating results in the period the sale occurs. Trading account securities are limited to securities that are part of certain of the Company's benefit plans.

Allowance for Loan Losses

        The allowance for loan losses is maintained at a level that management believes is adequate to cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. The determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. The Company uses historical loss factors for each loan type and, for loans that we consider higher risk for all but single-family mortgage loans and guaranteed consumer loans, a component for qualitative factors that may not be included in the historical loss calculation is added. This component establishes a range for factors such as, but not limited to, delinquency trends, asset classification trends and current economic conditions. Management then assesses these conditions and establishes, to the best of its ability, the allowance for loan losses from within the range calculated, based upon the facts known at that time. The methodology does not imply that any portion of the allowance for loan loss is restricted, but the allowance for loan loss applies to the entire loan portfolio.

Mortgage Servicing Rights

        The Company recognizes mortgage-servicing rights as assets, regardless of how such assets were acquired. Impairment of mortgage servicing rights is assessed based upon a fair market valuation of those rights on a disaggregated basis. Impairment, if any, is recognized in the statement of income. There was no impairment in the mortgage servicing rights for the years ended June 30, 2005, 2004 or 2003 (see note 5).

Loans, Loan Origination Fees, and Uncollected Interest

        Loans are recorded at cost, net of unearned discounts, deferred fees, and allowances. Discounts or premiums on purchased loans are amortized using the level yield method over the remaining contractual life of the portfolio, adjusted for actual prepayments. Loan origination fees and certain direct origination costs are deferred and amortized over the contractual life of the related loans using the level yield method.

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

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method over the estimated useful lives of the assets, which range from three to 40 years. Significant renovations and additions are capitalized. Leasehold improvements are depreciated over the shorter of the useful lives of the assets or the related lease term. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Intangible Assets

        Intangible assets include a core deposit intangible and an unidentified intangible asset, which represents the excess cost over fair value of assets acquired over liabilities assumed in a branch acquisition, which occurred in 1994. The core deposit intangible is being amortized to expense over a twelve-year life using a method that approximates a level yield method. The amortization expense of the core deposit intangible for the fiscal year ended June 30, 2005 was $57,000. The unidentifiable intangible asset has an indefinite useful life and is not subject to amortization. The unidentifiable intangible asset is subject to impairment tests at least annually and impairment losses are recognized if the carrying value of the unidentifiable intangible exceeds its fair value. The carrying amount of intangible assets at June 30, 2005 and 2004 is net of accumulated amortization of $3.2 million and $3.2 million, respectively.

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

Earnings Per Share

        Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented, see Note 2 (Earnings Per Share). Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of dilutive stock options granted through the Company's stock option plan and unvested common stock awards. Common stock equivalents, which are considered anti-dilutive are not included for the purposes of this calculation. At June 30, 2005 there were 5,000 anti-dilutive shares and none at June 30, 2004.

Stock Based Compensation

        Statement of Financial Accounting Standards No. 123 ("SFAS No 123"), "Accounting for Stock-based Compensation," as amended by SFAS No 148, "Accounting for Stock-based Compensation—Transition and Disclosure," and as further amended by SFAS No. 123(r), requires the adoption of fair-value accounting for stock-based compensation to employees. SFAS No. 123(r) is effective for the Company beginning on July 1, 2005. However, through June 30, 2005, it permitted entities to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. At June 30, 2005, the Company, as permitted, has elected to continue to apply APB Opinion No 25 and, as a result, has provided pro forma disclosures of compensation expense for stock option plans, net of related tax effects, net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. Had the Company determined compensation cost based on the fair value method, our compensation expense for stock option plans, net of related tax effects, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the year ended June 30,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Compensation expense for stock based compensation plans, net of related tax effects:
As reported	$597	$741	$500
Pro-forma	828	1,038	713
Net income:
As reported	$6,726	$6,111	$7,489
Pro-forma	6,494	5,814	7,276
Basic earnings per share:
As reported	$0.74	$0.66	$0.75
Pro-forma	$0.71	$0.63	$0.73
Diluted earnings per share:
As reported	$0.71	$0.62	$0.71
Pro-forma	$0.67	$0.59	$0.69
Dividend yield	n/a	n/a	2.67%
Volatility	n/a	n/a	21.70%
Expected term	n/a	n/a	7.5 years
Risk-free interest rate	n/a	n/a	3.88%

Recent Accounting Pronouncements

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments
("EITF 03-1")

        In December 2003, the Emerging Issues Task Force ("EITF") issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This statement from the EITF addresses disclosure requirements regarding information about temporarily impaired investments. The requirements are effective for fiscal years ending after December 15, 2003 for all entities that have debt or marketable equity securities with market values below carrying values. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        On September 30, 2004, the FASB voted unanimously to defer the implementation of the provisions of EITF 03-1 that relate to measurement and recognition of other-than-temporary impairments. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the delay relates to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The disclosure requirements of EITF 03-1 continue to apply and the Company has made all required disclosures of EITF 03-1 in the accompanying annual financial statements.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer (Statement of Position 03-3)

        In December 2003, the AICPA's Accounting Standards Executive Committee (AcSEC) issued SOP 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the Practice Bulletin 6 on Amortization of Discounts on Certain Acquired Loans. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity and therefore did not impact the Company as of June 30, 2005. The Company will however be required to apply the provisions of SOP 03-3 to the Merger with Chester Valley.

FASB Statement No. 123 (revised 2004), Share-based Payments

        In December 2004, the FASB issued SFAS No. 123 (Revised), "Share Based Payment," (SFAS No. 123R). This Statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity's ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued. SFAS No. 123R is effective for the Company beginning on July 1, 2005. The potential impact of SFAS No. 123R on the Company's statement of income is detailed above.

(2)   Earnings Per Share

        For the years ended June 30, 2005, 2004 and 2003 earnings per share, basic and diluted, were $0.74 and $0.71, $0.66 and $0.62, and $0.75 and $0.71, respectively.

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Year Ended June 30,
	2005		2004		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except share data)
Net income	$6,726	$6,726	$6,111	$6,111	$7,489	$7,489
Dividends on unvested stock awards	(99)	(99)	(107)	(107)	(73)	(73)

Income available to common stock holders	$6,627	$6,627	$6,004	$6,004	$7,416	$7,416

Weighted average shares outstanding	8,961,090	8,961,090	9,097,015	9,097,015	9,923,968	9,923,968
Effect of dilutive securities:
Options	—	289,673	—	325,357	—	237,157
Unvested stock awards	—	137,859	—	215,394	—	301,067

Adjusted weighted average shares used in earnings per share calculation	8,961,090	9,388,622	9,097,015	9,637,766	9,923,968	10,462,192

Earnings per share	$0.74	$0.71	$0.66	$0.62	$0.75	$0.71

(3)   Investment securities

        Investment securities at June 30, 2005 and 2004 consisted of the following:

	June 30, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$19,801	$429	$—	$20,230
US government agency securities	15,000	—	(182)	14,818
Mortgage-backed securities:
FNMA	21,887	47	(23)	21,911
FHLMC	17,314	—	(220)	17,094
CMOs	90,449	451	(44)	90,856

Total held to maturity	164,451	927	(469)	164,909

Available for sale:
US government agency securities	45,484	—	(617)	44,867
Interest earning time deposits	98	—	—	98
Mortgage-backed securities:
FNMA	46,272	9	(635)	45,646
FHLMC	45,293	—	(685)	44,608
GNMA	—	—	—	—
CMOs	3,786	10	—	3,796
FHLB stock	14,256	—	—	14,256
Equities	9,733	—	(231)	9,502

Total available for sale	164,922	19	(2,168)	162,773

Trading equity securities	53	—	—	53

Total securities	$329,426	$946	$(2,637)	$327,735

	June 30, 2004
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$18,132	$51	$—	$18,183
US government agency securities	16,000	—	(283)	15,717
Mortgage-backed securities
FNMA	15,363	137	—	15,500
CMOs	49,018	—	(17)	49,001

Total held to maturity	98,513	188	(300)	98,401

Available for sale:
US government agency securities	75,031	—	(1,572)	73,459
Mortgage-backed securities
FNMA	80,705	—	(1,043)	79,662
FHLMC	58,565	—	(1,241)	57,324
GNMA	2,486	—	(6)	2,480
FHLB stock	12,203	—	—	12,203
Equity securities	9,188	16	(125)	9,079

Total available for sale	238,178	16	(3,987)	234,207

Total securities	$336,691	$204	$(4,287)	$332,608

        Proceeds from the sales of securities available for sale for the years ended June 30, 2005, 2004, and 2003 were $51.3 million, $72.7 million and $66.0 million, respectively. Gross gains of $415 thousand, $948 thousand and $1.8 million were realized in fiscal 2005, 2004 and 2003, respectively. There were gross losses of $342,000, $152,000 and zero in fiscal 2005, 2004 and 2003, respectively. Additionally, there were no recognized losses in fiscal 2005 or fiscal 2004 compared to recognized losses of $48 thousand in fiscal 2003, resulting from other than temporary declines in values of certain equity securities.

        Accrued interest receivable on securities amounted to $1.8 million and $1.7 million at June 30, 2005 and 2004, respectively.

        Of the U.S. government and agency securities in our portfolio, $17.7 million were being held at the Federal Reserve Bank at June 30, 2005, as collateral for certain municipal accounts and treasury, tax and loan payments.

        The amortized cost and estimated fair value of investment securities held to maturity, investment securities available for sale and trading securities at June 30, 2005, by contractual maturity, are shown below.

	1 year or less	After 1 year but less than 5 years	After 5 years but less than 10 years	After 10 years or with no stated maturity	Total
	(Dollars in thousands)
US government agency securities	$4,490	$50,334	$4,861	$—	$59,685
Mortgage-backed securities	—	11,790	43,804	168,317	223,911
Municipal bonds	—	255	3,147	16,828	20,230
Interest earning time deposits	—	98	—	—	98
Equity securities	—	—	—	23,811	23,811

Total securities at fair value	4,490	62,477	51,812	208,956	327,735

Total securities at amortized cost	$4,490	$63,503	$52,509	$208,924	$329,426

        The Company must maintain ownership of specified amounts of stock as a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"). The Company's ownership of FHLB stock was $14.3 million and $12.2 million as of June 30, 2005 and 2004, respectively.

        For mortgage-backed securities, expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligation. Of the Company's $59.7 million U.S. Government and Government agency securities at June 30, 2005, $47.3 million are callable within one year.

        As described in note 8, certain investment securities available for sale are maintained to collateralize advances from the FHLB.

        Provided below is a summary of investment securities available-for-sale which were in an unrealized loss position at June 30, 2005. Approximately $1.5 million or 67.4% of the unrealized loss was comprised of securities in a continuous loss position for twelve months or more, which consisted of mortgage-backed, debt and equity securities. The Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	June 30, 2005
	Under One Year		One Year or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
US government agency securities	$22,774	$(226)	$17,603	$(391)
Mortgage-backed securities
FNMA	20,126	(180)	23,036	(455)
FHLMC	26,089	(195)	17,902	(490)
GNMA	—	—	—	—
Equity securities	3,135	(76)	5,926	(155)

Total available for sale	$72,124	$(677)	$64,467	$(1,491)

        Management does not believe any individual unrealized loss as of June 30, 2005 represents an other-than-temporary impairment. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. The severity of the impairment as a percent of the total investment position is nominal and the duration of the impairment to date is short. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality. Additionally, the Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

(4)   Loans

        Loans receivable as of June 30, 2005 and 2004 consisted of the following:

	June 30, 2005	June 30, 2004
	(Dollars in thousands)
Mortgage loans:
Single-family	$202,942	$181,049
Multi-family & commercial real estate	174,920	180,881
Construction	86,658	57,014
Home equity	100,805	91,848

Total mortgage loans	565,325	510,792
Consumer loans	2,106	1,678
Commercial business loans	23,492	17,686

Total loans receivable	590,923	530,156
Allowance for loan losses	(6,113)	(5,220)
Deferred loan fees, net	(623)	(747)

Loans receivable, net	$584,187	$524,189

        Included in loans receivable are loans on non-accrual status in the amounts of $666 thousand, $1.4 million and $1.7 million at June 30, 2005, 2004 and 2003, respectively. Interest income that would have been recognized on such non-accrual loans during the years ended June 30, 2005, 2004 and 2003, had they been current in accordance with their original terms was $34 thousand, $84 thousand, and $127 thousand, respectively.

        As of June 30, 2005, 2004 and 2003, the Company had impaired loans with a total recorded investment of $121 thousand, $2.1 million and $1.9 million, respectively, and an average recorded investment for the years ended June 30, 2005, 2004 and 2003 of $414 thousand, $1.2 million and $476 thousand, respectively. Cash of $77 thousand, $51 thousand and $124 thousand was collected on these impaired loans during the years ended June 30, 2005, 2004 and 2003, respectively. Interest income of zero, zero and $9 thousand was recognized on such loans during the years ended June 30, 2005, 2004 and 2003, respectively. As of June 30, 2005, 2004 and 2003, there were no recorded investments in impaired loans for which there was a related specific allowance for credit losses.

        The following is a summary of the activity in the allowance for loan losses for the years ended June 30, 2005, 2004 and 2003:

	For the year ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of the period	$5,220	$5,312	$4,626
Provisions for loan losses	1,232	426	1,034
Charge-offs	(345)	(727)	(391)
Recoveries	6	209	43

Balance, end of the period	$6,113	$5,220	$5,312

(5)   Mortgage Servicing Activity

        Included in other assets are capitalized mortgage servicing rights. A summary of mortgage servicing rights activity follows:

	For the year ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of the period	$189	$220	$221
Originated servicing rights	226	89	179
Amortization	(104)	(120)	(180)

Balance, end of the period	$311	$189	$220

        At June 30, 2005, 2004 and 2003, the Company serviced loans for others of $64.6 million, $47.7 million, and $68.1 million, respectively. Loans serviced by others for the Company as of June 30, 2005, 2004 and 2003 were $89.9 million, $33.9 million, and $29.4 million, respectively.

(6)   Property and Equipment

        Amounts charged to operating expense for depreciation for the years ended June 30, 2005, 2004 and 2003 amounted to $955,000, $996,000 and $959,000, respectively.

		For the year ended June 30,
	Depreciable life	2005	2004
		(Dollars in thousands)
Land		$1,424	$1,424
Buildings	15 to 40 years	5,341	5,897
Furniture, fixtures and equipment	3 to 7 years	2,501	6,108

Total		9,266	13,429
Accumulated depreciated		(3,607)	(7,454)

Property and equipment, net		$5,659	$5,975

(7)   Deposits

        Deposit balances by type consisted of the following at June 30, 2005, and 2004:

	June 30, 2005		June 30, 2004
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Savings accounts (passbooks, statements, clubs)	$84,164	14.0%	$91,879	15.2%
Money market accounts	133,883	22.2	99,455	16.5
Certificates of deposit less than $100,000	189,357	31.4	227,161	37.7
Certificates of deposit greater or equal to $100,000(1)	51,579	8.6	52,373	8.7
Interest-bearing checking accounts	60,933	10.1	56,350	9.3
Non-interest-bearing checking accounts	82,762	13.7	75,897	12.6

Total	$602,678	100.0%	$603,115	100.0%

(1)
Deposit balances in excess of $100,000 are not federally insured.

        While certificates of deposit are frequently renewed at maturity rather than paid out, a summary of certificates of deposit by contractual maturity and rate at June 30, 2005 is as follows:

	Maturity Date
Interest rate	Six months or less	Over six months through one year	Over one year through two years	Over two years through three years	Over three years
	(Dollars in thousands)
0.00% – 2.99%	$77,646	$31,564	$14,981	$7,859	$2,965
3.00% – 3.99%	31,233	30,352	21,327	6,485	2,978
4.00% – 4.99%	3,700	1,653	4,493	626	2,271
5.00% – 5.99%	123	35	—	4	5
6.00% and over	468	24	28	88	28

Total	$113,170	$63,628	$40,829	$15,062	$8,247

        As of June 30, 2005 certificates of deposit contractual maturities are:

Year ending	(Dollars in thousands)
June 30, 2006	$176,798
June 30, 2007	40,829
June 30, 2008	15,062
June 30, 2009	2,875
June 30, 2010	3,557
Thereafter	1,815

$240,936

        Interest expense on deposits for the years ended June 30, 2005, 2004 and 2003 consisted of the following:

	For the year ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Savings accounts	$411	$571	$923
Checking accounts	2,687	1,284	1,317
Certificates of deposit	6,833	7,422	10,569

Total	$9,931	$9,277	$12,809

(8)   Federal Home Loan Bank Advances

        Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying 1-4 family residential mortgage loans and U.S. government agency, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The Company's FHLB stock is also pledged to secure these advances.

        At June 30, 2005, the Company's FHLB advances have contractual maturities as follows:

	Amount outstanding	Weighted average rate
	(dollars in thousands)
Due by:
June 30, 2006	$84,264	3.35%
June 30, 2007	31,615	3.67
June 30, 2008	5,949	3.48
June 30, 2009	10,655	3.30
June 30, 2010	5,242	5.05
Thereafter	99,675	4.23

Total	$237,400	3.80%

        At June 30, 2005, $114.5 million of the above advances were callable at the direction of the FHLB within certain parameters, of which $58.5 million could be called within one year.

        Additionally, at June 30, 2005, the Bank has $28.0 million available to it under lines of credit from other financial institutions.

(9)   Income Taxes

        The Small Business Job Protection Act of 1996, enacted on August 20, 1996, provides for the repeal of the tax bad debt deduction computed under the percentage of taxable income method. Upon repeal, the Company is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeds its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Company ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Company's total tax bad debt reserves at June 30, 2005 are approximately $6.2 million, of which $6.2 million represents the base year amount.

        Income tax expense (benefit) for the years ended June 30, 2005, 2004 and 2003 consisted of the following:

		Current	Deferred	Total
		(Dollars in thousands)
For the year ended June 30, 2005	Federal	$3,049	$3	$3,052
	State	—	—	—

	Total	$3,049	$3	$3,052

For the year ended June 30, 2004	Federal	$2,851	$(269)	$2,582
	State	28	—	28

	Total	$2,879	$(269)	$2,610

For the year ended June 30, 2003	Federal	$3,925	$(417)	$3,508
	State	102	—	102

	Total	$4,027	$(417)	$3,610

        The expense (benefit) for income taxes differed from that computed at the statutory federal corporate rate for the years ended June 30, 2005, 2004 and 2003 as follows:

	For the year ended June 30,
	2005		2004		2003
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
	(Dollars in thousands)
At statutory rate	$3,324	34.0%	$2,965	34.0%	$3,774	34.0%
State tax, net of federal tax Benefit	—	—	18	0.2	67	0.6
Low income housing credits	(29)	(0.3)	(29)	(0.3)	(29)	(0.3)
Tax-exempt interest	(280)	(2.9)	(256)	(2.9)	(232)	(2.1)
Meals and entertainment	6	0.1	7	0.1	8	0.1
BOLI	(65)	(0.7)	(82)	(0.9)	(22)	(0.2)
Dividends on ESOP shares	(108)	(1.1)	(98)	(1.1)	(83)	(0.8)
Non-deductible expenses	1	0.0	2	0.0	1	0.0
ESOP compensation expense	196	2.0	115	1.2	71	0.6
Other	7	0.1	(32)	(0.4)	55	0.5

Income tax per statement of Income	$3,052	31.2%	$2,610	29.9%	$3,610	32.5%

        Significant deferred tax assets and liabilities included in other assets and liabilities of the Company as of June 30, 2005 and 2004 are as follows:

	June 30,
	2005	2004
	(Dollars in thousands)
Impairment reserves	$52	$52
Deferred loan fees	212	254
Retirement plan reserves	569	507
Employee benefits	380	612
Intangible asset amortization	65	139
Uncollected interest	23	17
Book bad debt reserves	2,078	1,775
Unrealized loss on available for sale securities	766	1,478
Other, net	69	26

Gross deferred tax assets	4,214	4,860

Prepaid expenses	(14)	(15)
Originated mortgage servicing rights	(106)	(64)
Gain on transfer of AFS securities	(5)	(5)
Depreciation	(145)	(123)

Gross deferred tax liabilities	(270)	(207)

Net tax deferred asset	$3,944	$4,653

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

(10) Benefit Plans

Money Purchase Pension Plan

        The Company maintained a money purchase pension plan ("Plan") to which the Company contributed for all eligible employees. During the first six months of the fiscal year ended June 30, 2004, this contribution was 4.125% of their base salary. On December 31, 2003, Willow Grove Bank merged the Plan into the Willow Grove 401(k)/Employee Stock Ownership Plan by ("401(k)/ESOP") transferring $2,594,049 in net assets. Upon termination of the Plan, all of its participants were immediately fully vested in the benefits provided pursuant to the Plan. The expense of the Plan was $78,000, and $229,000 for the years ended June 30, 2004 and 2003, respectively.

401(k) Plan

        The 401(k)/ESOP covers all eligible employees and permits them to make certain contributions to their 401(k) accounts in the plan on a pretax basis. Employees are permitted to contribute up to 15% of their salary to this plan. The Company matches fifty cents for every dollar contributed up to 6% of salary. The expense related to the 401(k) portion of this plan was $70,000, $167,000 and $170,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

ESOP

        In December 23, 1998, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The ESOP borrowed $1.8 million from the Company and used the funds to purchase 408,769 shares (179,270 shares pre-exchange) of the Company's common stock. The loan has an interest rate of 7.75% and has an amortization schedule of 15 years. In April 2002, an additional ESOP loan was made of $5.1 million to purchase an additional 513,130 shares of the Company's common stock issued.in its "second step" reorganization. This loan has an interest rate of 4.75% and an amortization schedule of 15 years. Shares purchased are held in a suspense account for allocation among the participants as the loans are repaid. Effective January 31, 2000, the Company merged the 401(k) Plan and ESOP. Contributions to the ESOP portion of the 401(k)/ESOP and shares released from the loan collateral will be in an amount proportional to repayment of the original ESOP loans. Shares are allocated to participants based on compensation as described in the 401(k)/ESOP, in the year of allocation. At June 30, 2005, there were 226,894 ESOP shares allocated to participants, representing a fair value of $3.3 million, in addition, there were 30,730 shares committed to be released. The Company recorded compensation expense of $1.0 million, $1.0 million, and $824,000 for the ESOP for the years ended June 30, 2005, 2004 and 2003, respectively.

Supplemental Retirement Plans

        Effective June 30, 1998, the Company adopted non-qualified supplemental retirement plans for the Company's Board of Directors (the "Directors' Plan") and for the Company's president (the "President's Plan"). The Directors' Plan provides for fixed annual payments to qualified directors for a period of ten years from retirement. Benefits to be paid accrued at the rate of 20% per year on completion of six full years of service, with full benefit accrual at ten years of service. At the time these plans were adopted credit was given for past service. The President's Plan provides for payments for a period of ten years beginning at retirement based on a percentage of annual compensation not to exceed an established cap. Full benefits become accrued at age 68 with partial vesting prior thereto. Both plans provide for full payments in the event of a change in control of the Company. The costs of each of the Directors' Plan and President's Plan were $142 thousand and $99 thousand, $163 thousand and $35 thousand, $150 thousand and $60 thousand for fiscal years ended 2005, 2004 and 2003, respectively. The Directors' Plan and President's Plan are intended to be, and are, unfunded. The accrued liability of the Directors' Plan and the President's Plan were $983 thousand and $735 thousand and $824 thousand and $666 thousand at June 30, 2005 and 2004, respectively.

RRP

        Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the "1999 RRP"), the Company acquired 204,384 shares (89,635 shares pre-exchange) at a cost of $929,000. Pursuant to the terms of the agreement, all 204,384 shares have been awarded to directors and management from the 1999 RRP Trust, however 4,272 shares were forfeited during fiscal year 2004. As of June 30, 2005, 191,569 granted shares were vested pursuant to the terms of the 1999 Plan. In fiscal 2004, the Company adopted the 2002 Recognition and Retention Plan and Trust Agreement (the "2002 RRP"), and acquired 256,565 shares at a cost of $2.2 million. Pursuant to the terms of the 2002 RRP, 222,468 shares have been awarded to directors and management, however 9,600 shares were forfeited during fiscal year 2005. As of June 30, 2005, 88,980 granted shares were vested pursuant to the terms of the 2002 RRP.

        At June 30, 2005, the deferred cost of unearned 1999 and 2002 RRP shares totaled $588 thousand and is recorded as a charge against stockholders' equity. Compensation expense on 1999 and 2002 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company's stock at the date of grant. The Company recorded compensation expense of $597,000, $741,000 and $500,000 related to both these plans for the years ended June 30, 2005, 2004 and 2003, respectively.

Stock Option Plan

        The stockholders of the Company approved a stock option plan in fiscal 2000 (the "1999 Plan") for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1999 Plan, the number of common shares reserved for issuance was a total of 510,963 (224,087 shares pre-exchange) of which 35,365 options remain unawarded. The number and exercise price of options granted under the 1999 Plan prior to the 2002 Reorganization were adjusted for the exchange ratio. Additionally the stockholders of the Company approved a stock option plan in fiscal 2003 (the "2002 Plan") for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 2002 Plan, the number of common shares reserved for issuance was 641,412 of which 122,242 were available for future grants at June 30, 2005. All options were granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. All stock options granted vest over a five-year period commencing on the first anniversary of the date of grant.

        A summary of the status of the Company's stock options under both the 1999 and 2002 Plans as of June 30, 2005 and changes during the year is presented below:

	Year ended June 30, 2005		Year ended June 30, 2004		Year ended June 30, 2003
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	855,449	$10.27	935,706	$9.94	470,695	$5.56
Granted	—	—	—	—	547,420	$12.87
Exercised	(31,948)	$9.02	(62,051)	$6.27	(78,647)	$4.27
Forfeited	(29,186)	$12.25	(18,206)	$6.99	(3,762)	$6.74

Outstanding at end of year	794,315	$10.25	855,449	$10.27	935,706	$9.94

Exercisable at end of year	431,327	$8.69	265,300	$8.09	123,800	$4.98

        The following table summarizes all stock options outstanding under the 1999 and 2002 Plans as of June 30, 2005, segmented by range of exercise prices:

	Options Outstanding			Options Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share
$3.18 - $4.76	162,866	$3.97	4.3	162,866	$3.97
$7.94 - $9.53	139,907	$8.33	6.6	78,521	$8.33
$12.70 - $14.29	486,542	$12.85	7.4	187,940	$12.85
$14.29 - $15.88	5,000	$15.34	7.8	2,000	$15.34

Total	794,315	$10.25	6.6	431,327	$8.69

(11)
Commitments and Contingencies

        At June 30, 2005 and 2004, the Company was committed to fund loans as follows:

	June 30,
	2005	2004
	(Dollars in thousands)
Loans with fixed interest rates	$17,655	$21,071
Loans with variable interest rates	2,484	33,763

Total commitments to fund loans	$20,139	$54,834

Financial Instruments With Off-Balance Sheet Risk

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments (see Note 1 above). At June 30, 2005 and June 30, 2004, respectively, the Company was committed to the funding of first mortgage loans of approximately $15.7 million and $13.7 million, respectively, construction loans of approximately $1.0 million and $33.0 million, respectively, and commercial real estate loans of $2.7 million and $8.1 million, respectively, lines of credit of $38.2 million and $33.2 million, respectively, standby letters of credit of $2.4 million and $2.8 million, respectively, and undisbursed funds on previous disbursed loans of $48.6 million and $51.5 million, respectively.

Guaranties

        In the normal course of business, the Company sells loans in the secondary mortgage market. As is customary in such sales, the Company provides indemnification to the buyer under certain circumstances. This indemnification may include the repurchase of loans by the Company. In most cases repurchases and losses are rare, and no provision is made for loss at the time of the sale. When repurchases and losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses. At June 30, 2005, there was no provision for such losses in the financial statements.

        Since May 12, 2003, the Company entered into two sales and servicing master agreements with the FHLB. The agreements allow the Company to sell loans to the FHLB while retaining servicing and providing for credit enhancement. Under the terms of the agreements, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605,000 in the aggregate. At June 30, 2005, the Company had sold $16.6 million in loans under these agreements, and had a maximum credit risk exposure of $521,000 under such agreements.

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

Legal Proceedings

        Irvine Construction Co. v. Sklaroff, et al., (Court of Common Pleas of Montgomery County, Pennsylvania). On September 5, 2003, a complaint was filed against Willow Grove Bank and eight additional defendants by Irvine Construction Co., Inc., alleging thirteen causes of action related to an agreement for the construction of an office building. Eleven of such causes include the Bank as a defendant and are: breach of contract (two counts), unjust enrichment/equitable restitution (in the alternative), fraud, civil conspiracy (two counts), fraudulent transfer and aiding and abetting fraudulent transfers, constructive trust, abuse of process, and tortuous interference with existing contractual relations (two counts). Four counts against the Bank seek damages in excess of $1.0 million, five counts seek damages in excess of $50,000, punitive damages and other relief, and two counts seek constructive relief. On May 12, 2004, the Court struck the claim for unjust enrichment and all claims for attorney's fees. The remaining claims continue to be litigated and discovery is ongoing. Plaintiff and all defendants have propounded and responded to interrogatories and document requests. Plaintiff has produced in excess of 11,000 document pages to the Bank, and the Bank is pursuing additional discovery in the form of more complete interrogatory responses and requests to admit. The Bank anticipates filing additional motions to compel and partially dispositive motions. Presently, Plaintiff and five of the defendants are engaged in motions practice regarding the lis pendens Plaintiff filed on the property at issue, although the Bank is not involved in these proceedings. No depositions are presently scheduled. The Bank is vigorously defending the claims and believes that they are without merit.

        As previously described in the Company's prospectus/joint proxy statement dated April 27, 2005 and included in its registration statement on Form S-4 filed in connection with the Merger, FFB previously received a subpoena from the Regional Municipal Securities Counsel in the Philadelphia Office of the Securities and Exchange Commission (the "SEC"). The subpoena arises out of a non-public SEC investigation titled "Hummelstown General Authority," which Authority issued non-rated revenue bonds now in default, underwritten by the firm of a former director of Chester Valley and FFB. The SEC subpoena requested the production of certain documents concerning FFB's involvement with non-rated municipal securities, including those issued to finance the Whitetail Golf Course by the Dauphin County General Authority and the Hummelstown General Authority, through the former director's firm, and related matters. The Company is fully cooperating with the SEC in its investigation. FFB previously produced documents to the SEC and certain officers of FFB provided testimony to the SEC in response to the SEC's voluntary request for assistance in this matter.

        On August 30, 2005, a writ of summons was filed by the Boyertown Area School District in the Court of Common Pleas, Montgomery County, Pennsylvania commencing a civil action against FFB. The Company is unable to assess the nature or scope of this action as the filing merely commenced an action against FFB and no specific claims or allegations were made by the plaintiff, which we understand may have purchased from the underwriter some of the revenue bonds which are the subject of the SEC investigation.

        In the normal course of business, the Company is involved in various legal proceedings. Management of the Company, based on discussions with legal counsel, believes that such proceedings will not have a material adverse effect on the financial condition or operations of the Company. There can be no assurance that any of the outstanding legal proceedings to which the Company is a party will not be decided adversely to the Company's interests and have a material adverse effect on the financial condition and operations of the Company.

Other Commitments

        In connection with the operation of fourteen of its banking offices and an operations center, the Company leases certain office space. The leases are classified as operating leases, with rent expense of

$837,000, $767,000 and $692,000 for the years ended June 30, 2005, 2004 and 2003, respectively. Minimum payments over the remainder of the lease are summarized as follows:

Minimum lease payments
(Dollars in thousands)
Year ended:
June 30, 2006	$810
June 30, 2007	779
June 30, 2008	670
June 30, 2009	552
Thereafter	302

Total	$3,113

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

        As of June 30, 2005 the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category.

        The Bank's actual capital amounts and ratios are presented in the following table.

	Actual capital		Required for capital adequacy purposes		Required to be well capitalized under prompt corrective action provision
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
As of June 30, 2005:
Tangible capital
To tangible assets	$94,375	9.9%	$14,296	1.5%	$19,061	2.0%
Core capital
To adjusted tangible assets	94,375	9.9	38,140	4.0	47,675	5.0
Tier 1 capital
To risk-weighted assets	94,375	16.6	N/A	N/A	34,091	6.0
Risk-based capital
To risk-weighted assets	100,488	17.7	45,455	8.0	56,819	10.0
As of June 30, 2004:
Tangible capital
To tangible assets	$88,018	9.5%	$13,826	1.5%	$18,434	2.0%
Core capital
To adjusted tangible assets	88,018	9.5	36,929	4.0	46,162	5.0
Tier 1 capital
To risk-weighted assets	88,018	16.7	N/A	N/A	31,570	6.0
Risk-based capital
To risk-weighted assets	93,238	17.7	42,093	8.0	52,616	10.0

        In its letter approving the merger of Willow Grove Bank and First Financial Bank, the Office of Thrift Supervision, as one of its conditions for approval, indicated that, for the periods ending December 31, 2005, 2006 and 2007, Willow Grove Bank must have tier one core capital ratios at least equal to 6.50%, 6.75%, and 7.25%, respectively, and total risk-based capital ratios at least equal to 11.97%, 12.02% and 12.40%, respectively. Willow Grove Bank also must submit to the Office of Thrift Supervision, quarterly status reports detailing its compliance with the conditions on regulatory capital outlined in its approval letter. The Office of Thrift Supervision's conditions for approval of the Bank Merger also indicated that, for the periods ending December 31, 2005, 2006 and 2007, Willow Grove Bancorp must have consolidated tangible capital ratios at least equal to 5.14%, 5.59% and 6.12%, respectively. Willow Grove Bancorp also must submit to the Office of Thrift Supervision quarterly status reports. We expect to fully comply with these regulatory capital ratios.

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

        The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at June 30, 2005 and 2004:

Cash and Cash Equivalents, Accrued Interest Receivable, Deposits with No Stated Maturity, and Accrued Interest Payable

        These financial instruments have carrying values that approximate fair value.

Securities Available for Sale, Trading and Held to Maturity

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

Commitments to Extend Credit

        The majority of the Company's commitments to extend credit carry current interest rates if converted to loans. Because commitments to extend credit are generally unassignable by the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts.

        The carrying amounts and estimated fair values of the Company's financial instruments, including off-balance sheet financial instruments, at June 30, 2005 and 2004, are as follows:

	June 30, 2005		June 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$20,609	$20,609	$15,595	$15,595
Trading securities	53	53	—	—
Securities available for sale	162,773	162,773	234,207	234,207
Securities held to maturity	164,451	164,909	98,513	98,401
Loans available for sale	1,795	1,813	1,136	1,136
Loans, net	584,187	590,537	524,189	576,766
Accrued interest receivable	4,094	4,094	3,565	3,565
Liabilities:
Deposits with no stated maturities	361,742	361,742	323,581	323,581
Certificates of deposits	240,936	239,718	279,534	279,520
FHLB Advances	237,400	238,653	206,168	201,089
Accrued interest payable	1,064	1,064	986	986
	Contract Amount	Fair Value	Contract Amount	Fair Value
Off balance sheet financial instruments:
Commitments to extend credit	$20,139	$—	$42,578	$—
Standby letters of credit	$2,400	$—	$2,800	$—

(14)
Comprehensive Income (Loss)

        The tax effects allocated to each component of "Other comprehensive income" are as follows:

	Year ended June 30, 2005
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Unrealized (losses) gains on securities available for sale:
Unrealized holding gains during the period	$1,749	$(688)	$1,061
Reclassification adjustment for gains included in net income	73	(24)	49

Total other comprehensive income	$1,822	$(712)	$1,110

	Year ended June 30, 2004
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Unrealized (losses) gains on securities available for sale:
Unrealized holding (losses) during the period	$(7,761)	$2,949	$(4,812)
Reclassification adjustment for gains included in net income	796	(302)	494

Total other comprehensive loss	$(6,965)	$2,647	$(4,318)

	Year ended June 30, 2003
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Unrealized gains (losses) on securities available for sale:
Unrealized holding (losses) during the period	$(1,754)	$667	$(1,087)
Reclassification adjustment for gains included in net income	1,712	(651)	1,061

Total other comprehensive loss	$(42)	$16	$(26)

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

(16)
Parent Company Financial Information (Willow Grove Bancorp, Inc.)

Condensed Statement of Financial Condition

	At June 30, 2005	At June 30, 2004
	(Dollars in thousands)
Assets:
Cash on deposit with subsidiary	$127	$373
Note receivable from subsidiary	5,565	16,220
Investment in subsidiary	94,174	86,498
Securities (amortized cost of $5,403 and $314, respectively)	5,356	306
Other assets	2,171	789

Total assets	$107,393	$104,186

Liabilities and stockholders' equity:
Other liabilities	$350	$410

Total liabilities	350	410
Total stockholders' equity	107,043	103,776

Total liabilities and stockholders' equity	$107,393	$104,186

Condensed Statement of Income

	For the year ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Interest income:
Interest and dividend income	$182	$648	$1,543

Total interest and dividend income:	182	648	1,543
Non-interest income:
Realized gain (loss) on investments	(57)	21	(48)

Total non-interest income	(57)	21	(48)
Equity in income of subsidiary	7,676	6,106	6,875

Total income	7,801	6,775	8,370

Expense:
Professional fees	452	400	253
Stationery and printing	28	19	26
Consulting services	744	9	—
Investor relations	134	3	142
Other	208	263	164

Total expense	1,566	694	585

Income before taxes	6,235	6,081	7,785
Income tax (benefit) expense	(491)	(30)	296

Net income	$6,726	$6,111	$7,489

Condensed Statement of Cash Flows

	For the year ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Cash flow from operating activities:
Net income:	$6,726	$6,111	$7,489
Less items not affecting cash flows
Equity in income of subsidiary	(7,676)	(6,106)	(6,875)
Realized (gain) loss on investments	57	(21)	48
(Increase) decrease in other assets	(1,353)	(262)	270
Purchase of trading account securities	(53)	—	—
Increase (decrease) in other liabilities	(60)	6	71

Net cash (used in) provided by operating activities	(2,359)	(272)	1,003

Cash flows from investing activities:
Capital investment in subsidiary bank	—	—	—
Purchase of securities available for sale	(5,036)	(223)	—
Proceeds from sale of securities available for sale	—	33	—
Net repayment of notes receivable	13,655	17,573	12,222

Net cash provided by investing activities	8,619	17,383	12,222

Cash flows from financing activities:
Proceeds from stock issuance	285	392	336
Treasury stock purchases	(2,595)	(14,045)	(10,356)
Dividends paid	(4,196)	(3,644)	(3,147)

Net cash used in financing activities	(6,506)	(17,297)	(13,167)

Net (decrease) increase in cash and cash equivalents	(246)	(186)	58
Cash and cash equivalents at beginning of period	373	559	501

Cash and cash equivalents at end of period	$127	$373	$559

(17)
Business Combination—Subsequent Event

        Effective after the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. ("CVAL") and its' subsidiaries, First Financial Bank and Philadelphia Corporation for Investment Services. The acquisition was accounted using the purchase method of accounting. In order to complete the acquisition, the Company paid approximately $51 million in cash and issued approximately 5.0 million shares of the Company's common stock in exchange for all of the outstanding shares of CVAL and CVAL was merged with and into the Company. As of the date of this filing, the Company is in the process of finalizing all purchase accounting adjustments and the results of CVAL will begin to be reflected in the Company's operating results beginning September 1, 2005.

        The Company believes that the acquisition of CVAL significantly enhances its franchise, which will now expand to Chester County, Pennsylvania. Additionally, customers will benefit from expanded product offerings will and an increase in the loans to one borrower limitation.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

        None

Item 9A. Controls and Procedures

        Management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON EFFECTIVENESS
OF INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of the Company and the Bank is responsible for establishing and maintaining adequate internal control over financial reporting; as such term is defined in the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal controls over financial reporting were effective as of June 30, 2005. Management's assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2005 has been audited by KPMG LLP, an independent registered public accounting firms, as stated in their report which is included in Item 8 herein.

/s/ DONNA M. COUGHEY President and Chief Executive Officer September 12, 2005	/s/ JOSEPH T. CROWLEY Chief Financial Officer

Item 9B. Other Information

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required herein is incorporated by reference from pages to of the Company's Definitive Proxy Statement for the Annual meeting of Stockholders to be held on November 9, 2005, which will be filed with the SEC on or prior to October 28, 2005 ("Definitive Proxy Statement").

        The Company has adopted a code of ethics policy, which applies to its' principal executive officer, principal financial officer, principal accounting officer, as well as its' directors and employees generally. The Company will provide a copy of its' code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to our shareholder relation's administrator, Willow Grove Bancorp, Inc., Welsh and Norristown Roads, Maple Glen, Pa 19002.

Item 11. Executive Compensation

        The information required herein is incorporated by reference from the Company's Definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        The information required herein is incorporated by reference from the Definitive Proxy Statement.

Item 14. Principal Accounting Fees and Services

        The information required herein is incorporated by reference from the Definitive Proxy Statement.

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

  (3)
  The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index	Description
3.1	Articles of Incorporation of Willow Grove Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Willow Grove Bancorp, Inc. (through August 31, 2005)(2)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc.(1)
10.1	Employment Agreement, dated July 15, 2005, by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Donna M. Coughey(2)*
10.2	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr.(3)*
10.3	Employment Agreement, dated July 15, 2005, by among Willow Grove Bancorp, Inc., Willow Grove Bank and Joseph T. Crowley(2)*
10.4	Employment Agreement, dated November 25, 2002, between First Financial Bank and Michael J. Sexton(4)*
10.5	Form of Employment Agreement entered into between Willow Grove Bank and each of Christopher E. Bell, John T. Powers, Jerome P. Arrison and Ammon J. Baus(5)*
10.6	Form of Employment Agreement entered into between Willow Grove Bank and each of G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis
10.7	Form of Change in Control Severance Agreement between Willow Grove Bank and each of Christopher M. Breslin, William Byrne, Margaret H. Leimkuhler and Thomas A. Varley
10.8	Supplemental Executive Retirement Agreement(6)*
10.9	Non-Employee Directors Retirement Plan(7)*
10.10	1999 Stock Option Plan(8)*
10.11	1999 Recognition and Retention Plan and Trust Agreement(8)*
10.12	Amended Directors and Officers Incentive Compensation Plan(9)*
10.13	2002 Stock Option Plan(10)*
10.14	2002 Recognition and Retention Plan and Trust Agreement(10)*
10.15	Deferred Compensation Plan(11)*
10.16	Chester Valley Bancorp Inc. 1993 Stock Option Plan, as amended(12)*
10.17	Chester Valley Bancorp Inc. 1997 Stock Option Plan, as amended(13)*

10.18	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis
21.0	Subsidiaries of the Registrant—Reference is made to "Item 1. Business—Subsidiaries" for the required information
23.0	Consent of KPMG LLP
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) hereof.

(1)
Incorporated by reference from the Company's Registration Statement on Form S-1 filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106).

(2)
Incorporated by reference from the Company's Form 8-K, dated as of August 31, 2005 and filed with the SEC on September 1, 2005 (SEC File No. 000-49706).

(3)
Incorporated by reference from the Company's Current Report on Form 8-K, dated as of January 20, 2005 and filed with the SEC on January 20, 2005 (SEC File No. 0-49706).

(4)
Incorporated by reference from Exhibit 10L to the Annual Report on Form 10-K of Chester Valley Bancorp Inc. for the fiscal year ended June 30, 2003 and filed with the SEC on September 12, 2003 (SEC File No. 0-18833).

(5)
Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 14, 2004 (SEC File No. 000-49706).

(6)
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

(8)
Incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed by the Mid-Tier on June 23, 1999 (SEC File No. 000-25191).

(9)
Incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 30, 2002 (SEC File No. 000-49706).

(10)
Incorporated by reference from the Company's Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(11)
Incorporated by reference from the Company's Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 12, 2004 (SEC File No. 000-49706).

(12)
Incorporated by reference from Chester Valley's Registration Statement on Form S-4/A (Commission File No. 333-50077) filed with the Commission on April 28, 1998.

(13)
Incorporated by reference from Chester Valley's Registration Statement on Form S-8 filed with the Commission on January 19, 2001 (File No. 333-54020).

(B)
Exhibits

  The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(C)
Reference is made to (a)(2) of this Item 15.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Willow Grove Bancorp, Inc.
By:	/s/ DONNA M. COUGHEY Donna M. Coughey President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DONNA M. COUGHEY Donna M. Coughey President, Chief Executive Officer and Director	September 13, 2005
/s/ JOSEPH T. CROWLEY Joseph T. Crowley Chief Financial Officer	September 13, 2005
/s/ MADELEINE WING ADLER Madeleine Wing Adler Director	September 13, 2005
/s/ JOHN J. CUNNINGHAM, III John J. Cunningham, III Director	September 12, 2005
/s/ GERARD F. GRIESSER Gerard F. Griesser Director	September 12, 2005
/s/ LEWIS W. HULL Lewis W. Hull Director	September 13, 2005
Charles F. Kremp, 3rd Director	September , 2005
/s/ WILLIAM W. LANGAN William W. Langan Director	September 13, 2005
/s/ ROSEMARY C. LORING, ESQ. Rosemary C. Loring, Esq. Chair of the Board	September 13, 2005

Frederick A. Marcell Jr. Director	September , 2005
/s/ ROBERT J. MCCORMACK Robert J. McCormack Director	September 13, 2005
/s/ JAMES E. MCERLANE James E. McErlane Director	September 12, 2005
/s/ A. BRENT O'BRIEN A. Brent O'Brien Director	September 13, 2005
/s/ SAMUEL H. RAMSEY, III Samuel H. Ramsey, III Director	September 13, 2005
/s/ THOMAS J. SUKAY Thomas J. Sukay Director	September 13, 2005
/s/ EMORY S. TODD Emory S. Todd Director	September 12, 2005
/s/ WILLIAM B. WEIHENMAYER William B. Weihenmayer Director	September 13, 2005
William M. Wright Director	September , 2005

QuickLinks

Willow Grove Bancorp, Inc. FORM 10-K For the Fiscal Year Ended June 30, 2005 INDEX
PART I
  Item 1. Business
REGULATION
TAXATION
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure of Market Risk
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Willow Grove Bancorp, Inc. Consolidated Statements of Financial Condition
Willow Grove Bancorp, Inc. Consolidated Statements of Income
Willow Grove Bancorp, Inc. Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income
Willow Grove Bancorp, Inc. Consolidated Statements of Cash Flows
  Item 9. Changes in and Disagreements with Accountants and Financial Disclosure
  Item 9A. Controls and Procedures
MANAGEMENT REPORT ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
SIGNATURES