Form 10-Q
period 2005-09-30
WILLOW GROVE BANCORP INC/NEW
filed 2005-11-15
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES  ☒     NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

YES  ☐     NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Registrant had 14,805,681 shares of common stock issued and outstanding as of November 4, 2005.

WILLOW GROVE BANCORP, INC.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Unaudited)

	September 30, 2005	June 30, 2005
Assets
Cash in banks	$16,771	$6,189
Interest-bearing deposits	26,866	14,420
Total cash and cash equivalents	43,637	20,609
Trading account securities	82	53
Investment securities available for sale (amortized cost of $233,304 and $164,922, respectively)	231,252	162,773
Investment securities held to maturity (fair value of $119,434 and $164,909, respectively)	120,335	164,451
Loans held for sale	5,592	1,795
Loans receivable	1,059,824	590,923
Deferred fees	(575)	(623)
Allowance for loan losses	(13,545)	(6,113)
Loans receivable, net	1,045,704	584,187
Accrued interest receivable	6,227	4,094
Property and equipment – net	19,639	5,659
Bank owned life insurance	11,178	5,447
Real estate owned	437	439
Goodwill and other intangibles	106,164	881
Other assets	15,360	8,867
Total Assets	$1,605,607	$959,255

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,030,711	$602,678
Securities sold under agreements to repurchase	24,436	—
Advance payments by borrowers for taxes and insurance	2,040	2,850
Federal Home Loan Bank advances	328,144	237,400
Trust preferred securities	10,532	—
Accrued interest payable	1,708	1,064
Other liabilities	9,966	8,220
Total Liabilities	1,407,537	852,212

Stockholders’ Equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 40,000,000 shares authorized; 16,465,922 and 11,457,602 shares issued at September 30, 2005 and June 30, 2005, respectively	165	115
Additional paid-in capital	176,741	86,086
Retained earnings – substantially restricted	55,794	56,046
Treasury stock (1,726,468 and 1,730,101 shares at September 30, 2005 and June 30, 2005, respectively, at cost)	(28,085)	(28,072)
Accumulated other comprehensive loss	(1,134)	(1,353)
Obligation of deferred compensation plan	1,076	1,076
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,795)	(5,035)
Recognition and Retention Plan Trust	(1,692)	(1,820)
Total Stockholders’ Equity	198,070	107,043
Total Liabilities and Stockholders’ Equity	$1,605,607	$959,255

See accompanying notes to consolidated financial statements.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts)

	Three Months Ended September 30,
	2005	2004
	(Unaudited)
INTEREST INCOME:
Loans	$11,749	$8,139
Mortgage-backed securities	2,629	2,365
Interest-bearing deposits	140	10
Investment securities:
Taxable	807	783
Non-taxable	247	214
Total interest income	15,572	11,511
INTEREST EXPENSE:
Deposits	3,314	2,177
Securities sold under agreements to repurchase	61	—
Borrowings	2,980	1,943
Total interest expense	6,355	4,120
NET INTEREST INCOME	9,217	7,391
Provision for loan losses	513	171
Net interest income after provision for loan losses	8,704	7,220
OTHER INCOME:
Investment services income	349	—
Service charges and fees	827	510
Gain (loss) on the sale of:
Loans	114	46
Investment securities	(1,021)	12
Other	94	199
Total other income	363	767
OPERATING EXPENSES:
Salaries and employee benefits	4,410	3,143
Occupancy and equipment	909	641
Data processing	335	221
Advertising	153	215
Deposit insurance premiums	25	21
Other	2,010	1,109
Total operating expenses	7,842	5,350
Income before income taxes	1,225	2,637
Income tax expense	299	833
NET INCOME	$926	$1,804
EARNINGS PER SHARE
Basic	$0.08	$0.20
Diluted	$0.08	$0.19
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.12	$0.11
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	10,659,590	8,992,143
Diluted	10,960,192	9,426,638

See accompanying notes to consolidated financial statements.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended September 30,
	2005	2004
	(Unaudited)
Net income	$926	$1,804

Other comprehensive income, net of tax:
Net unrealized holding (losses) gains on securities available for sale during the period	(762)	1,666
Reclassification adjustment for (gains) included in net income	781	12
Net unrealized gain on cash flow hedge	200	—
Comprehensive income	$1,145	$2,086

See accompanying notes to consolidated financial statements.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands, Unaudited)

	Three Months Ended September 30,
	2005	2004
Net income	$926	$1,804
Add (deduct items not affecting cash flows from operating activities:
Depreciation	256	225
Amortization of premium and accretion of discount, net	7	191
Amortization of intangible assets	177	14
Provision for loan losses	513	171
Gain on sale of loans held for sale	(114)	(46)
Loss (gain) on sale of investment securities	1,021	(12)
Increase in loans held for sale	(36,722)	(16,616)
Proceeds from sale of loans held for sale	36,365	16,152
Amortization of deferred loan fees, discounts and premiums	(255)	480
Decrease (increase) in accrued interest receivable	755	(460)
Increase in value of bank owned life insurance	(64)	—
Decrease in other assets	28,272	713
(Decrease) increase in other liabilities	(7,911)	1,240
Stock based compensation expense	495	431
(Decrease) increase in accrued interest payable	(848)	31
Net cash flows provided from operating activities	22,873	4,318
Cash flows (used in) provided from investment activities:
Capital expenditures	(142)	(218)
Net increase in loans	(2,950)	(14,137)
Purchase of investment securities held to maturity	—	(90,305)
Proceeds from maturities, payment, sales and calls of investment securities held to maturity	44,116	3,643
Purchase of securities available for sale	(1,150)	(7,850)
Proceeds from sales and calls of securities available for sale	56,281	44,462
Proceeds from sale of other real estate owned	2	2
Net cash used for acquisition	(51,000)	—
Net cash flows provided from (used in) investment activities	45,157	(64,403)
Cash flows (used in) provided from financing activities:
Net decrease in deposits before interest credited	(10,047)	(10,290)
Decrease in securities sold under agreements to repurchase	(2,080)	—
Proceeds from FHLB advances	72,000	74,000
Repayments of FHLB advances	(102,597)	(9,986)
Decrease in advance payments by borrowers for taxes and insurance	(1,307)	(1,660)
Cash dividends on common stock	(1,178)	(1,011)
Obligation of deferred compensation plan	(54)	—
Stock options exercised	261	—
Common stock repurchased as treasury stock	—	(2,244)
Net cash flows (used in) provided from financing activities	(45,002)	48,809
Net increase in cash and cash equivalents	23,028	(11,276)
Cash and cash equivalents:
Beginning of period	20,609	39,445
End of period	$43,637	$28,169

See accompanying notes to consolidated financial statements.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended September 30,
	2005	2004
Supplemental disclosures:
Cash payments during the year for:
Taxes	$300	$500
Interest	$5,711	$4,089

See accompanying notes to consolidated financial statements.

WILLOW GROVE BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Summary of Significant Accounting Policies

Description of Business

Willow Grove Bancorp, Inc. (the “Company”), is a Pennsylvania corporation and parent holding company for Willow Grove Bank (the “Bank”). The Bank, which was originally organized in 1909, is a Federally chartered savings bank and wholly owned subsidiary of the Company. The Bank’s business consists primarily of making commercial business and consumer loans as well as real estate loans, both commercial and residential, funded primarily by retail and business deposits along with borrowings obtained from the Federal Home Loan Bank (“FHLB”) of Pittsburgh.

After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. (“Chester Valley”), a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $654 million in assets. Chester Valley had two wholly owned subsidiaries, First Financial Bank, a Pennsylvania chartered commercial bank (“FFB”) with 13 full-service banking offices, and Philadelphia Corporation for Investment Services, a registered investment advisor and broker dealer (“PCIS”). The former 13 full-service banking offices of FFB, which are located in Chester County, Pennsylvania, are now operating as the “First Financial Division” of Willow Grove Bank, while the remaining 14 full-service offices of the Bank, which are located in neighboring Montgomery County and Bucks County, Pennsylvania, as well as Philadelphia, are now operated as the “Willow Grove Division.”

Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and FFB was merged with and into Willow Grove Bank with Willow Grove Bank as the surviving bank (the “Bank Merger”). PCIS now remains as a wholly owned subsidiary of the Company. As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the “Chester Valley Common Stock”), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of Willow Grove common stock, par value $0.01 per share (the “Willow Grove Common Stock”), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Willow Grove Common Stock and $51.0 million in cash.  Including capitalized acquisition costs, the value of Chester Valley vested stock options converted to options of the Company atthe average stock price of the Company on the four days surrounding the announcement of the acquisition, the total merger consideration paid for Chester Valley Common Stock was $145.3 million.  Willow Grove used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

The Merger has been accounted for using the purchase method of accounting, which requires that our financial statements include activity of Chester Valley only subsequent to the acquisition date of August 31, 2005. Accordingly, our consolidated financial statements and the information herein include Chester Valley or its former subsidiaries, FFB and PCIS from September 1, 2005. The Company will file a current Report on Form 8-K with the SEC on or before November 16, 2005, which will include certain pro forma combined financial information.

References to Company include its subsidiaries, Willow Grove Bank and, after August 31, 2005, PCIS, unless the context of the reference indicates otherwise.

In recent years, the Company’s business plan focused on the following primary goals—changing operations to a full-service community bank and continued steady growth while maintaining a high level of asset quality. Until the acquisition of Chester Valley, the growth was accomplished through internal means. To the extent that additional acquisition opportunities present themselves and are deemed prudent by the Board of Directors and management, additional acquisitions of financial institutions will be considered to further enhance shareholder value. We also will consider adding additional de novo Bank branch offices to “fill-in” our existing network.

The Bank’s customer deposits are insured to the maximum extent provided by law, by the Federal Deposit Insurance Corporation (“FDIC”), through the Savings Association Insurance Fund (“SAIF”). The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (“OTS”) and is also regulated by the

FDIC. The Bank is also subject to reserve requirements established by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”), and is a member of the FHLB, one of the regional banks comprising the Federal Home Loan Bank System.

Our executive offices are located at Welsh and Norristown Roads, Maple Glen, Pennsylvania, and our telephone number is (215) 646-5405.

In September 2000, Willow Grove Investment Corporation (“WGIC”), a Delaware corporation was formed as a wholly owned subsidiary of the Bank to conduct the investment activities of the Bank. In May 2003, Willow Grove Insurance Agency, LLC (the “Agency”), a Pennsylvania limited liability company was formed by the Bank to sell fixed rate annuity products on a retail basis for the Bank.

2.                                      Acquisition of Chester Valley Bancorp

The above noted Chester Valley acquisition cost was approximately $145.3 million comprised of $88.5 million related to 4,977,256 shares of common stock issued by the Company, $54.2 million in cash,  consisting of $51 million paid to shareholders of Chester Valley and $3.2 million in capitalizable acquisition costs along with $2.6 million related to the conversion of former stock options of Chester Valley to options of the Company. As a result of the acquisition, the Company recorded an approximate $105.3 million intangible asset, including a $15.0 million core deposit intangible asset with the remainder recorded as goodwill. The Company’s statement of operations for the three months ended September 30, 2005 includes the results of operations of the former Chester Valley Bancorp and subsidiaries only for the one-month period of September 2005. The fair values used in computing the purchase accounting adjustments are preliminary and subject to refinement as information relative to the fair values as of August 31, 2005 becomes available and as plans for disposition of certain assets and other exit activities are finalized.

The Company believes the acquisition enhances its’ franchise value through the addition of 13 branch locations in the growing and affluent county of Chester County, Pennsylvania. Additionally, the Company’s existing customers will benefit from products offered by Chester Valley, which were currently not being offered by the Company.

The following table summarizes the purchase accounting adjustments resulting from the acquisition:

Chester Valley Acquisition Summary

(Dollars in Thousands)

Total acquisition price	$145,314

Tangible Book Value of Chester Valley	50,596
Loan discount	(1,181)
FHLB advance discount	(44)
Certificate of deposit premium	(1,036)
Trust preferred premium	(222)
Other liabilities	(8,063)
Core deposit intangible	14,967
Goodwill	90,297

The following table summarizes the operating results of Willow Grove Bancorp had the acquisition of Chester Valley occurred on July 1, 2005.

Willow Grove Bancorp

Pro-forma Operating Results with Chester Valley Acquisition

For the three months ended September 30, 2005

(Dollars in thousands)

Total interest income	$21,447
Total interest expense	8,540
Provision for loan losses	957
Other income	1,305
Other expense	17,516
Income before tax	(4,261)
Income tax	(1,552)
Net income	(2,709)
Non-recurring items, before tax (a)	8,426
Adjusted net income (loss) (b)	$2,768

Earnings per Share:
Basic	$(0.26)
Diluted	$(0.25)

Basic adjusted for non-recurring	$0.26
Diluted adjusted for non-recurring	$0.25

(a)          Reflects losses on securities sales ($1.8 million), professional fees ($1.8 million) and stock option compensation payments to holders of certain Chester Valley options ($4.8 million).

(b)         Adjusted for non-recurring items at an effective tax rate of 35%.

3.                                      Basis of Financial Statement Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”).  However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended June 30, 2005, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 (File No. 000-49706).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

Certain amounts in prior years are reclassified for comparability to the current year’s presentation.  Such reclassifications, when applicable, have no effect on net income.  The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

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

On July 1, 2005, the Company adopted SFAS No. 123R which had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Three months ended September 30, 2005
(Dollars in thousands, except per share data)	Using Previous Accounting	SFAS 123R Adjustments	As Reported

Income before taxes	$1,311	(86)	$1,225
Income taxes	327	(28)	299
Net Income	$984	(58)	$926

Net income available to common stockholders	$962	(58)	$904

Basic earnings per share	$0.09	(0.01)	$0.08
Diluted earnings per share	$0.09	(0.01)	$0.08

Cash flow from operating activities	$20,516	86	$20,602

	Three months ended September 30, 2004
(Dollars in thousands, except per share data)	As Reported	Pro Forma Adjustments	Pro Forma if under SFAS 123R

Income before taxes	$2,637	(92)	$2,545
Income taxes	833	(29)	804
Net Income	$1,804	(63)	$1,741

Net income available to common stockholders	1,775	(63)	1,712

Basic earnings per share	$0.20	$(0.01)	$0.19
Diluted earnings per share	$0.19	$(0.01)	$0.18

Cash flow from operating activities	$4,318	92	$4,410

4.                                      Stock Compensation Plans

The stockholders of the Company approved a stock option plan in fiscal 2000 (the “1999 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1999 Plan, the number of common shares reserved for issuance was a total of 510,963 (224,087 shares pre-exchange) of which 35,365 options remain unawarded. The number and exercise price of options granted under the 1999 Plan prior to the 2002 Reorganization were adjusted for the exchange ratio. Additionally the stockholders of the Company approved a stock option plan in fiscal 2003 (the “2002 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 2002 Plan, the number of common shares reserved for issuance was 641,412 of which 122,242 were available for future grants at September 30, 2005. Generally, all options were granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Generally, all stock options granted vest over a five-year period commencing on the first anniversary of the date of grant.  Options exercised are newly issued from the Company’s stock option plan reserve.

Following is activity under the plans:

	Three Months Ended September 30, 2005
		Weighted
		Average	Weighted
		Exercise	Average
	Shares	Price	Fair Value

Options outstanding, beginning of period	794,315	$10.25	$2.41
Granted	20,063	$12.38	$3.99
Forfeited	4,943	$11.52	$2.49
Exercised	31,065	$8.38	$5.58
Assumed from Chester Valley Bancorp Inc.	350,643	$10.23	$7.39
Options outstanding, end of period	1,129,013	$10.33	$3.90

Options exercisable end of period	765,924	$9.47	$3.51

Unvested options at September 30, 2005 were as follows:

	Three Months Ended September 30, 2005
		Weighted
		Average
	Shares	Fair Value
Unvested options beginning of period	278,422	$3.97
Vested	(31,853)	$3.90
Granted	20,063	$3.99
Unvested options period end	266,632	$2.79

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended September 30, 2005
	2005	2004
Proceeds of options exercised	260	—
Related tax benefit recognized	73	—
Intrinsic value of options exercised	1,890	—

Aggregate intrinsic value at September 30, 2005 were as follows:

	Three Months Ended September 30, 2005
	Shares Outstanding	Exercisable Shares

Number	1,129,013	765,924
Weighted average exercise price	$10.33	$9.47
Aggregate intrinsic value	6,054,295	4,759,892
Weighted average contractual term	6.3	5.9

Options outstanding at September 30, 2005 were as follows:

		Outstanding		Exercisable
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share
$3.18 - $4.76	156,937	4.1	156,937	$3.97
$7.94 - $9.53	344,190	6.1	282,902	$8.77
$12.70 - $14.29	582,809	6.9	284,008	$12.40
$14.29 - $15.88	45,077	8.0	42,077	$14.88
Total	1,129,013	6.3	765,924	$9.47

The fair value for stock options granted during the three months ended September 30, 2005, was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	3.88%
Expected average life (in years)	6.57
Expected volatility	19.36
Expected dividend yield	3.15%

The expected average risk-free rate is based on the U.S. Treasury yield curve on the day of grant.  The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.

RRP

Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the “1999 RRP”), the Company acquired 204,384 shares (89,635 shares pre-exchange) at a cost of $929,000. Pursuant to the terms of the agreement, all 204,384 shares have been awarded to directors and management from the 1999 RRP Trust, however 4,272 shares were forfeited during fiscal year 2004. As of September 30, 2005, 191,569 granted shares were vested pursuant to the terms of the 1999 Plan. In fiscal 2004, the Company adopted the 2002 Recognition and Retention Plan and Trust Agreement (the “2002 RRP”), and acquired 256,565 shares at a cost of $2.2 million. Pursuant to the terms of the 2002 RRP, 222,468 shares have been awarded to directors and management, however 9,600 shares were forfeited during fiscal year 2005. As of September 30, 2005, 88,980 granted shares were vested pursuant to the terms of the 2002 RRP.

Activity in issued but unvested stock grants during the quarter was as follows:

	Three Months Ended September 30, 2005
		Weighted
		Average
		Exercise
	RRP Shares	Price
RRP Shares
Unvested grants beginning of period	97,759	$12.26
Vested	(10,914)	$12.02
Granted	—	$—
Unvested grants period end	86,845	$12.29

The aggregate value of unvested RRP grants at September 30, 2005 is $291,799.

At the November 9, 2005, Annual Shareholders Meeting, the 2005 Recognition and Retention Plan and Trust Agreement was approved by shareholders.  Under the plan, shares will be granted to officers, employers and non-employee directors as determined by the Compensation Committee of the Board of Directors.

5.                                      Earnings Per Share

Earnings per share, basic and diluted, were  $0.09, for the three months ended September 30, 2005, compared to $0.20 and $0.19 for the three months ended September 30, 2004, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Three Months Ended September 30, 2005
(Dollars in thousands, except per share data)	Basic	Diluted

Net income	$926	$926
Dividends on unvested common stock awards	(22)	(22)
Income available to common stockholders	$904	$904

Weighted average shares outstanding	10,659,590	10,659,590
Effect of dilutive securities:
Common stock equivalents	—	300,602
Adjusted weighted average shares used in earnings per share computation	10,659,590	10,960,192

Earnings per share	$0.08	$0.08

	Three Months Ended September 30, 2004
(Dollars in thousands, except per share data)	Basic	Diluted

Net income	$1,804	$1,804
Dividends on unvested common stock awards	(29)	(29)
Income available to common stockholders	$1,775	$1,775

Weighted average shares outstanding	8,992,143	8,992,143
Effect of dilutive securities:
Common stock equivalents	—	434,495
Adjusted weighted average shares used in earnings per share computation	8,992,143	9,426,638

Earnings per share	$0.20	$0.19

6.                                      Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated):

	At September 30, 2005		At June 30, 2005
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Mortgage loans:
Single-family residential	$253,386	22.33%	$202,942	32.04%
Commercial real estate and multi-family residential	336,438	29.64	174,920	27.61
Construction	201,466	17.75	129,188	20.39
Home equity	207,635	18.30	100,805	15.91
Total mortgage loans	998,925	88.02	607,855	95.96
Consumer loans	47,910	4.22	2,106	0.33
Commercial business loans	88,084	7.76	23,492	3.71
Total loans receivable	$1,134,919	100.00%	$633,453	100.00%

Undisbursed loan proceeds:
Construction – Residential	(58,559)		(31,530)
Construction – Commercial	(16,536)		(11,000)
Allowance for loan losses	(13,545)		(6,113)
Deferred net loan origination fees	(575)		(623)
Loans receivable, net	$1,045,704		$584,187

The following is a summary of the activity in the allowance for loan losses for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
(Dollars in thousands)	2005	2004

Balance at the beginning of period	$6,113	$5,220
Plus: Provisions for loan losses	513	171
Less charge-offs for:
Mortgage loans	—	(4)
Consumer loans	(15)	(8)
Commercial business loans	(12)	(3)
Total charge-offs	(27)	(15)
Plus: Recoveries	9	1
Acquired allowance for loan loss from merger	6,937	—
Balance at the end of the period	$13,545	$5,377

7.                                      Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at September 30, 2005 and June 30, 2005 are as follows:

	September 30, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities
FNMA	$20,736	$—	$(239)	$20,497
FHLMC	16,494	—	(328)	16,166
CMOs	83,105	59	(393)	82,771
Total held to maturity	120,335	59	(960)	119,434

Available for sale:
US government agency securities	25,414	22	(26)	25,410
Municipal bonds	8,851	129	(10)	8,970
Mortgage-backed securities
FNMA	62,057	35	(1,041)	61,051
FHLMC	55,434	56	(1,012)	54,478
CMOs	23,266	84	(81)	23,269
GNMA	5,732	45	—	5,777
FHLB stock	21,328	—	—	21,328
Corporate debt securities	19,592	53	(3)	19,642
Equity securities	11,630	21	(324)	11,327
Total available for sale	233,304	445	(2,497)	231,252
Total securities	$353,639	$504	$(3,457)	$350,686

	June 30, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$19,801	$429	$—	$20,230
US government agency securities	15,000	—	(182)	14,818
Mortgage-backed securities
FNMA	21,887	47	(23)	21,911
FHLMC	17,314	—	(220)	17,094
CMOs	90,449	451	(44)	90,856
Total held to maturity	164,451	927	(469)	164,909

Available for sale:
US government agency securities	45,484	—	(617)	44,867
Interest earning time deposits	98	—	—	98
Mortgage-backed securities
FNMA	46,272	9	(635)	45,646
FHLMC	45,293	—	(685)	44,608
CMOs	3,786	10	—	3,796
FHLB stock	14,256	—	—	14,256
Equity securities	9,733	—	(231)	9,502
Total available for sale	164,922	19	(2,168)	162,773
Trading equity securities	53	—	—	53
Total securities	$329,426	$946	$(2,637)	$327,735

Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment.  Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the statement of operations. Management does not believe any of the above individual unrealized losses as of September 30, 2005 are an other-than-temporary impairment as the decline in fair value is a direct result of movements in interest rates. Additionally, the Company has both the ability and intent to hold such securities until such time as the value recovers or the security matures. Coincident with the effective date of the merger, the Company sold approximately $35 million in securities held to maturity at a gain of approximately $181 thousand in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

8.                                      Junior Subordinated Debentures

Effective with the acquisition of Chester Valley, the Company assumed the liability for $10.5 million of Junior Subordinated Debentures to Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity as a result of the acquisition of Chester Valley. The Trust issued $10.0 million of Trust Preferred Securities to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company.  The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the OTS. The Trust Preferred Securities are callable by the Company on or after March 26, 2007, or at any time in the event the deduction of related interest for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2032.

9.                                      Recent Accounting Pronouncements

The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments

(“EITF 03-1”)

In December 2003, the Emerging Issues Task Force (“EITF”) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This statement from the EITF addresses disclosure requirements regarding information about temporarily impaired investments. The requirements are effective for fiscal years ending after December 15, 2003 for all entities that have debt or marketable equity securities with market values below carrying values. The requirements apply to investments in debt and marketable equity securities that are accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

On September 30, 2004, the FASB voted unanimously to defer the implementation of the provisions of EITF 03-1 that relate to measurement and recognition of other-than-temporary impairments. The delay applies to both debt and equity securities and specifically applies to impairments caused by interest rate and sector spreads. In addition, the delay relates to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The disclosure requirements of EITF 03-1 continue to apply.

FASB 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “ The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. The guidance in the FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  The FSP is effective for reporting periods beginning after December 15, 2005.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer (Statement of Position 03-3)

In December 2003, the AICPA’s Accounting Standards Executive Committee (AcSEC) issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the Practice Bulletin 6 on Amortization of Discounts on Certain Acquired Loans. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. SOP 03-3 does not apply to loans originated by the entity and therefore did not impact the Company as of June 30, 2005. The Company did apply the provisions of SOP 03-3 to the Merger with Chester Valley resulting in approximately $436 thousand of the Chester Valley allowance for loan losses being reduced to record the estimated fair value of certain loans classified as doubtful in the acquired Chester Valley loan portfolio.

FASB Statement No. 123 (revised 2004), Share-based Payments

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share Based Payment,” (SFAS No. 123R). This Statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued. SFAS No. 123R is effective for the Company beginning on July 1, 2005. The Company adopted the provisions of SFAS No. 123R effective July 1, 2005. The total expense recognized as a result of the adoption of SFAS 123R was $86 thousand for the three months ended September 30, 2005. The remaining unrecognized compensation cost to nonvested stock option awards at September 30, 2005 is $744 thousand.

10.                               Dividends

On July 26, 2005, the Company declared a cash dividend on its common stock of $0.12 per share, paid on August 19, 2005 to owners of record on August 5, 2005.  Additionally, on October 25, 2005, the Company’s Board

of Directors declared a $0.12 per share cash dividend payable November 22, 2005 to shareholders of record on November 8, 2005.

11.                               Guarantees

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

On May 12, 2003, the Company entered into a sales and servicing master agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”).  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605,000.   The Company has sold $16.6 million in loans under this agreement and has a maximum credit risk exposure of $461,000.

12.                               Accounting for Derivative Instruments and Hedging

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management.  As part of the acquisition of Chester Valley, the Company assumed the responsibility for a $10 million notional amount interest rate swap whereby the Company pays a variable rate and receives a fixed rate. In accordance with SFAS No. 133, Accounting for Derivative Instruments, after performing the appropriate analysis and documentation, the Company designated the interest rate swap to hedge certain borrowings of Willow Grove Bank, which were similar in characteristic to the original borrowings hedged by Chester Valley. The swap had the effect of converting a fixed rate advance to an adjustable rate borrowing. The Company performed the appropriate risk and correlation analysis prior to designation and therefore the interest rate swap qualifies for hedge accounting.  Quarterly, the hedge borrowing is adjusted for the change in market value with a corresponding offset to a derivative asset or liability.  If the item qualified for hedge accounting, the ineffective portion of the hedge would be recognized in the statements of operations.  Additionally, in August 2003, Chester Valley had purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap (“Interest Rate Corridor”) which expires in August 2008.  The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. In accordance with SFAS No. 133, Accounting for Derivative Instruments, after performing the appropriate analysis and documentation, the Company designated the interest rate collar to hedge certain borrowings of Willow Grove Bank which were variable in nature indexed to Three Month LIBOR. The Interest Rate Corridor is being used to hedge the cash flows of this borrowing. The interest rate corridor could potentially reduce the negatively impact on earnings of the borrowings in a rising interest rate environment.

The fair market value of the interest rate corridor has two components: the intrinsic value and the time value of the option. The interest rate corridor is marked-to-market quarterly, with changes in the intrinsic value of the interest rate corridor, net of tax, included as a separate component of other comprehensive income and change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined.  The fair value of the interest rate corridor at September 30, 2005 was $827,127.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or as to Willow Grove Bancorp, Inc. management’s intentions, plans, beliefs, expectations or opinions.  Forward looking statements may be identified by the use of words such as  “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should,” “could,” “may,” “likely,” “probably,” or “possibly”.  These statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions. Such statements are subject to certain risks and uncertaintities, many of which are difficult to predict and generally beyond the control of Willow Grove Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward looking information and statements. Uncertainties regarding the integration of Chester Valley’s operations and the anticipated cost savings, among other things, could cause actual results to differ materially from the anticipated results expressed in the forward-looking statements. Other factors that may affect the Company’s future operations are discussed in documents filed by Willow Grove Bancorp, Inc. with the Securities and Exchange Commission (“SEC”) from time to time, including the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005. Additional factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions and the interest rate yield curve, legislative and regulatory changes, demand for loan products, changes in deposit flows, competition, changes in the quality or composition of the Company’s loan and investment portfolios, among other things.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  We do not intend to update these forward-looking statements. Copies of the above referenced documents may be obtained from Willow Grove Bancorp, Inc. upon request without charge (except for Exhibits thereto) or can be accessed at the website maintained by the SEC at http://www.sec.gov.

Results of Operations

General.  Net income for the three-month period ended September 30, 2005 was $926 thousand.  This compares to net income of $1.8 million for the comparable quarter in the prior year.  The Company’s net interest margin on a tax-equivalent basis increased 21 basis points to 3.50% for the three months ended September 30, 2005 from 3.29% for the three months ended September 30, 2004.

Net Interest Income.  Net interest income is determined primarily from the average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-costing liabilities) as well as the relative amounts of average interest-earning assets compared to interest costing liabilities.

Net interest income for the three-month period ended September 30, 2005 was $9.2 million.  This compares to $7.4 million for the prior year three-month period, an increase of $1.8 million or 24.7%. Net interest income increased primarily as a result of increased average balances of the loan and investment securities portfolios combined with an increase in net interest rate spread.  The net interest rate spread on a tax equivalent basis increased 43 basis points primarily as a result of an increase in the average rate of interest-earning assets of 69 basis points, which more than offset the 26 basis point increase in the average cost of interest-bearing liabilities.  The acquisition of Chester Valley Bancorp increased average interest earning assets by approximately $200 million despite having only one month’s impact on the current quarter of operations.

Average interest-earning assets increased $200.3 million, or 22.2%, for the three-month period ended September 30, 2005 compared to the prior year comparable period.  Average interest-bearing liabilities for the three-month period ended September 30, 2005 increased $287.1 million, or 38.8%, over the comparable prior year period.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased to 107% for the three-month period ended September 30, 2005 compared to an average of 122% for the three-month period ended September 30, 2004 due primarily to the sale of investment securities utilized to fund the acquisition of Chester Valley.  The Company continues to aggressively market its core deposit products with the intention of reducing its’ reliance on higher-costing FHLB borrowings.

The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month periods ended September 30, 2005 and 2004.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 35.0% and 31.0% effective rate has been used for the three-month periods ended September 30, 2005 and 2004, respectively.  The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons.  A GAAP reconciliation also is included below.

	Three Months Ended September 30,
	2005			2004
	Average		Yield/	Average		Yield/
(Dollars in Thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Total loans	$747,200	$11,801	6.32%	$543,740	$8,139	5.95%
Securities and other investments	355,217	4,197	4.73%	358,419	3,467	3.84%
Total interest-earning assets	1,102,417	$15,998	5.80%	902,159	$11,606	5.11%
Non-interest earning assets	80,333			24,168
Total Assets	$1,182,726			$926,327

Liabilities and Stockholders’ Equity
Total deposits	$736,081	$3,314	1.80%	$517,332	$2,177	1.67%
Borrowings	291,649	3,041	4.17%	223,256	1,943	3.45%
Total interest-bearing liabilities	1,027,730	6,355	2.47%	740,588	4,120	2.21%
Non-interest-bearing liabilities	16,016			79,515
Stockholders’ equity	138,980			106,224
Total liabilities and stockholders’ equity	$1,182,726			$926,327
Net interest income/interest rate spread		$9,643	3.33%		$7,486	2.90%
Net interest-earning assets/net yield on interest-earning assets	$74,687		3.50%	$161,571		3.29%
Ratio of average interest-earning assets to interest-bearing liabilities			107%			122%

Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	Three Months Ended September 30,
	2005			2004
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$11,749	$52	$11,801	$8,139	$—	$8,139
Investments	3,823	374	4,197	3,372	95	3,467
Total	$15,572	$426	$15,998	$11,511	$95	$11,606

Interest Income.  Interest income on loans increased $3.6 million, or 44.4%, for the three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004. This resulted from both an increase in average loan balances of $203.5 million or 37.4% as well as an increase in average yields earned on loans for the three-month period ended September 30, 2005 of 37 basis points to 6.32% from 5.95%.   The increase in the average yield of the loan portfolio was largely the result of a change in the mix of the loan portfolio from less reliance on single-family residential mortgage loans along with the interest sensitive assets acquired from Chester Valley at a time in which the Federal Reserve has aggressively raised short-term interest rates.  Interest income on securities increased $451 thousand or 13.4%, for the three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004.  Increases in the average yields earned on securities increased 89 basis points to 4.73% from 3.84%. Average investment securities declined by approximately $3.2 million as the Company sold investment securities and/or utilized proceeds from securities repayments to fund the cash requirements of the Chester Valley acquisition. Investment securities sales were concentrated in lower yielding securities and resulted in an approximate loss of $1 million in the current quarter. These securities sales were undertaken, in part, as part of management’s efforts to better position the future operating results of the combined company.

Interest Expense.  Interest expense on deposit accounts increased $1.1 million, or 52.2%, for the three-month period ended September 30, 2005 compared to the similar prior year period.  The increase resulted primarily from an increase in average deposits of $218.7 million or 42.3% and to a lesser extent an increase in the average cost of deposits to 1.80% from 1.67%. During the quarter ended September 30, 2005, interest expense on borrowings increased by $1.1 million over the comparable period in the prior year due primarily to a 72 basis point increase to 4.17% due primarily to the fact that the Company maintained a large balance in short-term borrowings which re-

priced upward as a result of the aforementioned increase in short-term interest rates. To a lesser extent, an increase in the average balance of borrowings of $68.4 million contributed to the increase in interest expense on borrowings.

Provision for Loan Losses.  The Company’s provision for loan losses increased $342 thousand, for the three months ended September 30, 2005 compared to the corresponding prior fiscal period. The increase in the provision for loan losses in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 was primarily related to a change in the loan portfolio mix, a large commercial real estate loan being delinquent at September 30, 2005 as well other factors considered by management including but not limited to the potential negative impact of rising energy prices on the economy.  Management believes, to the best of its knowledge, that the allowance for loan losses was adequate at September 30, 2005 and represents at such date all known and inherent losses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

Non-Interest Income.  Non-interest income decreased $404 thousand, to $363 thousand for the three-month period ended September 30, 2005 compared to $767 thousand for the similar prior year period. Excluding gains or losses on the sale of investment securities, non-interest income increased to $1.4 million from $755 thousand or 83.3% due primarily to increased investment services income of $349 thousand from the acquisition of Chester Valley as well as increased services charges and fees of $317 thousand due primarily to the combined deposit fees on Chester Valley and the Company. Gains on loans available for sale increased $68 thousand as a result of an increase in the volume of loan sales.

Non-Interest Expense.  Non-interest expense increased $2.5 million, or 46.6% to $7.8 million for the three-month period ended September 30, 2005 compared to $5.4 million for the similar prior year period. Included in non-interest expense in the quarter ended September 30, 2005 are acquisition related charges of $348 thousand in compensation charges related to employment contract and severance charges, and $125 thousand in merger related customer communication costs. Additionally, the Company’s legal and professional fees for the quarter ended September 30, 2005 included merger related costs of approximately $400 thousand including increased legal fees associated with increased volume of SEC filings and integration of the combined companies benefit plans as well as consultant costs associated with the integration of the combined operations as well as integrating the combined compliance processes for Sarbanes-Oxley. As a result of the acquisition of Chester Valley, amortization of core deposit intangibles increased by $166 thousand. Additionally, contributing to the increased costs were normal salary increases, which typically occur, in the first fiscal quarter, as well as one month of salaries for additional personnel resulting from the Chester Valley acquisition.

Income Tax Expense.  The provision for income taxes for the three-month period ended September 30, 2005 was $299 thousand.  This compares to a provision of $833 thousand for the similar prior year three-month period.   The effective tax rate for the three-month period ended September 30, 2005 was 24.4% compared to 31.6% for the three-month period ended September 30, 2004. The decrease in the effective tax rate for the three-month period ended September 30, 2005 was primarily due to a one time benefit recognized this period for the increase in the tax rate at which the federal benefits of net deferred tax assets are expected to be realized as a result of the combination with Chester Valley.  The amount of this benefit related to the increase in tax rate is approximately $94 thousand.

Changes in Financial Condition

General.  Total assets of the Company increased by $646.4 million, or 67.4%, to $1.6 billion at September 30, 2005 compared to $959.3 million at June 30, 2005.  The increase resulted primarily from the acquisition of Chester Valley Bancorp effective after the close of business on August 31, 2005. The acquisition of Chester Valley increased total assets by approximately $655 million. Cash and cash equivalents increased by approximately $23.0 million.  Securities available for sale and held to maturity increased a combined $24.4 million, despite sales of approximately $75.9 million in securities to fund the cash portion of the acquisition. Additionally, coincident with the effective date of the acquisition, the Company sold approximately $ 35 million in securities held to maturity in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Net loans receivable increased $462 million due principally to the acquisition. Goodwill and other intangibles increased $105.1 million as a result of the acquisition. Additionally, property and equipment, net and Bank owned life insurance increased $14 million and $5.7 million, respectively, primarily as a result of the acquisition. Other assets increased approximately $6.7 million due primarily to deferred tax assets acquired in the combination.

Total liabilities amounted to $1.4 billion at September 30, 2005, an increase of $555.5 million, or 65.2% from June 30, 2005.  Deposits increased $428.0 million, or 71.0% to $1.0 billion.  Borrowings increased $125.7 million, or 53.0% from June 30, 2005.  Total stockholders’ equity increased $91.1 million to $198.1 million at September 30, 2005.  The change in stockholders’ equity was primarily the result of stock issued as part of the acquisition, the conversion of certain Chester Valley stock options to options of the Company and net income of $926 thousand, which were partially offset by the payment of a $1.2 million cash dividend.

Cash and Cash Equivalents.  Cash and cash equivalents amounted to $43.6 million and $20.6 million at September 30, 2005 and June 30, 2004, respectively.  Cash and cash equivalents increased during the period due to increased reserve and liquidity requirements resulting from the acquisition.

Assets Available or Held for Sale.  At September 30, 2005, securities classified as available for sale and loans classified as held for sale amounted to $231.3 million and $5.6 million, respectively.  This compares to $162.8 million in available for sale securities and $1.8 million in held for sale loans at June 30, 2005.  The increase of $68.5 million, or 42.1%, in available for sale securities related to the Chester Valley acquisition as all securities received in the acquisition were classified as available for sale in order to provide management with the flexibility to effectively manage both liquidity and interest rate risk.

Loans.  The net loan portfolio of the Company increased $462 million, or 79.0% from $584.2 million at June 30, 2005 to $1.0 billion at September 30, 2005.  The increase in the Company’s net loan portfolio was primarily a result of the combination with Chester Valley.  The Chester Valley acquisition has effectively diversified the loan portfolio with a higher concentration in commercial business and consumer loans with less reliance on longer duration single-family residential loans.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	September 30, 2005	June 30, 2005
Accruing loans past due 90 days or more:
Single-family residential	$—	$109
Commercial business loans	—	—
Total		109
Non-accrual loans:
Mortgage loans
Single-family residential	733	146
Commercial real estate and multi-family residential	3,476	315
Construction	—	—
Home Equity	192	99
Consumer loans	2	—
Commercial business loans	164	106
Total	4,567	666

Performing troubled debt restructurings	49	1,912
Total non-performing loans	4,616	2,687
Other real estate owned, net	437	439
Total non-performing assets	$5,053	$3,126
Non-performing loans to total loans	0.44%	0.46%
Non-performing assets to total assets	0.31%	0.33%

Total non-performing assets increased $1.9 million, or 61.6%, to $5.1 million at September 30, 2005 compared to $3.1 million June 30, 2005.  The increase was primarily related to assets acquired from Chester Valley. Despite the dollar increase, non-performing loans to total loans and non-performing loans to total assets declined to 0.44% and 0.31%, respectively from 0.46% and 0.33%, respectively. Largely as a result of the allowance from loan losses acquired from Chester Valley, the allowance to gross loans increased to 1.28% at September 30, 2005 from 1.03% at June 30, 2005.

Intangible Assets. The amount of our intangible assets totaled $106.2 million at September 30, 2005 compared to $881 thousand at June 30, 2005.  The increase resulted solely from the acquisition of Chester Valley, which was accounted for using the purchase method of accounting.

Deposits.  The Company’s total deposits increased by $428 million, or 71.0% to $1.0 billion at September 30, 2005.  The increase resulted primarily from the acquisition of Chester Valley.

Federal Home Loan Bank Advances and other borrowings. Advances from the FHLB of Pittsburgh are an additional source of funds used to meet our loan demand, as leverage to fund certain revenue enhancing investment strategies and for other asset/liability management purposes.  At September 30, 2005, the total amount of these borrowings outstanding was $328.1 million, which is a $90.7 million or 38.2% increase from the $237.4 million outstanding at June 30, 2005.  The increase in FHLB advances is directly attributable to borrowings assumed in the Chester Valley acquisition. The approximate $24.4 million and $10.5 million increases in customer repurchase agreements and trust preferred securities were direct results of the Chester Valley acquisition, as these borrowings were never utilized by the Company in the past.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $198.1 million at September 30, 2005 compared to $107.0 million at June 30, 2005, an increase of $91.1 million.  The increase is due to the factors detailed above.

Liquidity and Commitments

The Company’s liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities.  The Company’s primary sources of funds are deposits, sales, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, sales and maturities of investment securities and other short-term investments and funds provided from operations.  The Company also utilizes borrowings, generally in the form of FHLB advances, as a source of funds.  While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  In addition, the Company invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements. Additionally, the Company’s portfolio of securities available for sale provides the Company with additional tools in managing its liquidity.

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  At September 30, 2005, the total approved investment and loan origination commitments outstanding amounted to $19.8 million.  Certificates of deposit scheduled to mature in one year or less at September 30, 2005 totaled $223.9 million.  Based on historical experience, management believes, over the longer term, that a significant portion of maturing certificates of deposit will remain with the Company.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $770.9 million as of September 30, 2005, based on qualifying collateral.   The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

At September 30, 2005, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2005
Tangible capital (to tangible assets)	$91,651	6.1%	$23,845	1.5%	$31,793	2.0%
Core capital (to adjusted tangible assets)	91,651	6.1%	59,824	4.0%	74,780	5.0%
Tier I capital (to risk-weighted assets)	91,651	8.6%	N/A	N/A	64,568	6.0%
Risk-based capital (to risk-weighted assets)	105,009	10.1%	86,091	8.0%	107,614	10.0%

As of June 30, 2005
Tangible capital (to tangible assets)	$94,375	9.9%	$14,296	1.5%	$19,061	2.0%
Core capital (to adjusted tangible assets)	94,375	9.9%	38,140	4.0%	47,675	5.0%
Tier I capital (to risk-weighted assets)	94,375	16.6%	N/A	N/A	34,091	6.0%
Risk-based capital (to risk-weighted assets)	100,488	17.7%	45,455	8.0%	56,819	10.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Quantitative and Qualitative Disclosure About Market Risk” in the Company’s Form 10-K for the year ended June 30, 2005.  Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity.  Management monitors interest rate risk and takes actions which it deems appropriate to maintain the short-term risk at levels considered acceptable while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets.  Based on, among other factors, such reviews, management believes that the Chester Valley acquisition has resulted in an improvement in the asset sensitivity of the balance sheet but that the net portfolio value of equity has been reduced as a result of the increased intangible assets resulting from the acquisition as compared those measures at June 30, 2005.

Item 4.  Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and, except as noted below, are operating in an effective manner.

During the course of completing its procedures with respect to finalizing this Quarterly Report of Form 10-Q,  management determined that certain adjustments were required to amounts previously reflected in the Company’s press release dated November 2, 2005 (the “Earnings Release”).  As reflected herein, for the quarter ended September 30, 2005, interest income on interest-bearing deposits is $140,000 rather than $39,000 reflected in the Earnings Release, losses on the sale of available for sale securities is $1.0 million rather than $581,000 reflected in the Earnings Release, income tax expense is $299,000 rather than $458,000 reflected in the Earnings Release and net income is $926 thousand rather than $1.0 million reflected in the Earnings Release.  The adjustments did not significantly affect the amount of net income, earnings per share for the current quarter declined from the $0.09 reflected in the Earnings Release to the $0.08 reflected herein.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item l.                                      Legal Proceedings

Not applicable.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchasing activity of the stock repurchase program during the first quarter of fiscal 2006:

Period		Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Month #1	7/01/05 - 07/31/05	—	$—	—	475,497
Month #2	8/01/05 - 08/31/05	—	—	—	475,497
Month #3	9/01/05 - 09/30/05	—	—	—	475,497
Total		—	$—	—	475,497

Notes to this table:

(a)	On July 27, 2005 the current stock repurchase program (the “2004 program”) expired.
(b)	On July 26, 2005 the Board of Directors of the Company extended the 2004 program. This is the only program currently in effect. This program has an expiration date of July 26, 2006.

Item 3.                                   Defaults Upon Senior Securities

Not applicable.

Item 4.                                   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.                                   Other Information

a.               Not applicable.

b.              Not applicable.

Item 6.           Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Willow Grove Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Willow Grove Bancorp, Inc. (through August 31, 2005)(2)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc.(1)
10.1	Employment Agreement, dated July 15, 2005, by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Donna M. Coughey (2)
10.2	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr. (3)
10.3	Employment Agreement, dated July 15, 2005, by among Willow Grove Bancorp, Inc., Willow Grove Bank and Joseph T. Crowley (2)
10.4	Employment Agreement, dated November 25, 2002, between First Financial Bank and Michael J. Sexton (4)
10.5	Form of Employment Agreement entered into between Willow Grove Bank and each of Christopher E. Bell, John T. Powers, Jerome P. Arrison and Ammon J. Baus (5)
10.6	Form of Employment Agreement entered into between Willow Grove Bank and each of G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (6)
10.7	Form of Change in Control Severance Agreement between Willow Grove Bank and each of Christopher M. Breslin, William Byrne, Margaret H. Leimkuhler and Thomas A. Varley (6)
10.8	Supplemental Executive Retirement Agreement (7)
10.9	Non-Employee Directors Retirement Plan (8)
10.10	1999 Stock Option Plan (9)
10.11	1999 Recognition and Retention Plan and Trust Agreement (9)
10.12	Amended Directors and Officers Incentive Compensation Plan (10)
10.13	2002 Stock Option Plan (11)
10.14	2002 Recognition and Retention Plan and Trust Agreement (11)
10.15	Deferred Compensation Plan (12)

10.16	Chester Valley Bancorp Inc. 1993 Stock Option Plan, as amended (13)
10.17	Chester Valley Bancorp Inc. 1997 Stock Option Plan, as amended (14)
10.18	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (6)
10.19	First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto (15)
10.20	First Financial Bank 2005 Executive Deferred Compensation Plan, and amendments thereto (15)
10.21	First Financial Bank Board of Directors Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto (15)
10.22	First Financial Bank 2005 Board of Directors Deferred Compensation Plan, and amendments thereto (15)
10.23	Willow Grove Bank Non-Employee Director’s Retirement Plan, Amendment No. 1 (15)
10.24	Willow Grove Bank Amended Directors and Officers Incentive Plan (16)
21.0	Subsidiaries of the Registrant-Reference is made to “Item 1. Business—Subsidiaries” for the required information
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certifications

(1)                                  Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106).

(2)                                  Incorporated by reference from the Company’s Form 8-K, dated as of August 31, 2005 and filed with the SEC on September 1, 2005 (SEC File No. 000-49706).

(3)                                  Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of January 20, 2005 and filed with the SEC on January 20, 2005 (SEC File No. 0-49706).

(4)                                  Incorporated by reference from Exhibit 10L to the Annual Report on Form 10-K of Chester Valley Bancorp Inc. for the fiscal year ended June 30, 2003 and filed with the SEC on September 12, 2003 (SEC File No. 0-18833).

(5)                                  Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 14, 2004 (SEC File No. 000-49706).

(6)                                  Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 13, 2005 (SEC File No. 000-49706).

(7)                                  Incorporated by reference from the registration statement on Form S-1 filed by the Company’s predecessor, a federal corporation also known as Willow Grove Bancorp, Inc. (the “Mid-Tier”) on September 18, 1998, as amended, and declared effective on November 12, 1998 (Registration No. 333-63737).

(8)                                  Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002 (SEC File No. 000-49706)

(9)                                  Incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed by the Mid-Tier on June 23, 1999 (SEC File No. 000-25191).

(10)                            Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 30, 2002 (SEC File No. 000-49706).

(11)                            Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(12)                            Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 12, 2004 (SEC File No. 000-49706).

(13)                            Incorporated by reference from Chester Valley’s Registration Statement on Form S-4/A (Commission File No. 333-50077) filed with the Commission on April 28, 1998.

(14)                            Incorporated by reference from Chester Valley’s Registration Statement on Form S-8 filed with the Commission on January 19, 2001 (File No. 333-54020).

(15)                            Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of October 25, 2005 and filed with the SEC on October 31, 2005 (SEC File No. 0-49706).

(16)                            Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 30, 2002 (SEC File No. 000-49706).

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOW GROVE BANCORP, INC.

Date: November 15, 2005	By:	/s/ Donna M. Coughey
Donna M. Coughey
President and Chief Executive Officer

Date: November 15, 2005	By:	/s/ Joseph T. Crowley
Joseph T. Crowley
Chief Financial Officer