Form 10-Q
period 2005-12-31
WILLOW GROVE BANCORP INC/NEW
filed 2006-02-09
CIK 1163428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

YES  ☒          NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                               Accelerated filer  ☒                               Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

YES  ☐          NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Registrant had 14,854,705 shares of common stock issued and outstanding as of February 3, 2006

WILLOW GROVE BANCORP, INC.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Unaudited)

	December 31,	June 30,
	2005	2005
Assets
Cash in banks	$22,318	$6,189
Interest-bearing deposits	12,666	14,420
Total cash and cash equivalents	34,984	20,609
Investment securities – trading	885	53
Federal Home Loan Bank Stock	16,997	14,256
Investment securities available for sale (amortized cost of $196,254 and $150,666, respectively)	192,881	148,517
Investment securities held to maturity (fair value of $112,782 and $164,909, respectively)	114,605	164,451
Loans held for sale	3,614	1,795
Loans receivable	1,068,755	590,923
Deferred fees and other discounts	(1,388)	(623)
Allowance for loan losses	(14,207)	(6,113)
Loans receivable, net	1,053,160	584,187
Accrued interest receivable	6,265	4,094
Property and equipment, net	20,427	5,659
Bank owned life insurance	11,280	5,447
Real estate owned	284	439
Core deposit intangible, net	14,224	33
Goodwill	91,686	848
Other assets	16,662	8,867
Total Assets	$1,577,954	$959,255

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$1,007,555	$602,678
Securities sold under agreements to repurchase	28,025	—
Advance payments by borrowers for taxes and insurance	3,649	2,850
Federal Home Loan Bank advances	312,117	237,400
Trust preferred securities	10,496	—
Accrued interest payable	2,153	1,064
Other liabilities	12,773	8,220
Total Liabilities	1,376,768	852,212

Stockholders’ Equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	-	-
Common stock - $0.01 par value; 40,000,000 shares authorized; 16,514,973 and 11,457,602 shares issued at December 31, 2005 and June 30, 2005, respectively	165	115
Additional paid-in capital	176,786	84,266
Retained earnings – substantially restricted	57,978	56,046
Treasury stock (1,742,060 and 1,730,101 shares at December 31, 2005 and June 30, 2005, respectively, at cost)	(28,251)	(28,072)
Accumulated other comprehensive loss	(1,929)	(1,353)
Obligation of deferred compensation plan	1,242	1,076
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,805)	(5,035)
Total Stockholders’ Equity	201,186	107,043
Total Liabilities and Stockholders’ Equity	$1,577,954	$959,255

See accompanying notes to consolidated financial statements.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts)

	Three Months Ended December 31,
	2005	2004
	(Unaudited)
INTEREST INCOME:
Loans	$17,495	$8,475
Mortgage-backed and investment securities	4,110	4,042
Total interest income	21,605	12,517
INTEREST EXPENSE:
Deposits	4,424	2,493
Securities sold under agreements to repurchase	243	—
Borrowings	3,304	2,152
Total interest expense	7,971	4,645
NET INTEREST INCOME	13,634	7,872
Provision for loan losses	207	360
Net interest income after provision for loan losses	13,427	7,512
OTHER INCOME:
Investment services income	681	—
Service charges and fees	1,301	566
Gain on the sale of:
Loans	140	204
Securities available for sale	45	—
Other	159	95
Total other income	2,326	865
OPERATING EXPENSES:
Salaries and employee benefits	5,560	3,240
Occupancy and equipment	1,372	652
Data processing	343	228
Advertising	358	257
Deposit insurance premiums	35	22
Amortization of other intangible assets	587	14
Professional fees	510	360
Other	1,002	650
Total operating expenses	9,767	5,423
Income before income taxes	5,986	2,954
Income tax expense	2,109	948
NET INCOME	$3,877	$2,006
EARNINGS PER SHARE
Basic	$0.27	$0.22
Diluted	$0.27	$0.21
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.12	$0.11
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	14,080,529	8,948,035
Diluted	14,408,318	9,396,102

See accompanying notes to consolidated financial statements.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts)

	Six Months Ended December 31,
	2005	2004
	(Unaudited)
INTEREST INCOME:
Loans	$29,244	$16,615
Mortgage-backed and investment securities	7,933	7,413
Total interest income	37,177	24,028
INTEREST EXPENSE:
Deposits	7,738	4,670
Securities sold under agreements to repurchase	304	—
Borrowings	6,284	4,095
Total interest expense	14,326	8,765
NET INTEREST INCOME	22,851	15,263
Provision for loan losses	720	531
Net interest income after provision for loan losses	22,131	14,732
OTHER INCOME:
Investment services income	1,030	—
Service charges and fees	2,128	1,076
Gain (loss) on the sale of:
Loans	254	250
Investment securities	(976)	12
Other	253	294
Total other income	2,689	1,632
OPERATING EXPENSES:
Salaries and employee benefits	9,970	6,383
Occupancy and equipment	2,281	1,293
Data processing	678	462
Advertising	511	471
Deposit insurance premiums	60	42
Amortization of intangible assets	765	28
Professional fees	1,163	655
Other	2,181	1,439
Total operating expenses	17,609	10,773
Income before income taxes	7,211	5,591
Income tax expense	2,408	1,781
NET INCOME	$4,803	$3,810
EARNINGS PER SHARE
Basic	$0.38	$0.42
Diluted	$0.38	$0.40
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.24	$0.22
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	12,370,060	8,933,213
Diluted	12,691,503	9,375,546

See accompanying notes to consolidated financial statements.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended December 31,
	2005	2004
	(Unaudited)

Net income	$3,877	$2,006

Other comprehensive income, net of tax:
Net unrealized holding (losses) gains on securities available for sale during the period	(832)	87
Reclassification adjustment for gains included in net income	(29)	—
Net unrealized gain on cash flow hedge	66	—
Comprehensive income	$3,082	$2,093

	Six Months Ended December 31,
	2005	2004
	(Unaudited)

Net income	$4,803	$3,810

Other comprehensive income, net of tax:
Net unrealized holding (losses) gains on securities available for sale during the period	(1,333)	1,753
Reclassification adjustment for losses included in net income	538	12
Net unrealized gain on cash flow hedge	219	—
Comprehensive income	$4,227	$5,575

See accompanying notes to consolidated financial statements.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands, Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Net income	$4,803	$3,810
Add (deduct) items not affecting cash flows from operating activities:
Depreciation	764	507
Amortization of premiums and accretion of discounts on investments, net	(236)	341
Amortization of intangible assets	765	28
Provision for loan losses	720	531
Gain on sale of loans held for sale	(254)	(250)
Loss (gain) on sale of investment securities	976	(12)
Increase in loans held for sale	(69,684)	(31,352)
Proceeds from the sale of loans held for sale	71,445	31,198
Purchase of trading account securities	(803)	—
Amortization of deferred loan fees, discounts and premiums	(712)	351
Decrease (increase) in accrued interest receivable	717	(432)
Increase in value of bank owned life insurance	(166)	(129)
Decrease (increase) in other assets	11,184	(639)
(Decrease) increase in other liabilities	(4,290)	295
Stock based compensation	952	858
(Decrease) increase in accrued interest payable	(403)	33
Net cash flows provided from operating activities	15,778	5,138
Cash flows provided from (used in) investment activities:
Capital expenditures	(1,438)	(374)
Net increase in loans	(10,192)	(37,860)
Purchase of investment securities held to maturity	—	(110,858)
Proceeds from maturities, sales, payments and calls of investment securities held to maturity	50,116	24,153
Purchase of securities available for sale	(1,150)	(8,007)
Decrease (increase) in FHLB stock	11,403	(3,030)
Proceeds from sales and calls of securities available for sale	64,949	52,186
Proceeds from sale of other real estate owned	155	64
Net cash used for acquisition	(35,032)	—
Net cash flows provided from (used in) investment activities	78,811	(83,726)
Cash flows (used in) provided from financing activities:
Net (decrease) increase in deposits	(33,203)	12,524
Increase in securities sold under agreements to repurchase	1,509	—
Proceeds from FHLB advances	123,200	80,500
Repayments of FHLB advances	(169,824)	(23,428)
Increase (decrease) in advance payments by borrowers for taxes and insurance	302	(574)
Cash dividends on common stock	(2,951)	(2,007)
Stock options exercised	682	—
Tax benefit from stock options exercised	71	—
Common stock repurchased as treasury stock	—	(2,285)
Net cash flows (used in) provided from financing activities	(80,214)	64,730
Net increase in cash and cash equivalents	14,375	(13,858)
Cash and cash equivalents:
Beginning of period	20,609	39,445
End of period	$34,984	$25,587
Supplemental disclosures:
Cash payments during the year for:
Taxes	$1,128	$2,030
Interest	$13,237	$8,732
Non-cash items:
Net unrealized loss on investment securities available for sale, net of tax	$795	$1,765
Net unrealized gain on cash flow hedge	$219	$—

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

Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and FFB was merged with and into Willow Grove Bank with Willow Grove Bank as the surviving bank (the “Bank Merger”). PCIS now remains as a wholly owned subsidiary of the Company. As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the “Chester Valley Common Stock”), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of the Company common stock, par value $0.01 per share (the “Willow Grove Common Stock”), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Willow Grove Common Stock and $51.0 million in cash.  The total merger consideration paid for the Chester Valley Common Stock was $145.3 million. This included capitalized acquisition costs and the value of Chester Valley vested stock options converted to options of the Company at the average stock price of the Company on the four days surrounding the announcement of the acquisition.  The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

The Merger has been accounted for using the purchase method of accounting, which requires that our financial statements include activity of Chester Valley only subsequent to the acquisition date of August 31, 2005. Accordingly, our consolidated financial statements and the information herein include the combined results of the former Chester Valley and its former subsidiaries, FFB and PCIS, since September 1, 2005.

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

2.             Acquisition of Chester Valley Bancorp

The above noted Chester Valley acquisition cost was approximately $145.3 million comprised of $88.5 million related to 4,977,256 shares of common stock issued by the Company, $54.2 million in cash, consisting of $51.0 million paid to shareholders of Chester Valley and $3.2 million in capitalizable acquisition costs along with $2.6 million related to the conversion of former stock options of Chester Valley to options of the Company. As a result of the Merger, the Company recorded an approximate $105.8 million intangible asset, including a $15.0 million core deposit intangible asset with the remainder recorded as goodwill. The Company’s statement of operations for the three and six months ended December 31, 2005 includes the results of operations of the former Chester Valley Bancorp and subsidiaries only for the period beginning on September 1, 2005. The fair values used in computing the purchase accounting adjustments are preliminary and subject to refinement as information relative to the fair values as of August 31, 2005 becomes available and as plans for disposition of certain assets and other exit activities are finalized.  Such purchase accounting adjustments must be finalized within one year of the date that the Merger was consummated.

The Company believes the Merger enhanced its franchise value through the addition of 13 branch locations in the growing and affluent county of Chester County, Pennsylvania. Additionally, the Company’s previously existing customers have benefited from products offered by Chester Valley, which were not being offered by the Company.

The following table summarizes the purchase accounting adjustments resulting from the Merger:

Chester Valley Acquisition Summary

(Dollars in Thousands)

Total acquisition price	$145,314

Tangible Book Value of Chester Valley	50,596
Loan discount	(1,181)
FHLB advance discount	(44)
Certificate of deposit premium	(1,036)
Trust preferred premium	(222)
Other liabilities	(8,593)
Core deposit intangible	14,967
Goodwill	90,827

The following table summarizes the pro forma operating results of Willow Grove Bancorp had the acquisition of Chester Valley occurred on July 1, 2005.

Willow Grove Bancorp

Pro-forma Operating Results with Chester Valley Acquisition

For six months ended December 31, 2005

(Dollars in thousands, except per share amounts)

Total interest income	$43,153
Total interest expense	16,511
Provision for loan losses	1,164
Other income	3,191
Other expense	27,178
Income before tax	1,491
Income tax	398
Net income	1,093
Non-recurring items (a)	8,426
Adjusted net income (loss) (b)	$9,519
Earnings per Share:
Basic	$0.08
Diluted	$0.08

Basic adjusted for non-recurring	$0.77
Diluted adjusted for non-recurring	$0.75

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

In preparing the consolidated financial statements, the Company is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and statement of operations for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses, income taxes and purchase accounting mark to market valuations.

On July 1, 2005, the Company adopted SFAS No.123R, “Share-based Payment.” This Statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued. The remaining unrecognized compensation cost relating to non-vested stock based compensation awards at December 31, 2005 is $1.5 million. The adoption of SFAS No. 123R had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting:

	Three months ended December 31, 2005
	Using	SFAS
	Previous	123R	As
(Dollars in thousands, except per share data)	Accounting	Adjustments	Reported

Income before taxes	$6,072	$(86)	$5,986
Income taxes	2,137	(28)	2,109
Net Income	$3,935	$(58)	$3,877

Net income available to common stockholders	$3,913	$(58)	$3,855

Basic earnings per share	$0.28	$(0.01)	$0.27
Diluted earnings per share	$0.27	$—	$0.27

	Three months ended December 31, 2004
			Pro Forma
	As	Pro Forma	if under
(Dollars in thousands, except per share data)	Reported	Adjustments	SFAS 123R

Income before taxes	$2,954	$(92)	$2,862
Income taxes	948	(29)	919
Net Income	$2,006	$(63)	$1,943

Net income available to common stockholders	$1,981	$(63)	$1,918

Basic earnings per share	$0.22	$(0.01)	$0.21
Diluted earnings per share	$0.21	$(0.01)	$0.20

	Six months ended December 31, 2005
	Using	SFAS
	Previous	123R	As
(Dollars in thousands, except per share data)	Accounting	Adjustments	Reported

Income before taxes	$7,383	$(172)	$7,211
Income taxes	2,464	(56)	2,408
Net Income	$4,919	$(116)	$4,803

Net income available to common stockholders	$4,875	$(116)	$4,759

Basic earnings per share	$0.39	$(0.01)	$0.38
Diluted earnings per share	$0.38	$—	$0.38

	Six months ended December 31, 2004
			Pro Forma
	As	Pro Forma	if under
(Dollars in thousands, except per share data)	Reported	Adjustments	SFAS 123R

Income before taxes	$5,591	$(184)	$5,407
Income taxes	1,781	(58)	1,723
Net Income	$3,810	$(126)	$3,684

Net income available to common stockholders	$3,756	$(126)	$3,630

Basic earnings per share	$0.42	$(0.01)	$0.41
Diluted earnings per share	$0.40	$(0.01)	$0.39

4.             Stock Compensation Plans

The stockholders of the Company approved a stock option plan in fiscal 2000 (the “1999 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1999 Plan, the number of common shares reserved for issuance was a total of 510,963, of which 38,513 options were unawarded at December 31, 2005. Included in this amount are 3,148 shares forfeited during the six-month period ended December 31, 2005.  Additionally, the stockholders of the Company approved a stock option plan in fiscal 2003 (the “2002 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 2002 Plan, the number of common shares reserved for issuance was 641,412 of which 127,592 were available for future grants at December 31, 2005. Included in this amount are 5,350 shares forfeited during the six-month period ended December 31, 2005. Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant.  Options exercised are issued from the Company’s stock option plan reserve.

The following table provides information about options outstanding for the six-months ended December 31, 2005:

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value

Options outstanding, beginning of period	794,315	$10.25	$2.41
Granted	5,044	11.74	4.31
Forfeited	(8,498)	11.33	2.47
Exercised	(80,732)	8.44	6.02
Assumed from Chester Valley Bancorp Inc.	365,662	10.28	7.39
Options outstanding, end of period	1,075,791	$10.39	$3.84

Options exercisable end of period	948,463	$10.14	$3.97

The following table provides information about unvested options for the six months ended December 31, 2005:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested options, beginning of period	282,892	$2.69
Granted	5,044	4.31
Vested	(64,585)	2.65
Forfeited	(8,498)	2.47
Unvested options, period end	214,853	$2.74

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended
	December 31
	2005	2004
Proceeds of options exercised	$421,267	$29,948
Related tax benefit recognized	$39,645	$17,213
Intrinsic value of options exercised	$343,639	$50,627

	Six Months Ended
	December 31
	2005	2004
Proceeds of options exercised	$681,696	$29,948
Related tax benefit recognized	$71,172	$17,213
Intrinsic value of options exercised	$557,195	$50,627

The following table provides information about options outstanding and exercisable options at December 31, 2005:

	Options	Exercisable
	Outstanding	Options

Number	1,075,791	948,463
Weighted average exercise price	$10.39	$10.14
Aggregate intrinsic value	$5,066,976	$4,704,376
Weighted average contractual term	5.9	5.9

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2005 were as follows:

	Options Outstanding		Excercisable Options
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share

$3.50 - $5.00	150,449	3.8	150,449	$3.97
$8.00 - $9.50	301,205	5.7	279,064	8.66
$10.00 - $14.00	579,059	6.4	475,540	12.60
$14.50 - $16.00	45,078	7.9	43,410	14.89

Total	1,075,791	5.9	948,463	$10.14

There were no stock options granted during the three-months ended December 31, 2005.  The fair value for stock options granted during the six months ended December 31, 2005, was determined at the date of grant using a Black-Scholes options-pricing model and the following assumptions:

Expected average risk-free interest rate	3.88%
Expected average life (in years)	5.55
Expected volatility	19.45
Expected dividend yield	3.15%

The expected average risk-free rate is based on the U.S. Treasury yield curve on the day of grant.  The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and historical option exercise experience. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.

RRP

Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the “1999 RRP”), the Company acquired 204,384 shares at a cost of $929,000. Pursuant to the terms of the agreement, all 204,384 shares have been awarded to directors and management from the 1999 RRP Trust. As of December 31, 2005, 195,487 granted shares were vested pursuant to the terms of the 1999 Plan. In fiscal 2003, the Company adopted the 2002 Recognition and Retention Plan and Trust Agreement (the “2002 RRP”), and acquired 256,565 shares at a cost of $3.2 million. Pursuant to the terms of the 2002 RRP, 222,468 shares have been awarded to directors and management; however 9,600 shares were forfeited during fiscal year 2005. As of December 31, 2005, 99,294 granted shares were vested pursuant to the terms of the 2002 RRP. At the November 9, 2005 Annual Meeting, shareholders approved the 2005 Recognition and Retention Plan and Trust Agreement (the “2005 RRP”). Under the 2005 RRP, the Trust can purchase 305,000 shares of common stock for future awards of restricted stock to certain officers and directors of the Company.  As of December 31, 2005, there have been no awards granted under the 2005 RRP. Coincident with the approval of the 2005 RRP, the Company terminated its Directors Retirement Plan and the Directors Incentive Compensation Plan, at which time the directors became fully vested in their accrued benefit under the Directors Retirement Plan.

Activity in issued but unvested RRP shares during the six months ended December 31, 2005 was as follows:

		Weighted
		Average
		Grant Date
		Fair
RRP Shares	RRP Shares	Value
Unvested grants beginning of period	97,759	$12.26
Vested	(21,229)	11.97
Granted	—	—
Unvested grants period end	76,530	$12.33

The aggregate intrinsic value of unvested RRP grants at December 31, 2005 is $211,725.

5.             Earnings Per Share

Earnings per share, basic and diluted, were $0.27, $0.27, $0.38 and $0.38, for the three and six months ended December 31, 2005, compared to $0.22, $0.21, $0.42 and $0.40 for the three and six months ended December 31, 2004, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Three Months Ended December 31,
	2005		2004
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$3,877	$3,877	$2,006	$2,006
Dividends on unvested common stock awards	(22)	(22)	(25)	(25)
Net income available to common stockholders	$3,855	$3,855	$1,981	$1,981

Weighted average shares outstanding	14,080,529	14,080,529	8,948,035	8,948,035
Effect of dilutive securities:
Common stock equivalents	—	327,789	—	448,067
Adjusted weighted average shares used in earnings per share computation	14,080,529	14,408,318	8,948,035	9,396,102

Earnings per share	$0.27	$0.27	$0.22	$0.21

	Six Months Ended December 31,
	2005		2004
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$4,803	$4,803	$3,810	$3,810
Dividends on unvested common stock awards	(44)	(44)	(54)	(54)
Net income available to common stockholders	$4,759	$4,759	$3,756	$3,756

Weighted average shares outstanding	12,370,060	12,370,060	8,933,213	8,933,213
Effect of dilutive securities:
Common stock equivalents	—	321,443	—	442,333
Adjusted weighted average shares used in earnings per share computation	12,370,060	12,691,503	8,933,213	9,375,546

Earnings per share	$0.38	$0.38	$0.42	$0.40

6.             Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated:

	As of		As of
	December 31, 2005		June 30, 2005
		Percentage of		Percentage of
(Dollars in thousands)	Amount	Total	Amount	Total
Mortgage loans:
Single-family residential	$263,391	23.26%	$202,942	32.04%
Commercial real estate and multi-family residential	333,202	29.42	174,920	27.61
Construction and land acquisition	189,946	16.77	129,188	20.39
Home equity	187,610	16.57	100,805	15.92
Total mortgage loans	974,149	86.02	607,855	95.96
Consumer loans	71,814	6.34	2,106	0.33
Commercial business loans	86,519	7.64	23,492	3.71
Total loans receivable	1,132,482	100.00%	633,453	100.00%

Undisbursed loan proceeds:
Construction – Residential	(57,557)		(31,530)
Construction – Commercial	(6,170)		(11,000)
Loans, net of undisbursed loan proceeds	1,068,755		590,923

Allowance for loan losses	(14,207)		(6,113)
Deferred net loan origination fees and other discounts	(1,388)		(623)
Loans receivable, net	$1,053,160		$584,187

The following is a summary of the activity in the allowance for loan losses for the six months ended December 31, 2005 and 2004:

(Dollars in thousands)	2005	2004

Balance at the beginning of period	$6,113	$5,220
Plus: Provisions for loan losses	720	531
Less charge-offs for:
Mortgage loans	—	(4)
Consumer loans	(11)	(20)
Commercial business loans	(38)	(37)
Total charge-offs	(49)	(61)
Plus: Recoveries	486	10
Carried over allowance for loan losses from Chester Valley	6,937	—
Balance at the end of the period	$14,207	$5,700

7.             Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at December 31, 2005 and June 30, 2005 are as follows:

	December 31, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
		(Dollars in thousands)
Held to maturity:
Mortgage-backed securities
FNMA	$19,802	$—	$(344)	$19,458
FHLMC	15,804	—	(487)	15,317
CMOs	78,999	—	(992)	78,007
Total held to maturity	$114,605	$—	$(1,823)	$112,782

Available for sale:
US government agency securities	$25,369	$—	$(194)	$25,175
Municipal bonds	9,857	124	(26)	9,955
Mortgage-backed securities
FNMA	58,038	15	(1,415)	56,638
FHLMC	52,463	13	(1,380)	51,096
CMOs	19,174	9	(152)	19,031
GNMA	5,071	7	(22)	5,056
Corporate debt securities	14,417	3	(63)	14,357
Equity securities	11,865	47	(339)	11,573
Total available for sale	$196,254	$218	$(3,591)	$192,881
FHLB Stock	16,997	—	—	16,997
Total securities	$327,856	$218	$(5,414)	$322,660

	June 30, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
		(Dollars in thousands)
Held to maturity:
Municipal bonds	$19,801	$429	$—	$20,230
US government agency securities	15,000	—	(182)	14,818
Mortgage-backed securities
FNMA	21,887	47	(23)	21,911
FHLMC	17,314	—	(220)	17,094
CMOs	90,449	451	(44)	90,856
Total held to maturity	$164,451	$927	$(469)	$164,909

Available for sale:
US government agency securities	$45,484	$—	$(617)	$44,867
Interest earning time deposits	98	—	—	98
Mortgage-backed securities
FNMA	46,272	9	(635)	45,646
FHLMC	45,293	—	(685)	44,608
CMOs	3,786	10	—	3,796
Equity securities	9,733	—	(231)	9,502
Total available for sale	$150,666	$19	$(2,168)	$148,517
FHLB Stock	14,256	—	—	14,256
Total securities	$329,373	$946	$(2,637)	$327,682

Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-

than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment.  Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the statement of operations. Management does not believe any of the above individual unrealized losses as of December 31, 2005 are other-than-temporary impairments as the declines in fair value are a direct result of movements in interest rates. Additionally, the Company has both the ability and intent to hold such securities until such time as the value recovers or the security matures. Coincident with the effective date of the merger, the Company sold approximately $35 million in securities held to maturity at a gain of approximately $181 thousand in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This sale was permitted in accordance with SFAS No. 115 to enable the Company to maintain its interest rate sensitivity immediately prior to the Merger.

8.             Junior Subordinated Debentures

Effective with the acquisition of Chester Valley, the Company assumed the liability for $10.5 million of Junior Subordinated Debentures to the Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity as a result of the acquisition of Chester Valley. The Trust issued $10.0 million of Trust Preferred Securities to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company.  The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the OTS. The Trust Preferred Securities are callable by the Company on or after March 26, 2007, or at any time in the event the deduction of related interest expense for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2032.

Subsequent to December 31, 2005, the Company received a commitment for the funding of $25 million in additional Junior Subordinated Debentures. The Junior Subordinated Debentures will be treated as debt of the Company but will qualify as Tier I capital of the Bank to the extent of the amount of the proceeds which are invested in the Bank. The commitment is subject to certain due diligence items and will expire on March 31, 2006.

9.             Recent Accounting Pronouncements

FSP- FASB 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and provides guidance on measuring an impairment loss. The FSP requires certain disclosures about unrealized losses not recognized as other-than-temporary impairments. The guidance in the FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  The FSP is effective for reporting periods beginning after December 15, 2005.

Statement of Position 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the AICPA’s Accounting Standards Executive Committee (AcSEC) issued SOP 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the Practice Bulletin 6 on Amortization of Discounts on Certain Acquired Loans. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The Company applied the provisions of SOP 03-3 to the Merger with Chester Valley resulting in an approximate $436 thousand reduction in the allowance for loan losses acquired from Chester Valley to record the estimated fair value of certain loans classified as doubtful in the acquired Chester Valley loan portfolio.

FSP FAS 123(R)-2 Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)

In October 2005, the FASB issued FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).  The FSP discusses the application of grant date of a share-based payment award as defined in FASB Statement No. 123(R).  One of the criteria established by Statement 123(R) for determining the grant date is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment award. According to the FSP, a mutual understanding shall be presumed to exist if (a) the award is a unilateral grant; and (b) the key terms and conditions of the award are expected to be communicated to the employee within a relatively short period of time from the date of approval.  The FSP is effective upon adoption of FASB Statement No. 123(R) for reporting periods after October 18, 2005.  The Company has adopted the FSP and has applied its provisions to all grants that occurred during the period ended December 31, 2005.

FSP FAS 123(R)-3 Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  This FSP provides a transition election related to accounting for the tax effects of share-based payment awards to employees.  An entity must follow either the transition guidance for the additional paid-in capital pool in Statement No. 123(R) or the alternative transition method described in the FSP.  This FSP is effective after November 10, 2005, but allows an entity to take up to one year from the later of its initial adoption of Statement No. 123(R) or November 10, 2005 to evaluate its transition alternatives and make a one-time election.  The Company has elected to implement the alternative transition method in accordance with the FSP.

FSP FAS 123(R)-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event

In February 2006, the FASB issued FSP FAS 123(R)-4, which addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event.  FSP FAS 123(R)-4 amends SFAS No. 123R, which requires options or similar instruments to be classified as liabilities if the employee can be required under any circumstances to settle the option or similar instrument by transferring cash or other assets.  According to FSP FAS 123(R)-4, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control should not be reclassified as a liability until it becomes probable that the event will occur.  This FSP is effective for reporting periods beginning after February 3, 2006, with early application permitted.  As of December 31, 2005, the Company has accounted for all options in accordance with FSP FAS 123(R)-4.

FSP SOP 94-6-1 Terms of Loan Products That May Give Rise to a Concentration of Credit Risk

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.”  The FSP addresses the concentration of credit risk arising from certain loan products whose contractual features may increase an entity’s exposure to risk of non-payment or realization.  An entity must determine whether its loan products have terms that give rise to a concentration of credit risk, as defined in FASB Statement No. 107, and assess the adequacy of disclosures and accounting treatment for all lending products.  The FSP is effective for reporting periods ending after December 19, 2005.  The Company has reviewed its loan portfolio in accordance with FSP SOP 94-6-1 and has determined that no concentration of credit risk exists as of December 31, 2005.

10.          Dividends

On July 26, 2005, the Company declared a cash dividend on its common stock of $0.12 per share, paid on August 19, 2005 to owners of record on August 5, 2005.  Additionally, on October 25, 2005, the Company’s Board of Directors declared a $0.12 per share cash dividend payable November 22, 2005 to shareholders of record on November 8, 2005. A third cash dividend was declared by the Company’s Board of Directors on January 28, 2006 in the amount of $0.12 per share payable on February 17, 2006 to shareholders of record on February 3, 2006.

11.          Guarantees

In the normal course of business, the Company sells loans in the secondary market.  As is customary in such sales, the Company provides indemnification to the buyer under certain circumstances.  This indemnification may include the obligation to repurchase loans by the Company, under certain circumstances.  In most cases repurchases and losses are rare, and no provision is made for losses at the time of sale.  When repurchases and losses are probable and reasonably estimable, a provision is made in the financial statements for such estimated losses.

On May 12, 2003, the Company entered into a sales and servicing master agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”).  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to

a maximum of $605,000.   The Company has sold $16.6 million in loans under this agreement and had a maximum credit risk exposure of $461,000 at December 31, 2005.  The fair value of these guarantees was determined to be $0 at December 31, 2005.

12.          Accounting for Derivative Instruments and Hedging

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management.  In accordance with SFAS No. 133, Accounting for Derivative Instruments, the Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in the statement of operations within interest income or interest expense. For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the statement of operations as the hedged item. In addition, the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the statement of operations.

As part of the acquisition of Chester Valley, the Company assumed the responsibility for a $20 million notional interest rate swap whereby the Company pays a variable rate and receives a fixed rate. The interest rate swap had been used to hedge certain Federal Home Loan Bank borrowings of the former Chester Valley. On the date of the Merger, the interest rate swap and the hedged borrowings were marked to fair value in purchase accounting. In September 2005, the hedged borrowings were repaid and $10 million notional amount of the interest rate swap was unwound with the counter-party. After performing the appropriate documentation of the derivative instrument, the Company designated the remaining $10 million notional amount interest rate swap as a fair value hedge of certain existing borrowings of Willow Grove Bank. The swap had the effect of converting a fixed rate borrowing to an adjustable rate borrowing. During the quarter ended December 31, 2005, the derivative instrument ceased to be a highly effective hedge and, therefore, the Company discontinued hedge accounting resulting in a pre-tax charge to the statement of operations of $47 thousand. The interest rate swap was unwound subsequent to December 31, 2005 without resulting in any additional impact to the statement of operations. The basis adjustment that was previously recorded on the hedged borrowing that is recorded in the statement of financial condition is amortized as a reduction in interest expense over the remaining life of the borrowing using the interest method.

Additionally, in August 2003, Chester Valley had purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap (“Interest Rate Corridor”) which expires in August 2008.  The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. The Company performed the appropriate analysis and documentation at inception and designated the interest rate corridor to hedge certain borrowings of Willow Grove Bank, which were variable in nature and indexed to Three Month LIBOR. The Interest Rate Corridor is being used to hedge the cash flows of this borrowing. The Interest Rate Corridor could potentially reduce the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor has two components: the intrinsic value and the time value of the option. The Interest Rate Corridor is marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income and change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined.  The fair value of the Interest Rate Corridor at December 31, 2005 was $827,127.

13.          Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, thte Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At December 31, 2005, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

			Required for Capital		Required to Be Well Capitalized under Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Tangible capital	$94,469	6.4%	$22,240	1.5%	$29,653	2.0%
(to tangible assets)
Core capital	94,469	6.4%	59,306	4.0%	74,132	5.0%
(to adjusted tangible assets)
Tier I capital	94,469	10.0%	N/A	N/A	55,967	6.0%
(to risk-weighted assets)
Risk-based capital	105,845	11.2%	74,623	8.0%	93,279	10.0%
(to risk-weighted assets)

As of June 30, 2005
Tangible capital	$94,375	9.9%	$14,296	1.5%	$19,061	2.0%
(to tangible assets)
Core capital	94,375	9.9%	38,140	4.0%	47,675	5.0%
(to adjusted tangible assets)
Tier I capital	94,375	16.6%	N/A	N/A	34,091	6.0%
(to risk-weighted assets)
Risk-based capital	100,488	17.7%	45,455	8.0%	56,819	10.0%
(to risk-weighted assets)

In its letter approving the merger of Willow Grove Bank and First Financial Bank, the Office of Thrift Supervision (“OTS”), as one of the conditions for approval, indicated that, for the period ending December 31, 2005, Willow Grove Bank must have tier one core capital and total risk-based capital equal to 6.50% and 11.97%. Management informed the OTS in November that the Bank would likely not meet that requirement and, in fact, did not as indicated above. Based upon the verbal discussions with staff of the OTS, management does not believe there will be any regulatory actions imposed on the Bank as a result of not meeting that requirement, since the Bank is classified as well-capitalized under the prompt corrective action provisions of OTS regulations. The Bank is in the process of formally requesting a waiver of such condition in the approval letter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or as to Willow Grove Bancorp, Inc., management’s intentions, plans, beliefs, expectations or opinions.  Forward looking statements may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should,” “could,” “may,” “likely,” “probably,” or “possibly”.  These statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions. Such statements are subject to certain risks and uncertaintities, many of which are difficult to predict and generally beyond the control of Willow Grove Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward looking information and statements. Uncertainties regarding the integration of Chester Valley’s operations and the anticipated cost savings, among other things, could cause actual results to differ materially from the anticipated results expressed in the forward-looking statements. Other factors that may affect the Company’s future operations are discussed in documents filed by Willow Grove Bancorp, Inc. with the Securities and Exchange Commission (“SEC”) from time to time, including the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005. Additional factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions and the interest rate yield curve, legislative and regulatory changes, demand for loan products, changes in deposit flows, competition, changes in the quality or composition of the Company’s loan and investment portfolios, among other things.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  We do not intend to update these forward-looking statements. Copies of the above referenced documents may be obtained from Willow Grove Bancorp, Inc. upon request without charge (except for Exhibits thereto) or can be accessed at the website maintained by the SEC at http://www.sec.gov.

Results of Operations

General.   Net income for the three-month period ended December 31, 2005 was $3.9 million or $0.27 diluted earnings per share as compared to net income of $2.0 million or $0.21 diluted earnings per share for the comparable quarter in the prior year. For the six-month period ended December 31, 2005, net income was $4.8 million or $0.38 diluted earnings per share as compared to $3.8 million or $0.40 diluted earnings per share for the comparable period in the prior year. The Company’s net interest margin on a tax-equivalent basis increased 51 basis points to 3.80% for the three months ended December 31, 2005 from 3.29% for the three months ended December 31, 2004. The net interest margin on a tax-equivalent basis increased 35 basis points to 3.64% for the six months ended December 31, 2005 from 3.29% for the six months ended December 31, 2004.

Net Interest Income.  Net interest income is determined primarily from the average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-costing liabilities) as well as the relative amounts of average interest-earning assets compared to interest costing liabilities.

Net interest income for the three-month and six-month periods ended December 31, 2005 was $13.6 million and $22.9 million, respectively. This compares to $7.9 million and $15.3 million for the respective prior year three-month and six-month periods, an increase of $5.8 million or 73.2% and $7.6 million or 49.7%, respectively. Net interest income increased primarily as a result of increased average balances of the loan portfolio combined with an increase in net interest rate spread.  For the three-month and six-month periods, the Company’s net interest rate spread on a tax equivalent basis increased 82 basis points and 59 basis points to 3.72% and 3.50%, respectively.  The improvement in the net interest rate spread resulted primarily from an increase in the yield earned on loans of 44 basis points and 35 basis points, respectively, for the three-month and six-month periods ended December 31, 2005 as compared to the same periods ended December 31, 2004. The cost of the Company’s interest-bearing liabilities remained relatively stable for the three-month and six-month periods ended December 31, 2005 as compared to the same periods ended December 31, 2004. The cost of interest-bearing liabilities was 2.29% and 2.36%, respectively, for the three-month and six-month periods ended December 31, 2005 as compared to 2.32% and 2.26%, respectively, for the three-month and six-month periods ended December 31, 2004. The Company’s acquisition of Chester Valley Bancorp resulted in the Company’s balance sheet becoming asset sensitive with higher yielding adjustable rate commercial and consumer loans. Additionally, the Federal Reserve has continued to increase short-term rates resulting in an increase in the average rate of these adjustable rate loans.  This increase has been partially offset by a corresponding increase in rates on FHLB Advances.

Average interest-earning assets increased $454.3 million or 47.3% and $327.3 million or 35.1%, respectively, for the three-month and six-month periods ended December 31, 2005 compared to the prior year comparable periods.  Average interest-bearing liabilities for the three-month and six-month periods ended December 31, 2005 increased $586.9 million or 73.7% and $437.0 million or 56.9%, respectively, over the comparable prior year period.

The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month and six-month periods ended December 31, 2005 and 2004.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 35.0% and 31.0% effective rate has been used for the three-month and six-month periods ended December 31, 2005 and 2004, respectively.  The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	Three Months Ended December 31,
	2005			2004
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Total loans	$1,064,890	$17,575	6.46%	$560,006	$8,476	6.02%
Securities and other investments	350,565	4,158	4.64%	401,145	4,139	4.13%
Total interest-earning assets	1,415,456	$21,733	6.01%	961,151	$12,615	5.22%
Non-interest earning assets	184,362			23,419
Total Assets	$1,599,818			$984,570

Liabilities and Stockholders’ Equity
Total deposits	$1,002,170	$4,424	1.73%	$542,529	$2,493	1.82%
Borrowings	370,431	3,547	3.80%	253,222	2,152	3.39%
Total interest-bearing liabilities	1,382,601	7,971	2.29%	795,751	4,645	2.32%
Non-interest-bearing liabilities	17,305			82,498
Stockholders’ equity	199,911			106,321
Total liabilities and stockholders’ equity	$1,599,818			$984,570
Net interest income/interest rate spread		$13,762	3.72%		$7,970	2.90%
Net interest-earning assets/net interest margin	$32,854		3.80%	$165,400		3.29%
Ratio of average interest-earning assets to interest-bearing liabilities			102%			121%

	Six Months Ended December 31,
	2005			2004
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Total loans	$906,045	$29,376	6.34%	$551,874	$16,615	5.99%
Securities and other investments	352,891	8,355	4.63%	379,786	7,602	4.00%
Total interest-earning assets	1,258,936	$37,731	5.86%	931,660	$24,217	5.17%
Non-interest earning assets	132,348			23,789
Total Assets	$1,391,304			$955,449

Liabilities and Stockholders’ Equity
Total deposits	$874,126	$7,739	1.76%	$529,930	$4,670	1.75%
Borrowings	331,040	6,588	3.95%	238,239	4,095	3.44%
Total interest-bearing liabilities	1,205,166	14,326	2.36%	768,169	8,765	2.26%
Non-interest-bearing liabilities	16,673			81,008
Stockholders’ equity	169,465			106,272
Total liabilities and stockholders’ equity	$1,391,284			$955,449
Net interest income/interest rate spread		$23,404	3.50%		$15,452	2.91%
Net interest-earning assets/net interest Margin	$53,771		3.64%	$163,491		3.29%
Ratio of average interest-earning assets to interest-bearing liabilities			104%			121%

Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.  The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	Three Months Ended December 31,
	2005			2004
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
			(Dollars in thousands)
Loans	$17,495	$80	$17,575	$8,476	$—	$8,476
Investments	4,110	48	4,158	4,041	98	4,139
Total	$21,605	$128	$21,733	$12,517	$98	$12,615

	Six Months Ended December 31,
	2005			2004
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
			(Dollars in thousands)
Loans	$29,244	$132	$29,376	$16,615	$—	$16,615
Investments	7,933	422	8,355	7,413	189	7,602
Total	$37,177	$554	$37,731	$24,028	$189	$24,217

Interest Income.   Interest income on loans increased $9.0 million and $12.6 million, or 106.4% and 76.0%, respectively, for the three-month and six-month periods ended December 31, 2005 compared to the three-month and six-month periods ended December 31, 2004. This resulted from both an increase in average loan balances of $504.9 million and $354.2 million, or 90.2% and 64.2%, respectively. Additionally, the average yields earned on loans for the three-month and six-month periods ended December 31, 2005 increased 44 basis points and 35 basis points to 6.46% and 6.34%, respectively.  The increase in the average yield of the loan portfolio was largely the result of a change in the mix of the loan portfolio from less reliance on single-family residential mortgage loans along with the interest sensitive assets acquired from Chester Valley at a time in which the Federal Reserve has aggressively raised short-term interest rates.  Interest income on securities increased $68 thousand and $520 thousand or 1.7% and 7.0%, respectively, for the three-month and six-month periods ended December 31, 2005 compared to the three-month and six-month periods ended December 31, 2004.  Increases in the average tax-equivalent yields earned on securities were 51 basis points and 63 basis points for the three-month and six-month periods ended December 31, 2005 as compared to the same periods ended December 31, 2004. The increased yields offset declines in average investment securities of $50.6 million and $26.9 million, or 12.6% and 7.1%, respectively, for the three-month and six-month periods ended December 31, 2005 compared to the same periods ended on December 31, 2004. With its acquisition of Chester Valley, the Company intends to place less reliance on investment securities and larger emphasis on the growth of the loan portfolio.

Interest Expense.   Interest expense on deposit accounts increased $1.9 million and $3.1 million, or 77.5% and 65.7%, respectively for the three-month and six-month periods ended December 31, 2005 compared to the similar prior year periods.  The increase resulted primarily from an increase in average deposits of $459.6 million and $344.2 million or 84.7% and 65.0%, respectively. The average cost of deposits declined by 9 basis points for the three-month period ended December 31, 2005 compared to December 31, 2004; while costs were relatively stable for the six-month period ended December 31, 2005 compared to the same period ended December 31, 2004. During the three-month and six-month periods ended December 31, 2005, interest expense on borrowings increased by $1.4 million and $2.5 million, respectively, over the comparable periods ended December 31, 2004. The increases resulted primarily from a 41 basis point and 51 basis point increase in the average costs of borrowings due principally to the fact that the Company maintained a large balance in short-term borrowings which re-priced upward as a result of the aforementioned increase in short-term interest rates, partially offset by an increase in FHLB Advance rates. Also contributing to the increase in interest expense on borrowings was an increase in the average balance of borrowings of $117.2 million and $92.8 million for the three-month and six-month periods ended December 31, 2005, respectively, compared to the same periods ended December 31, 2004.

Provision for Loan Losses.   The Company’s provision for loan losses decreased $153 thousand for the three months ended December 31, 2005 compared to the corresponding prior fiscal period. For the six-months ended December 31, 2005 compared to the six-month period ended December 31, 2004, the provision for loan losses increased by $189 thousand.  The increase in the provision for loan losses for the six-month period ended December 31, 2005 compared to the same period ended December 31, 2004 was primarily related to a change in the loan portfolio mix, an increase in allocated reserves relating to two commercial real estate loans being delinquent at December 31, 2005 as well other qualitative factors considered by management.  During the quarter ended December 31, 2005, the Company received an approximate $420 thousand recovery on a previously charged-off commercial loan, which reduced the amount of the provision required in that quarter. Management believes, to the best of its knowledge, that the allowance for loan losses was adequate at December 31, 2005 and represents at such date all known and inherent losses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

Non-Interest Income.  Non-interest income increased $1.5 million and $1.1 million, or 168.9% and 64.8%, respectively, for the three-month and six-month periods ended December 31, 2005 as compared to the comparable periods ended December 31, 2004. The increases were due primarily to increased investment services income of $681 thousand (three-month period) and $1.0 million (six-month period) and increased service charges and fees of $735 thousand (three-month period) and $1.1 million (six-month period).  These increases resulted principally from the acquisition of Chester Valley Bancorp.  During the quarter ended September 30, 2005, the Company realized approximately $1.0 million in losses on the sale of investment securities.  These securities were sold to enable the Company to maintain its interest rate sensitivity immediately prior to the Merger.

Non-Interest Expense.   Non-interest expense increased $4.3 million and $6.8 million, or 80.1% and 63.5%, respectively, for the three-month and six-month periods ended December 31, 2005.  Included in non-interest expense in the six months ended December 31, 2005 are acquisition related charges of $550 thousand ($250 thousand for the three months ended December 31, 2005) in compensation charges related to employment contract and severance charges, and $275 thousand ($150 thousand in the three months ended December 31, 2005) in Merger related customer communication costs. Additionally, the Company’s professional fees include $650 thousand ($200 thousand for the three-months ended December 31, 2005) in Merger related costs including increased legal fees associated with increased volume of SEC filings and integration of the combined companies benefit plans as well as consultant costs associated with the integration of the combined operations as well as integrating the combined compliance processes for Sarbanes-Oxley. As a result of the acquisition of Chester Valley, amortization of core deposit intangibles increased by $573 thousand and $737 thousand, respectively, for the three-month and six-month periods ended December 31, 2005 as compared to the same periods ended December 31, 2004. The increased compensation costs for the three-month and six-month periods ended December 31, 2005 compared to the prior year are due principally to the salaries for additional personnel resulting from the Chester Valley acquisition.

Income Tax Expense.  The provision for income taxes for the three-month and six-month periods ended December 31, 2005 was $2.1 million and $2.4 million, respectively.  This compares to a provision of $948 thousand and $1.8 million for the similar prior year periods.   The effective tax rate for the six-month period ended December 31, 2005 was 33.4% compared to 31.8% for the six-month period ended December 31, 2004. The increase in the tax rate was primarily due to an increase in the statutory federal tax rate of the Company from 34% to 35%, as well as tax-exempt securities which were liquidated during the six months ended December 31, 2005.

Changes in Financial Condition

General.  Total assets of the Company increased by $618.7 million, or 64.5%, to $1.6 billion at December 31, 2005 compared to $959.3 million at June 30, 2005.  The increase resulted primarily from the acquisition of Chester Valley Bancorp effective after the close of business on August 31, 2005. The acquisition of Chester Valley increased total assets by approximately $654 million. Cash and cash equivalents increased by approximately $14.4 million.  Securities available for sale and held to maturity decreased a combined $5.5 million due to principal repayments, sales of approximately $83.9 million in securities to fund the cash portion of the Merger as well as to partially fund growth in the loan portfolio. Additionally, coincident with the effective date of the Merger, the Company sold approximately $35 million in securities held to maturity in accordance with the provisions of Statement of Financial “Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities”. Net loans receivable increased $469.0 million due principally to the merger and to a lesser extent, the origination of loans held in portfolio. Goodwill and other intangibles increased $105.8 million as a result of the Merger. Additionally, property and equipment, net and Bank owned life insurance increased $14.8 million and $5.8 million, respectively, primarily as a result of the Merger. Other assets increased approximately $7.8 million due primarily to deferred tax assets and tax refunds receivable acquired in the combination.

Total liabilities amounted to $1.4 billion at December 31, 2005, an increase of $524.6 million, or 61.6% from June 30, 2005.  Deposits increased $404.9 million, or 67.2% to $1.0 billion.  Borrowings increased $113.3 million, or 47.2% from June 30, 2005.  Total stockholders’ equity increased $94.1 million to $201.2 million at December 31, 2005.  The change in stockholders’ equity was primarily the result of stock issued as part of the Merger, the conversion of certain Chester Valley stock options to options of the Company and net income of $4.8 million, which were partially offset by the payment of $2.9 million in cash dividends.

Cash and Cash Equivalents.  Cash and cash equivalents amounted to $35.0 million and $20.6 million at December 31, 2005 and June 30, 2005, respectively.  Cash and cash equivalents increased during the period due to increased reserve and liquidity requirements resulting from the Merger.

Assets Available or Held for Sale.  At December 31, 2005, securities classified as available for sale and loans classified as held for sale amounted to $192.9 million and $3.6 million, respectively.  This compares to $148.5 million in available for sale securities and $1.8 million in held for sale loans at June 30, 2005.  The increase of $46.2 million, or 30.7%, in available for sale securities related to the Chester Valley acquisition as all securities received in the acquisition were classified as available for sale in order to provide management with the flexibility to effectively manage both liquidity and interest rate risk. Since the acquisition, the Company has not purchased any additional available for sale or held to maturity securities as sales proceeds and repayments within the investment security portfolios are being reinvested in loans receivable. Investment securities available for sale, as a percentage of total assets, have been reduced to 12.2% at December 31, 2005 as compared to 15.5% at June 30, 2005.

Investment Securities Held to Maturity.  At December 31, 2005, securities classified as held to maturity totaled $114.6 million as compared to $164.5 million at June 30, 2005. The approximate $49.8 million decline is the result of the above noted $35 million in sales as well as principal repayments within the portfolio. The proceeds were utilized to fund loan growth and deposit outflows as well as repay borrowings of the Company. Investment securities held to maturity, as a percentage of total assets, has been reduced to 7.3% at December 31, 2005 as compared to 17.1% at June 30, 2005. The Company intends to focus its future interest-earning asset growth on its loan portfolio and utilize the investment security primarily as a tool in managing its’ liquidity as well as assisting in its asset/liability management and interest rate sensitivity.

Loans.  The net loan portfolio of the Company increased $469.0 million, or 80.3% from $584.2 million at June 30, 2005 to $1.1 billion at December 31, 2005.  The increase in the Company’s net loan portfolio was primarily a result of the combination with Chester Valley and to a lesser extent, the origination of portfolio loans.  The Chester Valley acquisition has effectively diversified the loan portfolio with a higher concentration in commercial business and consumer loans with less reliance on longer duration single-family residential loans.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	December 31, 2005	June 30, 2005
Accruing loans past due 90 days or more:
Single-family residential	$—	$109
Total	—	109
Non-accrual loans:
Mortgage loans
Single-family residential	710	146
Commercial real estate and multi-family residential	2,267	315
Construction	—	—
Home Equity	277	99
Consumer loans	7	—
Commercial business loans	2,310	106
Total	5,571	666

Performing troubled debt restructurings	49	1,912
Total non-performing loans	5,620	2,687
Other real estate owned, net	284	439
Total non-performing assets	$5,904	$3,126
Non-performing loans to total loans	0.53%	0.46%
Non-performing assets to total assets	0.37%	0.33%

Total non-performing assets increased $2.8 million, or 88.9%, to $5.9 million at December 31, 2005 compared to $3.1 million June 30, 2005.  The increase was primarily related to assets acquired from Chester Valley. Despite the dollar increase, non-performing loans to total loans and non-performing loans to total assets remain low at 0.52% and 0.37%, respectively from 0.46% and 0.33%, respectively. Largely as a result of the allowance from loan losses carried over from Chester Valley, the allowance to gross loans increased to 1.33% at December 31, 2005 from 1.03% at June 30, 2005.  This increase was due to a higher concentration of commercial loans in the Chester Valley portfolio than for Willow Grove.

Intangible Assets. The amount of our intangible assets totaled $105.9 million at December 31, 2005 compared to $881 thousand at June 30, 2005.  The increase resulted solely from the acquisition of Chester Valley, which was accounted for using the purchase method of accounting.

Deposits.  The Company’s total deposits increased by $404.9 million, or 67.2%, to $1.0 billion at December 31, 2005.  The increase resulted primarily from the acquisition of Chester Valley. During the three-month period ended December 31, 2005, the Company has experienced a net outflow of deposits of approximately $23.1 million, primarily in higher balance money market deposit accounts and demand deposit accounts. With the rise in short-term rates, many of the Company’s competitors have chosen to significantly increase rates at a time in which the Company has been reluctant to do so as loan growth has been funded with proceeds from investment security sales and repayments. Additionally, the Company has a number of municipal customers whose deposit balances traditionally fall in the December calendar quarter and subsequently increase their balances in the first two calendar quarters as tax receipts are collected.

Federal Home Loan Bank Advances and other borrowings. Advances from the FHLB of Pittsburgh are an additional source of funds used to supplement the funding of loan demand as well as for liquidity and other asset/liability management purposes.  At December 31, 2005, the total amount of these borrowings outstanding was $312.1 million, which is a $74.7 million or 31.5% increase from the $237.4 million outstanding at June 30, 2005.  The increase in FHLB advances is directly attributable to borrowings assumed in the Chester Valley acquisition. During the three-month period ended December 31, 2005, the Company reduced these borrowings by $13.8 million.  The $28.0 million and $10.5 million increases in customer repurchase agreements and trust preferred securities were direct results of the Chester Valley acquisition, as these borrowings were not utilized by the Company in the past. During the three-month period ended December 31, 2005, customer repurchase agreements, which are similar to a collateralized deposit account for business customers, increased approximately $3.6 million which provided funds to repay higher costing FHLB Advances.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $201.2 million at December 31, 2005 compared to $107.0 million at June 30, 2005, an increase of $94.1 million.  The increase is primarily due to the acquisition of Chester Valley, which is detailed above.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  At December 31, 2005, the total approved investment and loan origination commitments outstanding amounted to $11.0 million, including $4.7 million of letters of credit.  Certificates of deposit scheduled to mature in one year or less at December 31, 2005 totaled $224.7 million.  Based on historical experience, management believes, over the longer term, that a significant portion of maturing certificates of deposit will remain with the Company.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $889.5 million as of December 31, 2005, based on qualifying collateral.   The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

At December 31, 2005, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

			Required for Capital		Required to Be Well Capitalized under Prompt Corrective
	Actual Capital		Adequacy Purposes		Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005
Tangible capital	$94,469	6.4%	$22,240	1.5%	$29,653	2.0%
(to tangible assets)
Core capital	94,469	6.4%	59,306	4.0%	74,132	5.0%
(to adjusted tangible assets)
Tier I capital	94,469	10.0%	N/A	N/A	55,967	6.0%
(to risk-weighted assets)
Risk-based capital	105,845	11.2%	74,623	8.0%	93,279	10.0%
(to risk-weighted assets)

As of June 30, 2005
Tangible capital	$94,375	9.9%	$14,296	1.5%	$19,061	2.0%
(to tangible assets)
Core capital	94,375	9.9%	38,140	4.0%	47,675	5.0%
(to adjusted tangible assets)
Tier I capital	94,375	16.6%	N/A	N/A	34,091	6.0%
(to risk-weighted assets)
Risk-based capital	100,488	17.7%	45,455	8.0%	56,819	10.0%
(to risk-weighted assets)

In its letter approving the merger of Willow Grove Bank and First Financial Bank, the Office of Thrift Supervision (“OTS”), as one of the conditions for approval, indicated that, for the period ending December 31, 2005, Willow Grove Bank must have tier one core capital and total risk-based capital equal to 6.50% and 11.97%. Management informed the OTS in November that the Bank would likely not meet that requirement and, in fact, did not as indicated above. Based upon the verbal discussions with staff of the OTS, management does not believe there will be any regulatory actions imposed on the Bank as a result of not meeting that requirement, since the Bank is classified as well-capitalized under the prompt corrective action provisions of OTS regulations. The Bank is in the process of formally requesting a waiver of such condition in the approval letter.

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

Part II.  OTHER INFORMATION

Item l.	Legal Proceedings

Not applicable.

Item 1a.	Risk Factors

No disclosure is required herein.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchasing activity of the stock repurchase program during the second quarter of fiscal 2006:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Month #110/01/05 - 10/31/05	—	$—	—	475,497
Month #211/01/05 - 11/30/05	—	—	—	475,497
Month #312/01/05 - 12/31/05	—	—	—	475,497
Total	—	$—	—	475,497

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

Item 4.                    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on November 9, 2005. Presented below is information regarding the results of the matters voted upon at the Annual Meeting.

a.)            Results of Election of Certain Directors:

	FOR	WITHHOLD
Madeleine Wing-Adler	11,939,091	842,353
William W. Langan	12,021,183	760,261
Robert J. McCormack	12,123,620	657,824
A. Brent O’Brien	11,984,410	797,034
Samuel H. Ramsey III	11,874,757	906,687
William M. Wright	12,179,688	601,756

b.)           Approval of the 2005 Recognition and Retention Plan and Trust Agreement:

FOR	6,572,300
AGAINST	2,250,249
ABSTAIN	119,074
NON-VOTE	3,839,821

c.)            Ratification of KPMG, LLP as the Company’s Independent Public Accountanting Firm for fiscal 2006:

FOR	12,510,874
AGAINST	249,359
ABSTAIN	21,211

Item 5.                    Other Information

a.  Not applicable.

b.  Not applicable.

Item 6.                    Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Willow Grove Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Willow Grove Bancorp, Inc. (through August 31, 2005)(2)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc.(1)
10.1	Employment Agreement, dated July 15, 2005, by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Donna M. Coughey (2)
10.2	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr. (3)
10.3	Employment Agreement, dated July 15, 2005, by among Willow Grove Bancorp, Inc., Willow Grove Bank and Joseph T. Crowley (2)
10.4	Employment Agreement, dated November 25, 2002, between First Financial Bank and Michael J. Sexton (4)
10.5	Form of Employment Agreement entered into between Willow Grove Bank and each of Christopher E. Bell, John T. Powers, Jerome P. Arrison and Ammon J. Baus (5)
10.6	Form of Employment Agreement entered into between Willow Grove Bank and each of G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (6)
10.7	Form of Change in Control Severance Agreement between Willow Grove Bank and each of Christopher M. Breslin, William Byrne, Margaret H. Leimkuhler and Thomas A. Varley (6)
10.8	Supplemental Executive Retirement Agreement (7)
10.10	1999 Stock Option Plan (8)
10.11	1999 Recognition and Retention Plan and Trust Agreement (9)
10.12	2002 Stock Option Plan (10)
10.14	2002 Recognition and Retention Plan and Trust Agreement (10)
10.15	Deferred Compensation Plan (11)
10.16	Chester Valley Bancorp Inc. 1993 Stock Option Plan, as amended (12)
10.17	Chester Valley Bancorp Inc. 1997 Stock Option Plan, as amended (13)
10.18	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (6)
10.19	First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto (14)
10.20	First Financial Bank 2005 Executive Deferred Compensation Plan, and amendments thereto (14)
10.21	First Financial Bank Board of Directors Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto (14)
10.22	First Financial Bank 2005 Board of Directors Deferred Compensation Plan, and amendments thereto (14)
10.24	Change in Control Severance Agreement Between Willow Grove Bank and Allen L. Wagner (16).

10.25	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Neil Kalani (17)

10.26	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Patrick Killeen (17)

10.27	Amendment No. 1, dated January 18, 2006, to the Employment Agreement between Willow Grove Bank and Christopher E. Bell (17)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certifications

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

(6)           Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 13, 2005 (SEC File No. 0-49706).

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

(9)           Incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed by the Mid-Tier on June 23, 1999 (SEC File No. 000-25191).

(10)         Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(11)         Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 12, 2004 (SEC File No. 000-49706).

(12)         Incorporated by reference from Chester Valley’s Registration Statement on Form S-4/A (Commission File No. 333-50077) filed with the Commission on April 28, 1998.

(13)         Incorporated by reference from Chester Valley’s Registration Statement on Form S-8 filed with the Commission on January 19, 2001 (File No. 333-54020).

(14)         Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of October 25, 2005 and filed with the SEC on October 31, 2005 (SEC File No. 0-49706).

(16)         Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of January 5, 2006, and filed with the SEC on January 11, 2006 (SEC File No. 000-49706).

(17)         Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of January 18, 2006, and filed with the SEC on January 20, 2006 (SEC File No. 000-49706).

SIGNATURES

Pursuant to with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOW GROVE BANCORP, INC.

Date: February 9, 2006	By:	/s/ Donna M. Coughey
Donna M. Coughey
President and Chief Executive Officer

Date: February 9, 2006	By:	/s/ Joseph T. Crowley
Joseph T. Crowley
Chief Financial Officer