Form 10-Q
period 2006-03-31
WILLOW GROVE BANCORP INC/NEW
filed 2006-05-09
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The Registrant had 14,891,842 shares of common stock issued and outstanding as of May 3, 2006.

WILLOW GROVE BANCORP, INC.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Unaudited)

	March 31,	June 30,
	2006	2005
Assets
Cash in banks	$19,808	$6,189
Interest-bearing deposits	13,650	14,420
Total cash and cash equivalents	33,458	20,609
Investment securities – trading	885	53
Federal Home Loan Bank Stock	19,507	14,256
Investment securities available for sale (amortized cost of $210,603 and $150,666, respectively)	205,317	148,517
Investment securities held to maturity (fair value of $106,814 and $164,909, respectively)	110,268	164,451
Loans held for sale	3,035	1,795
Loans receivable	1,097,752	590,923
Deferred fees and other discounts	(1,608)	(623)
Allowance for loan losses	(14,296)	(6,113)
Loans receivable, net	1,081,848	584,187
Accrued interest receivable	6,182	4,094
Property and equipment, net	10,418	5,659
Bank owned life insurance	11,379	5,447
Real estate owned	50	439
Core deposit intangible, net	13,649	33
Goodwill	91,481	848
Other assets	16,176	8,867
Total Assets	$1,603,653	$959,255

Liabilities and Stockholders’ Equity
Liabilities:
Deposits	$974,648	$602,678
Securities sold under agreements to repurchase	32,555	—
Advance payments by borrowers for taxes and insurance	3,936	2,850
Federal Home Loan Bank advances	338,703	237,400
Trust preferred securities	36,234	—
Accrued interest payable	1,956	1,064
Other liabilities	13,573	8,220
Total Liabilities	1,401,605	852,212

Stockholders’ Equity:
Preferred stock - $0.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock - $0.01 par value; 40,000,000 shares authorized; 16,544,100 and 11,457,602 shares issued at March 31, 2006 and June 30, 2005, respectively	165	115
Additional paid-in capital	176,908	84,266
Retained earnings – substantially restricted	59,764	56,046
Treasury stock (1,735,818 and 1,730,101 shares at March 31, 2006 and June 30, 2005, respectively, at cost)	(28,251)	(28,072)
Accumulated other comprehensive loss	(3,091)	(1,353)
Obligation of deferred compensation plan	1,242	1,076
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,689)	(5,035)
Total Stockholders’ Equity	202,048	107,043
Total Liabilities and Stockholders’ Equity	$1,603,653	$959,255

See accompanying notes to consolidated financial statements.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
INTEREST INCOME:
Loans	$17,957	$8,726
Mortgage-backed and investment securities	3,835	4,004
Total interest income	21,792	12,730
INTEREST EXPENSE:
Deposits	4,776	2,536
Securities sold under agreements to repurchase	223	—
Borrowings	3,587	2,327
Total interest expense	8,586	4,863
NET INTEREST INCOME	13,206	7,867
Provision for loan losses	—	504
Net interest income after provision for loan losses	13,206	7,363
NON-INTEREST INCOME:
Investment services income	705	—
Service charges and fees	1,126	663
Gain on the sale of:
Loans	77	231
Securities available for sale	19	—
Other	151	53
Total non-interest income	2,078	947
OPERATING EXPENSES:
Salaries and employee benefits	5,039	3,426
Occupancy and equipment	1,753	674
Data processing	304	256
Advertising	264	242
Deposit insurance premiums	33	21
Amortization of intangible assets	587	14
Professional fees	443	159
Other	1,080	1,785
Total operating expenses	9,503	6,577
Income before income taxes	5,781	1,733
Income tax expense	1,857	527
NET INCOME	$3,924	$1,206
EARNINGS PER SHARE
Basic	$0.28	$0.13
Diluted	$0.27	$0.13
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.12	$0.12
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	14,147,151	8,973,393
Diluted	14,497,468	9,392,001

See accompanying notes to consolidated financial statements.

	Nine Months Ended March 31,
	2006	2005
	(Unaudited)
INTEREST INCOME:
Loans	$47,201	$25,340
Mortgage-backed and investment securities	11,768	11,418
Total interest income	58,969	36,758
INTEREST EXPENSE:
Deposits	12,514	7,206
Securities sold under agreements to repurchase	527	—
Borrowings	9,871	6,422
Total interest expense	22,912	13,628
NET INTEREST INCOME	36,057	23,130
Provision for loan losses	720	1,035
Net interest income after provision for loan losses	35,337	22,095
NON-INTEREST INCOME:
Investment services income	1,735	—
Service charges and fees	3,254	1,739
Gain (loss) on the sale of:
Loans	331	481
Investment securities	(957)	12
Other	404	347
Total non-interest income	4,767	2,579
OPERATING EXPENSES:
Salaries and employee benefits	15,009	9.809
Occupancy and equipment	4,034	1,968
Data processing	982	718
Advertising	775	660
Deposit insurance premiums	93	63
Amortization of intangible assets	1,352	42
Professional fees	1,606	653
Other	3,261	3,436
Total operating expenses	27,112	17,349
Income before income taxes	12,992	7,325
Income tax expense	4,265	2,308
NET INCOME	$8,727	$5,017
EARNINGS PER SHARE
Basic	$0.67	$0.55
Diluted	$0.65	$0.53
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.36	$0.34
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	12,962,423	8,945,778
Diluted	13,293,491	9,379,991

See accompanying notes to consolidated financial statements.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Dollars in Thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Net income	$3,924	$1,206

Other comprehensive income, net of tax:
Net unrealized holding (losses) gains on securities available for sale during the period	(1,341)	(1,561)
Reclassification adjustment for gains included in net income	(12)	—
Net unrealized gain on cash flow hedge	191	—
Comprehensive income	$2,762	$(355)

	Nine Months Ended March 31,
	2006	2005
	(Unaudited)

Net income	$8,727	$5,017

Other comprehensive income, net of tax:
Net unrealized holding (losses) gains on securities available for sale during the period	(2,704)	216
Reclassification adjustment for losses included in net income	622	(12)
Net unrealized gain on cash flow hedge	344	—
Comprehensive income	$6,989	$5,221

See accompanying notes to consolidated financial statements.

WILLOW GROVE BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands, Unaudited)

	Nine Months Ended March 31,
	2006	2005
Net income	$8,727	$5,017
Add (deduct) items not affecting cash flows from operating activities:
Depreciation	1,273	735
Amortization of premiums and accretion of discounts on investments, net	466	463
Amortization of intangible assets	1,352	42
Provision for loan losses	720	1,035
Gain on sale of loans held for sale	(331)	(481)
Loss (gain) on sale of investment securities	957	(12)
Increase in loans held for sale	(72,742)	(44,012)
Proceeds from the sale of loans held for sale	78,194	42,650
Purchase of trading account securities	(803)	—
Amortization of deferred loan fees, discounts and premiums	(1,059)	142
Decrease (increase) in accrued interest receivable	800	(636)
Increase in value of bank owned life insurance	(265)	(145)
Decrease (increase) in other assets	12,622	(1,892)
(Decrease) increase in other liabilities	(4,307)	3,146
Stock based compensation	1,278	1,255
(Decrease) increase in accrued interest payable	(600)	95
Net cash flows provided from operating activities	26,282	7,402
Cash flows provided from (used in) investment activities:
Capital expenditures	(3,077)	(428)
Proceeds from the sale of office buildings	11,139	—
Net increase in loans	(41,603)	(53,586)
Purchase of investment securities held to maturity	—	(110,858)
Proceeds from maturities, sales, payments and calls of investment securities held to maturity	54,452	34,820
Purchase of securities available for sale	(23,027)	(9,683)
Decrease (increase) in FHLB stock	8,893	(3,322)
Proceeds from sales and calls of securities available for sale	72,611	60,979
Proceeds from sale of other real estate owned	389	64
Net cash used for acquisition	(35,032)	—
Net cash flows provided from (used in) investment activities	44,745	(82,014)
Cash flows (used in) provided from financing activities:
Net (decrease) increase in deposits	(66,110)	7,429
Increase in securities sold under agreements to repurchase	6,039	—
Proceeds from FHLB advances	188,200	88,000
Repayments of FHLB advances	(208,238)	(30,641)
Increase (decrease) in advance payments by borrowers for taxes and insurance	589	(704)
Net proceeds from the issuance of trust preferred securities	25,000	—
Cash dividends on common stock	(4,662)	(3,102)
Stock options exercised	897	—
Tax benefit from stock options exercised	107	—
Common stock repurchased as treasury stock	—	(2,595)
Net cash flows (used in) provided from financing activities	(58,178)	58,387
Net increase in cash and cash equivalents	12,849	(16,225)
Cash and cash equivalents:
Beginning of period	20,609	39,445
End of period	$33,458	$23,220
Supplemental disclosures:
Cash payments during the year for:
Taxes	$1,628	$2,901
Interest	$23,512	$13,533
Non-cash items:
Net unrealized loss on investment securities available for sale, net of tax	$2,038	$204
Net unrealized gain on cash flow hedge, net of tax	$344	$—

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

After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. (“Chester Valley”), a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $654 million in assets. Chester Valley had two wholly owned subsidiaries, First Financial Bank, a Pennsylvania chartered commercial bank (“FFB”) with 13 full-service banking offices, and Philadelphia Corporation for Investment Services, a registered investment advisor and broker dealer (“PCIS”). The former 13 full-service banking offices of FFB, which are located in Chester County, Pennsylvania, are now operating as the “First Financial Division” of Willow Grove Bank.

Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and FFB was merged with and into Willow Grove Bank with Willow Grove Bank as the surviving bank (the “Bank Merger”). PCIS became a wholly owned subsidiary of the Company. As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the “Chester Valley Common Stock”), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of the Company common stock, par value $0.01 per share (the “Willow Grove Common Stock”), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Willow Grove Common Stock and $51.0 million in cash.  The total merger consideration paid for the Chester Valley Common Stock was $145.3 million. This included capitalized acquisition costs and the value of Chester Valley vested stock options converted to options of the Company at the average stock price of the Company on the four days surrounding the announcement of the acquisition.  The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

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

Effective February 28, 2006, the Bank completed the sale of all outstanding shares of capital stock of Philadelphia Corporation for Investment Services (“PCIS”) to Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer (“Uvest”) for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the parties entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for the Bank, and a Financial Services Agreement between PCIS and the Bank which provides that the Bank will be entitled to 92% of the revenue generated by the securities brokerage activities conducted at the PCIS office and will bear substantially all operational and overhead expenses. Upon consummation of the sale of PCIS stock to Uvest, PCIS is no longer a subsidiary of the Company. However, under the provisions of FIN 46R (“Consolidation of Variable Interest Entities”), the results of PCIS will continue to the consolidated in the Company’s financial statements. The affiliation agreement with Uvest is anticipated to have the primary effect of relieving PCIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

References to the Company include its subsidiaries, Willow Grove Bank and its business segment, PCIS, unless the context of the reference indicates otherwise.

In recent years, the Company’s business plan focused on the following primary goals—changing operations to a full-service community bank and continued steady growth while maintaining a high level of asset quality. Until the acquisition of Chester Valley, the growth was accomplished through internal means. To the extent that additional acquisition opportunities present themselves and are deemed prudent by the Board of Directors and management, additional acquisitions of financial institutions will be considered to further enhance shareholder value. We also will consider adding additional de novo Bank branch offices to expand our existing network.

The Bank’s customer deposits are insured to the maximum extent provided by law, by the Federal Deposit Insurance Corporation (“FDIC”), through the Savings Association Insurance Fund (“SAIF”). The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (“OTS”) and is also regulated by the FDIC. The Bank is also subject to reserve requirements established by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”), and is a member of the FHLB of Pittsburgh, one of the regional banks comprising the Federal Home Loan Bank System.

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

2.                                      Acquisition of Chester Valley Bancorp

The above noted Chester Valley acquisition cost was approximately $145.3 million comprised of $88.5 million related to 4,977,256 shares of common stock issued by the Company, $54.2 million in cash, consisting of $51.0 million paid to shareholders of Chester Valley and $3.2 million in capitalizable acquisition costs along with $2.6 million related to the conversion of former stock options of Chester Valley to options of the Company. As a result of the Merger, the Company recorded an approximate $105.8 million intangible asset, including a $15.0 million core deposit intangible asset with the remainder recorded as goodwill. The Company’s statement of operations for the three and nine months ended March 31, 2006 includes the results of operations of the former Chester Valley Bancorp and subsidiaries only for the period beginning on September 1, 2005. The fair values used in computing the purchase accounting adjustments are preliminary and subject to refinement as information relative to the fair values as of August 31, 2005 becomes available and as plans for disposition of certain assets and other exit activities are finalized. Such purchase accounting adjustments must be finalized within one year of the date that the Merger was consummated.

The Company believes the Merger enhanced its franchise value through the addition of 13 branch locations in the growing and affluent county of Chester County, Pennsylvania. Additionally, the Company’s previously existing customers have benefited from products offered by Chester Valley, which were not being offered by the Company.

The following table summarizes the purchase accounting adjustments resulting from the Merger:

Chester Valley Acquisition Summary

(Dollars in Thousands)

Total acquisition price	$145,314

Tangible Book Value of Chester Valley	50,596
Loan discount	(1,181)
FHLB advance discount	(44)
Certificate of deposit premium	(1,036)
Trust preferred premium	(222)
Other liabilities	(8,593)
Market value adjustment on premises and equipment	194
Core deposit intangible	14,967
Goodwill	90,633

The following table summarizes the pro forma operating results of Willow Grove Bancorp had the acquisition of Chester Valley occurred on July 1, 2005.

Willow Grove Bancorp

Pro-forma Operating Results with Chester Valley Acquisition

For nine months ended March 31, 2006

(Dollars in thousands, except per share amounts)

Total interest income	$64,945
Total interest expense	25,097
Provision for loan losses	1,164
Other income	5,269
Other expense	36,681
Income before tax	7,272
Income tax	2,255
Net income	5,017
Non-recurring items (a)	8,426
Adjusted net income (b)	$13,443
Earnings per Share:
Basic	$0.39
Diluted	$0.38

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

On July 1, 2005, the Company adopted SFAS No. 123R, “Share-based Payment.” This Statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued. The remaining unrecognized compensation cost relating to non-vested stock based compensation awards at March 31, 2006 is $3.9 million. The adoption of SFAS No. 123R had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting:

	Three months ended March 31, 2006
	Using	SFAS
	Previous	123R	As
(Dollars in thousands, except per share data)	Accounting	Adjustments	Reported

Income before taxes	$5,867	$(86)	$5,781
Income taxes	1,885	(28)	1,857
Net Income	$3,982	$(58)	$3,924

Net income available to common stockholders	$3,965	$(58)	$3,907

Basic earnings per share	$0.29	$(0.01)	$0.28
Diluted earnings per share	$0.27	$—	$0.27

	Three months ended March 31, 2005
			Pro Forma
	As	Pro Forma	if under
(Dollars in thousands, except per share data)	Reported	Adjustments	SFAS 123R

Income before taxes	$1,733	$(92)	$1,641
Income taxes	527	(29)	498
Net Income	$1,206	$(63)	$1,143

Net income available to common stockholders	$1,184	$(63)	$1,121

Basic earnings per share	$.13	$(.01)	$.12
Diluted earnings per share	$.13	$(.01)	$.12

	Nine months ended March 31, 2006
	Using	SFAS
	Previous	123R	As
(Dollars in thousands, except per share data)	Accounting	Adjustments	Reported

Income before taxes	$13,250	$(258)	$12,992
Income taxes	4,357	(92)	4,265
Net Income	$8,893	$(166)	$8,727

Net income available to common stockholders	$8,782	$(116)	$8,666

Basic earnings per share	$.68	$(0.01)	$.67
Diluted earnings per share	$.65	$—	$.65

	Nine months ended March 31, 2005
			Pro Forma
	As	Pro Forma	if under
(Dollars in thousands, except per share data)	Reported	Adjustments	SFAS 123R

Income before taxes	$7,325	$(276)	$7,049
Income taxes	2,308	(87)	2,221
Net Income	$5,017	$(189)	$4,828

Net income available to common stockholders	$4,941	$(189)	$4,752

Basic earnings per share	$.56	$(.01)	$.55
Diluted earnings per share	$.53	$(.01)	$.52

4.                                      Recent Accounting Pronouncements

FSP- FASB 115-1 and FAS 124-1 The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and provides guidance on measuring an impairment loss. The FSP requires certain disclosures about unrealized losses not recognized as other-than-temporary impairments. The guidance in the FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  The Company has considered the requirements of this FSP in its assessment of the investment portfolio.

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

FSP FAS 123(R)-2 Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)

In October 2005, the FASB issued FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R). The FSP discusses the application of grant date of a share-based payment award as defined in FASB Statement No. 123(R). One of the criteria established by Statement 123(R) for determining the grant date is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment award. According to the FSP, a mutual understanding shall be presumed to exist if (a) the award is a unilateral grant; and (b) the key terms and conditions of the award are expected to be communicated to the employee within a relatively short period of time from the date of approval. The FSP is effective upon adoption of FASB Statement No. 123(R) for reporting periods after October 18, 2005. The Company has adopted the FSP and has applied its provisions to all grants that occurred during the period ended March 31, 2006.

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

FSP SOP 94-6-1 Terms of Loan Products That May Give Rise to a Concentration of Credit Risk

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.”  The FSP addresses the concentration of credit risk arising from certain loan products whose contractual features may increase an entity’s exposure to risk of non-payment or realization. An entity must determine whether its loan products have terms that give rise to a concentration of credit risk, as defined in FASB Statement No. 107, and assess the adequacy of disclosures and accounting treatment for all lending products. The FSP is effective for reporting periods ending after December 19, 2005. The Company has reviewed its loan portfolio in accordance with FSP SOP 94-6-1 and has determined that no concentration of credit risk exists as of March 31, 2006.

5.                                      Stock Compensation Plans

The stockholders of the Company approved a stock option plan in fiscal 2000 (the “1999 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1999 Plan, the number of common shares reserved for issuance was a total of 510,961, of which 40,246 options were unawarded at March 31, 2006. Included in this amount are 4,881 shares forfeited during the nine-month period ended March 31, 2006. Additionally, the stockholders of the Company approved a stock option plan in fiscal 2003 (the “2002 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 2002 Plan, the number of common shares reserved for issuance was 641,412 of which 115,259 were available for future grants at March 31, 2006. Included in this amount are 9,017 shares forfeited during the nine-month period ended March 31, 2006. Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant.

The following table provides information about options outstanding for the nine-months ended March 31, 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value

Options outstanding, beginning of period	794,315	$10.25	$2.41
Granted	21,044	14.98	3.21
Forfeited	(13,898)	11.50	2.50
Exercised	(109,243)	8.21	5.38
Assumed from Chester Valley Bancorp Inc.	365,662	10.28	7.39
Options outstanding, end of period	1,057,880	$10.37	$3.82

Options exercisable end of period	962,018	10.26	3.91

The following table provides information about unvested options for the nine months ended March 31, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested options, beginning of period	282,892	$2.69
Granted	21,044	2.89
Vested	(97,033)	2.61
Forfeited	(13,898)	2.50
Unvested options, period end	193,005	$2.67

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended March 31
	2006	2005
Proceeds of options exercised	$215,189	$58,261
Related tax benefit recognized	$38,219	$—
Intrinsic value of options exercised	$251,123	$101,561

	Nine Months Ended March 31
	2006	2005
Proceeds of options exercised	$896,885	$91,026
Related tax benefit recognized	$107,594	$—
Intrinsic value of options exercised	$808,318	$165,632

The following table provides information about options outstanding and exercisable options at March 31, 2006:

	Options	Exercisable
	Outstanding	Options

Number	1,057,880	962,018
Weighted average exercise price	$10.37	$10.26
Aggregate intrinsic value	$7,766,664	$7,171,719
Weighted average contractual term	5.8	5.9

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at March 31, 2006 were as follows:

	Options Outstanding		Exercisable Options
Exercise Price	Shares	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share

$3.50 - $5.00	139,747	3.6	139,747	$3.97
$8.00 - $9.50	288,790	5.5	294,253	8.65
$10.00 - $14.00	568,761	6.4	484,108	12.63
$14.50 - $17.50	60,582	8.2	43,910	14.89

Total	1,057,880	5.8	962,018	10.26

The Company granted 16,000 stock options during the three-months ended March 31, 2006. The fair value for stock options granted during the nine-month period ended March 31, 2006 was determined at the date of grant using a Black-Scholes options-pricing model. The fair value of option awards under the Option Plans is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table.

Assumption	Three months ended March 31, 2006	Nine months ended March 31, 2006

Expected average risk-free interest rate	4.53%	4.37%
Expected average life (in years)	5.55	5.51
Expected volatility	17.15%	17.70%
Expected dividend yield	3.44%	3.37%

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

RRP

Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the “1999 RRP”), the Company acquired 204,384 shares at a cost of $929,000. Pursuant to the terms of the agreement, all 204,384 shares have been awarded to directors and management from the 1999 RRP Trust. As of March 31, 2006, 196,554 granted shares were vested pursuant to the terms of the 1999 Plan. In fiscal 2003, the Company adopted the 2002 Recognition and Retention Plan and Trust Agreement (the “2002 RRP”), and acquired 256,565 shares at a cost of $3.2 million. Pursuant to the terms of the 2002 RRP, 222,468 shares have been awarded to directors and management; however 9,600 shares have been forfeited. As of March 31, 2006, 113,511 granted shares were vested pursuant to the terms of the 2002 RRP. At the November 9, 2005 Annual Meeting, shareholders approved the 2005 Recognition and Retention Plan and Trust Agreement (the “2005 RRP”). Under the 2005

RRP, the Trust can purchase 350,000 shares of common stock for future awards of restricted stock to certain officers and directors of the Company. Coincident with the approval of the 2005 RRP, the Company terminated its Directors Retirement Plan and the Directors Incentive Compensation Plan, at which time the directors became fully vested in their accrued benefit under the Directors Retirement Plan. As of March 31, 2006, 82,643 shares were granted under the 2005 RRP.

Activity in issued but unvested RRP shares under the three plans during the nine months ended March 31, 2006 was as follows:

		Weighted
		Average
		Grant Date
		Fair
RRP Shares	RRP Shares	Value
Unvested awards beginning of period	97,759	$12.26
Vested	(35,455)	12.38
Granted	82,643	15.57
Unvested awards period end	144,947	$14.12

The aggregate intrinsic value of unvested RRP awards under the three plans at March 31, 2006 is $520,803.

6.                                      Earnings Per Share

Earnings per share, basic and diluted, were $0.28, $0.27, $0.67 and $0.65, for the three and nine months ended March 31, 2006, compared to $0.13, $0.13, $0.55 and $0.53 for the three and nine months ended March 31, 2005, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Three Months Ended March 31,
	2006		2005
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$3,924	$3,924	$1,206	$1,206
Dividends on unvested common stock awards	(17)	(17)	(22)	(22)
Net income available to common stockholders	$3,907	$3,907	$1,184	$1,184

Weighted average shares outstanding	14,147,151	14,147,151	8,973,393	8,973,393
Effect of dilutive securities:
Common stock equivalents	—	350, 317	—	418,608
Adjusted weighted average shares used in earnings per share computation	14,147,151	14,497,468	8,973,393	9,392,001

Earnings per share	$0.28	$0.27	$0.13	$0.13

	Nine Months Ended March 31,
	2006		2005
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted

Net income	$8,727	$8,727	$5,017	$5,017
Dividends on unvested common stock awards	(61)	(61)	(76)	(76)
Net income available to common stockholders	$8,666	$8,666	$4,941	$4,941

Weighted average shares outstanding	12,962,423	12,962,423	8,945,778	8,945,778
Effect of dilutive securities:
Common stock equivalents	—	331,068	—	434,213
Adjusted weighted average shares used in earnings per share computation	12,962,423	13,293,491	8,933,213	9,379,991
Earnings per share	$0.67	$0.65	$0.55	$0.53

7.                                      Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated:

	As of March 31, 2006		As of June 30, 2005
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Real estate loans:
Single-family residential	$299,270	25.74%	$202,942	32.04%
Commercial real estate and multi-family residential	328,488	28.25	174,920	27.61
Construction and land acquisition	191,968	16.51	129,188	20.39
Home equity	185,375	15.94	100,805	15.92
Total real estate loans	1,005,101	86.44	607,855	95.96
Consumer loans	75,142	6.46	2,106	0.33
Commercial business loans	82,622	7.10	23,492	3.71
Total loans receivable	1,162,865	100.00%	633,453	100.00%

Undisbursed loan proceeds:
Construction – Residential	(59,139)		(31,530)
Construction – Commercial	(5,974)		(11,000)
Loans, net of undisbursed loan proceeds	1,097,752		590,923

Allowance for loan losses	(14,296)		(6,113)
Deferred net loan origination fees and other discounts	(1,608)		(623)
Loans receivable, net	$1,081,848		$584,187

The following is a summary of the activity in the allowance for loan losses for the nine months ended March 31, 2006 and 2005:

(Dollars in thousands)	2006	2005

Balance at the beginning of period	$6,113	$5,220
Plus: Provisions for loan losses	720	1,035
Less charge-offs for:
Mortgage loans	(4)	(4)
Consumer loans	(26)	(25)
Commercial business loans	(38)	(229)
Total charge-offs	(68)	(258)
Plus: Recoveries	594	14
Allowance purchased	6,937	—
Balance at the end of the period	$14,296	$6,011

8.                                      Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at March 31, 2006 and June 30, 2005 are as follows:

	March 31, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities
FNMA	$19,297	$—	$(570)	$18,727
FHLMC	15,159	—	(795)	14,364
CMOs	75,812	—	(2,089)	73,723
Total held to maturity	$110,268	$—	$(3,454)	$106,814

Available for sale:
US government agency securities	$35,422	$—	$(668)	$34,754
Municipal bonds	9,162	105	(45)	9,222
Mortgage-backed securities
FNMA	55,281	18	(1,901)	53,398
FHLMC	49,776	6	(1,816)	47,966
CMOs	30,165	—	(511)	29,654
GNMA	4,608	7	(25)	4,590
Corporate debt securities	14,416	4	(183)	14,237
Equity securities	11,773	40	(317)	11,496
Total available for sale	$210,603	$180	$(5,466)	$205,317
Total securities	$320,871	$180	$(8,920)	$312,131

	June 30, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$19,801	$429	$—	$20,230
US government agency securities	15,000	—	(182)	14,818
Mortgage-backed securities
FNMA	21,887	47	(23)	21,911
FHLMC	17,314	—	(220)	17,094
CMOs	90,449	451	(44)	90,856
Total held to maturity	$164,451	$927	$(469)	$164,909

Available for sale:
US government agency securities	$45,484	$—	$(617)	$44,867
Interest earning time deposits	98	—	—	98
Mortgage-backed securities
FNMA	46,272	9	(635)	45,646
FHLMC	45,293	—	(685)	44,608
CMOs	3,786	10	—	3,796
Equity securities	9,733	—	(231)	9,502
Total available for sale	$150,666	$19	$(2,168)	$148,517
Total securities	$315,117	$946	$(2,637)	$313,426

Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment.  Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the statement of operations. Management does not believe any of the above individual unrealized losses as of March 31, 2006 are other-than-temporary impairments as the declines in fair value are a direct result of movements in interest rates. Additionally, the Company has both the ability and intent to hold such securities until such time as the value recovers or the security matures. Coincident with the effective date of the merger, the Company sold approximately $35 million in securities held to maturity at a gain of approximately $181 thousand in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This sale was permitted in accordance with SFAS No. 115 to enable the Company to maintain its interest rate sensitivity immediately prior to the Merger.

As part of the acquisition of Chester Valley, the company acquired three non-rated Pennsylvania Municipal Authority bonds that have been classified as substandard, which are included in investment securities available for sale at March 31, 2006. These securities were originally purchased at various times during the period from June 1998 through June 2000. The aggregate book value of the bonds is $3.4 million at March 31, 2006. Two of the three bonds with an aggregate book value of $2.9 million at March 31, 2006 are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

A third bond was issued by the Housing Authority of Chester County and has a book balance of $513 thousand at March 31, 2006 and bears interest at rates between 5.60% and 6.00% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development (“HUD”). HUD has provided additional funds to build additional houses, which would be sold to provide proceeds to redeem these bonds.

9.                                      Trust Preferred Securities

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

On March 31, 2006, the Company issued $25.8 million of Junior Subordinated Debentures to Willow Grove Statutory Trust I, a Connecticut Statutory Trust, in which the Company owns all of the common equity. The Trust then issued $25.0 million of Trust Preferred Securities, which pay interest quarterly at three-month Libor plus 1.31% to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but qualify as Tier I capital of the Bank to the extent of the amount of the proceeds which are invested in the Bank. The Trust Preferred Securities are callable by the Company on or after March 31, 2011. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2036.

10.                               Sale-Leaseback Transaction

In February 2006, the bank completed a sale-leaseback of eight of its branch offices resulting in the receipt of approximately $11.2 million in cash and a premium over book value of approximately $722 thousand. The premium attributed to the former First Financial branches of $194 thousand reduced goodwill while the premium attributed to the Willow Grove branches of $528 thousand is deferred and amortized as a reduction of rent expense over the term of the lease.

11.                               Dividends

On July 26, 2005, the Company declared a cash dividend on its common stock of $0.12 per share, paid on August 19, 2005 to owners of record on August 5, 2005. Additionally, on October 25, 2005, the Company’s Board of Directors declared a $0.12 per share cash dividend paid on November 22, 2005 to shareholders of record on November 8, 2005. A third cash dividend was declared by the Company’s Board of Directors on January 28, 2006 in the amount of $0.12 per share paid on February 17, 2006 to shareholders of record on February 3, 2006. A fourth cash dividend was declared by the Company’s Board of Directors on April 25, 2006 in the amount of $0.12 per share to be payable on May 26, 2006 to shareholders of record on May 12, 2006.

12.                               Guarantees

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

On May 12, 2003, the Company entered into a sales and servicing master agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”).  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605,000.   The Company has sold $16.6 million in loans under this agreement and had a maximum credit risk exposure of $461,000 at March 31, 2006. The fair value of these guarantees was determined to be $0 at March 31, 2006.

13.                               Accounting for Derivative Instruments and Hedging

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

As part of the acquisition of Chester Valley, the Company assumed the responsibility for a $20 million notional interest rate swap whereby the Company pays a variable rate and receives a fixed rate. The interest rate swap had been used to hedge certain Federal Home Loan Bank borrowings of the former Chester Valley. On the date of the Merger, the interest rate swap and the hedged borrowings were marked to fair value in purchase accounting. In September 2005, the hedged borrowings were repaid and $10 million notional amount of the interest rate swap was unwound with the counter-party. After performing the appropriate documentation of the derivative instrument, the Company designated the remaining $10 million notional amount interest rate swap as a fair value hedge of certain existing borrowings of Willow Grove Bank. The swap had the effect of converting a fixed rate borrowing to an adjustable rate borrowing. During the nine-month period ended March 31, 2006, the derivative instrument ceased to be a highly effective hedge and, therefore, the Company discontinued hedge accounting resulting in a pre-tax charge to the statement of operations of $47 thousand. The interest rate swap was unwound on January 31, 2006 without resulting in any additional impact to the statement of operations. The basis adjustment that was previously recorded on the hedged borrowing that is recorded in the statement of financial condition is amortized as a reduction in interest expense over the remaining life of the borrowing using the interest method. The net amount of this adjustment was $166 thousand at March 31, 2006.

Additionally, in August 2003, Chester Valley had purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap (“Interest Rate Corridor”) which expires in August 2008.  Chester Valley paid a net premium, which entitled it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. Upon consummation of the Merger, the Company assumed the Interest Rate Corridor and designated it to hedge certain borrowings of Willow Grove Bank, which were variable in nature and indexed to Three Month LIBOR. The Interest Rate Corridor is being used to hedge the cash flows of this borrowing. The Interest Rate Corridor could potentially reduce the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor has two components: the intrinsic value and the time value of the option. The Interest Rate Corridor is marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income and change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined.  The fair value of the Interest Rate Corridor at March 31, 2006 was $1.1 million.

14.                               Segment Information

Under the definition of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related  Information”,  the Company has two operating segments at March 31, 2006; Willow Grove Bank and PCIS. The Willow Grove Bank segment primarily provides loan and deposit services to commercial and retail customers through its network of 27 branch locations. The PCIS segment, which was acquired on August 31, 2005 in connection with the Merger, operates a full service investment advisory and securities brokerage firm.

Segment information for the three and nine months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31,
	2006			2005
	Bank	PCIS	Total	Bank	PCIS	Total
	(Dollars in thousands)
Net interest income	$13,205	$1	$13,206	$7,867	—	$7,867
Non-interest income	1,518	560	2,078	947	—	947
Total net income	3,947	(23)	3,924	1,206	—	1,206
Total assets	1,603,147	506	1,603,653	989,646	—	989,646

	Nine months ended March 31,
	2006			2005
	Bank	PCIS	Total	Bank	PCIS	Total
	(Dollars in thousands)
Net interest income	$36,056	$1	$36,057	$23,130	$—	$23,130
Non-interest income	3,321	1,446	4,767	2,579	—	2,579
Total net income	8,531	196	8,727	5,017	—	5,017
Total assets	1,603,147	506	1,603,653	989,646	—	989,646

15.                               Regulatory Matters

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

At March 31, 2006, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2006
Tangible capital	$112,447	7.5%	$22,567	1.5%	$30,089	2.0%
(to tangible assets)
Core capital	112,447	7.5%	60,178	4.0%	75,222	5.0%
(to adjusted tangible assets)
Tier I capital	112,447	11.2%	N/A	N/A	65,253	6.0%
(to risk-weighted assets)
Risk-based capital	124,464	12.5%	79,712	8.0%	99,639	10.0%
(to risk-weighted assets)

As of June 30, 2005
Tangible capital	$94,375	9.9%	$14,296	1.5%	$19,061	2.0%
(to tangible assets)
Core capital	94,375	9.9%	38,140	4.0%	47,675	5.0%
(to adjusted tangible assets)
Tier I capital	94,375	16.6%	N/A	N/A	34,091	6.0%
(to risk-weighted assets)
Risk-based capital	100,488	17.7%	45,455	8.0%	56,819	10.0%
(to risk-weighted assets)

In its letter approving the merger of Willow Grove Bank and First Financial Bank, the Office of Thrift Supervision (“OTS”), as one of the conditions for approval, indicated that, for the periods ending December 31, 2005, 2006, and 2007, Willow Grove Bank must have tier one core capital ratios at least equal to 6.50%, 6.75%, and 7.25%, respectively, and total risk-based capital equal to 11.97%, 12.02% and 12.40%, respectively. Willow Grove Bank must also submit to the Office of Thrift Supervision, quarterly status reports detailing its compliance with the conditions on regulatory capital outlined in its approval letter. The Office of Thrift Supervision’s conditions for approval of the Bank Merger also indicated that, for the periods ending December 31, 2005, 2006, and 2007, Willow Grove Bancorp must have consolidated tangible capital ratios at least equal to 5.14%, 5.59% and 6.12%, respectively. The Bank currently exceeds all of these requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or as to Willow Grove Bancorp, Inc., management’s intentions, plans, beliefs, expectations or opinions.  Forward looking statements may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should,” “could,” “may,” “likely,” “probably,” or “possibly”.  These statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of Willow Grove Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward looking information and statements. Uncertainties regarding the integration of Chester Valley’s operations and the anticipated cost savings, among other things, could cause actual results to differ materially from the anticipated results expressed in the forward-looking statements. Other factors that may affect the Company’s future operations are discussed in documents filed by Willow Grove Bancorp, Inc. with the Securities and Exchange Commission (“SEC”) from time to time, including the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2005. Additional factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions and the interest rate yield curve, legislative and regulatory changes, demand for loan products, changes in deposit flows, competition, changes in the quality or composition of the Company’s loan and investment portfolios, among other things.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  We do not intend to update these forward-looking statements. Copies of the above referenced documents may be obtained from Willow Grove Bancorp, Inc. upon request without charge (except for Exhibits thereto) or can be accessed at the website maintained by the SEC at http://www.sec.gov.

Results of Operations

General.   Net income for the three-month period ended March 31, 2006 was $3.9 million or $0.27 diluted earnings per share as compared to net income of $1.2 million or $0.13 diluted earnings per share for the comparable quarter in the prior year. For the nine-month period ended March 31, 2006, net income was $8.7 million or $0.65 diluted earnings per share as compared to $5.0 million or $0.53 diluted earnings per share for the comparable period in the prior year. The diluted earnings per share data for the three-month and nine-month periods ended March 31, 2006 reflects the issuance of 4,977,256 shares of the Company’s common stock in connection with the acquisition of Chester Valley Bancorp on August 31, 2005. The Company’s net interest margin on a tax-equivalent basis increased 41 basis points to 3.74% for the three months ended March 31, 2006 from 3.33% for the three months ended March 31, 2005. The net interest margin on a tax-equivalent basis increased 34 basis points to 3.64% for the nine months ended March 31, 2006 from 3.30% for the nine months ended March 31, 2005.

Net Interest Income.  Net interest income is determined primarily from the average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-costing liabilities) as well as the relative amounts of average interest-earning assets compared to interest costing liabilities.

Net interest income for the three-month and nine-month periods ended March 31, 2006 was $13.2 million and $36.1 million, respectively. This compares to $7.9 million and $23.1 million for the respective prior year three-month and nine-month periods, an increase of $5.3 million or 67.9% and $13.0 million or 55.9%, respectively. Net interest income increased primarily as a result of increased average balances of the loan portfolio combined with an increase in net interest rate spread.  For the three-month and nine-month periods, the Company’s net interest rate spread on a tax equivalent basis increased 70 basis points and 64 basis points to 3.59% and 3.54%, respectively. The improvement in the net interest rate spread resulted primarily from an increase in the yield earned on loans of 57 basis points and 49 basis points, respectively, for the three-month and nine-month periods ended March 31, 2006 as compared to the same periods ended March 31, 2005. The cost of interest-bearing liabilities was 2.58% and 2.43%, respectively, for the three-month and nine-month periods ended March 31, 2006 as compared to 2.45% and 2.33%, respectively, for the three-month and nine-month periods ended March 31, 2005. The Company’s acquisition of Chester Valley Bancorp resulted in the Company’s balance sheet becoming asset sensitive with higher yielding adjustable rate commercial and consumer loans. Additionally, the Federal Reserve has continued to increase short-term rates resulting in an increase in the average rate of the Company’s adjustable rate loans. This increase has been partially offset by a corresponding increase in rates on deposit products and FHLB Advances.

Average interest-earning assets increased $451.9 million or 46.6% and $372.6 million or 39.5%, respectively, for the three-month and nine-month periods ended March 31, 2006 compared to the prior year comparable periods.  Average interest-bearing liabilities for the three-month and nine-month periods ended March 31, 2006 increased $555.1 million or 69.0% and $474.6 million or 60.9%, respectively, over the comparable prior year period.

The following tables present the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month and nine-month periods ended March 31, 2006 and 2005.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 35.0% and 34.0% effective rate has been used for the three-month and nine-month periods ended March 31, 2006 and 2005, respectively.  The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	Three Months Ended March 31,
	2006			2005
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Total loans	$1,080,555	$18,046	6.68%	$576,817	$8,726	6.11%
Securities and other investments	341,627	3,899	4.57%	393,487	4,096	4.22%
Total interest-earning assets	1,422,182	$21,945	6.17%	970,304	$12,822	5.34%
Non-interest earning assets	165,260			21,942
Total Assets	$1,587,442			$992,246

Liabilities and Stockholders’ Equity
Total deposits	$987,237	$4,776	1.96%	$533,594	$2,536	1.93%
Borrowings	371,876	3,883	4.23%	270,447	2,327	3.49%
Total interest-bearing liabilities	1,359,113	8,659	2.58%	804,041	4,863	2.45%
Non-interest-bearing liabilities	25,756			80,559
Stockholders’ equity	202,573			107,646
Total liabilities and stockholders’ equity	$1,587,442			$992,246
Net interest income/interest rate spread		$13,286	3.59%		$7,959	2.89%
Net interest-earning assets/net interest margin	$63,069		3.74%	$166,263		3.33%
Ratio of average interest-earning assets to interest-bearing liabilities			105%			121%

	Nine Months Ended March 31,
	2006			2005
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Total loans	$965,289	$47,201	6.52%	$560,066	$25,340	6.03%
Securities and other investments	351,654	11,768	4.46%	384,287	11,707	4.06%
Total interest-earning assets	1,316,943	$58,969	5.97%	944,353	$37,047	5.23%
Non-interest earning assets	139,083			23,182
Total Assets	$1,456,026			$967,535

Liabilities and Stockholders’ Equity
Total deposits	$911,224	$12,514	1.83%	$532,462	$7,208	1.81%
Borrowings	343,363	10,398	4.03%	247,490	6,420	3.46%
Total interest-bearing liabilities	1,254,587	22,912	2.43%	779,952	13,628	2.33%
Non-interest-bearing liabilities	21,277			80,859
Stockholders’ equity	180,162			106,724
Total liabilities and stockholders’ equity	$1,456,026			$967,535
Net interest income/interest rate spread		$36,057	3.54%		$23,419	2.90%
Net interest-earning assets/net interest margin	$62,356		3.65%	$164,401		3.30%
Ratio of average interest-earning assets to interest-bearing liabilities			105%			121%

Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	Three Months Ended March 31,
	2006			2005
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$17,957	$89	$18,046	$8,726	$—	$8,726
Investments	3,835	64	3,899	4,004	92	4,096
Total	$21,792	$153	$21,945	$12,730	$92	$12,822

	Nine Months Ended March 31,
	2006			2005
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$46,980	$221	$47,201	$25,340	$—	$25,340
Investments	11,282	486	11,768	11,418	289	11,707
Total	$58,262	$707	$58,969	$36,758	$289	$37,047

Interest Income.   Interest income on loans increased $9.2 million and $21.9 million, or 105.8% and 86.3%, respectively, for the three-month and nine-month periods ended March 31, 2006 compared to the three-month and nine-month periods ended March 31, 2005. This resulted from an increase in average loan balances of $503.7 million and $405.2 million, or 87.3% and 72.4%, respectively. Additionally, the average yields earned on loans for the three-month and nine-month periods ended March 31, 2006 increased 57 basis points and 49 basis points to 6.68% and 6.52%, respectively.  The increase in the average yield of the loan portfolio was largely the result of a change in the mix of the loan portfolio reflecting that the Company has reduced its reliance on long-term single-family residential mortgage loans, along with the interest sensitive assets acquired from Chester Valley at a time in which the Federal Reserve was aggressively raising short-term interest rates.  Interest income on securities decreased $169 thousand, or 4.2%, for the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005 and increased $350 thousand, or 3.1%, for the nine-month period ended March 31, 2006 compared to the nine-month period ended March 31, 2005.  Increases in the average tax-equivalent yields earned on securities were 35 basis points and 40 basis points for the three-month and nine-month periods ended March 31, 2006 as compared to the same periods ended March 31, 2005. The increased yields substantially offset declines in average investment securities of $51.9 million and $32.6 million, or 13.2% and 8.5%, respectively, for the three-month and nine-month periods ended March 31, 2006 compared to the same periods ended on March 31, 2005. With its acquisition of Chester Valley, the Company has placed less reliance on investment securities and larger emphasis on the growth of the loan portfolio.

Interest Expense.   Interest expense on deposit accounts increased $2.2 million and $5.3 million, or 88.3% and 73.6%, respectively, for the three-month and nine-month periods ended March 31, 2006 compared to the similar prior year periods.  The increase resulted primarily from an increase in average deposits of $453.6 million and $378.8 million or 85.0% and 71.1%, respectively. The average cost of deposits was relatively stable for the three-month and nine-month periods ended March 31, 2006 compared to the same periods ended March 31, 2005. During the three-month and nine-month periods ended March 31, 2006, interest expense on borrowings increased by $1.6 million and $4.0 million, respectively, over the comparable periods ended March 31, 2005. The increases resulted primarily from a 74 basis point and 57 basis point increase in the average costs of borrowings due principally to the fact that the Company maintained a large balance in short-term borrowings which re-priced upward as a result of the aforementioned increase in short-term interest rates. Also contributing to the increase in interest expense on borrowings was an increase in the average balance of borrowings of $101.4 million and $95.9 million for the three-month and nine-month periods ended March 31, 2006, respectively, compared to the same periods ended March 31, 2005.

Provision for Loan Losses.   The Company’s provision for loan losses decreased $504 thousand for the three months ended March 31, 2006 compared to the corresponding prior fiscal period. For the nine-months ended March 31, 2006 compared to the nine-month period ended March 31, 2005, the provision for loan losses decreased by $315 thousand. During the nine-month period ended March 31, 2006, the Company received aggregate recoveries of $594 thousand on previously charged-off commercial loans, which reduced the amount of the provision required in that period. Management believes, to the best of its knowledge, that the allowance for loan losses was adequate at March 31, 2006 and represents at such date all known and inherent losses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

Non-Interest Income.  Non-interest income increased $1.1 million and $2.2 million, or 119.4% and 84.8%, respectively, for the three-month and nine-month periods ended March 31, 2006 as compared to the comparable periods ended March 31, 2005. The increases were due primarily to increased investment services income of $705 thousand (three-month period) and $1.7 million (nine-month period) and increased service charges and fees of $463 thousand (three-month period) and $1.5 million (nine-month period). These increases resulted principally from the acquisition of Chester Valley Bancorp. During the quarter ended September 30, 2005, the Company realized approximately $1.0 million in losses on the sale of investment securities. These securities were sold to enable the Company to maintain its interest rate sensitivity immediately prior to the Merger.

Non-Interest Expense.   Non-interest expense increased $2.9 million and $9.8 million, or 44.5% and 56.3%, respectively, for the three-month and nine-month periods ended March 31, 2006. Included in non-interest expense in the nine months ended March 31, 2006 are acquisition and conversion related compensation charges of $800 thousand ($250 thousand for the three months ended March 31, 2006) related to employment contract and severance charges, and $275 thousand ($0 in the three months ended March 31, 2006) in Merger related customer communication costs. Additionally, the Company’s professional fees include $865 thousand ($215 thousand for the three-months ended March 31, 2006) in Merger related costs including increased legal fees associated with increased volume of SEC filings and integration of the combined companies benefit plans as well as consultant costs associated with the integration of the combined operations as well as integrating the combined compliance processes for Sarbanes-Oxley. As a result of the acquisition of Chester Valley, amortization of core deposit intangibles increased by $573 thousand and $1.9 million, respectively, for the three-month and nine-month periods ended March 31, 2006 as compared to the same periods ended March 31, 2005. The increased compensation costs for the three-month and nine-month periods ended March 31, 2006 compared to the prior year are due principally to the salaries for additional personnel resulting from the Chester Valley acquisition.

Income Tax Expense.  The provision for income taxes for the three-month and nine-month periods ended March 31, 2006 was $1.9 million and $4.3 million, respectively.  This compares to a provision of $527 thousand and $2.3 million for the similar prior year periods.   The effective tax rate for the nine-month period ended March 31, 2006 was 32.8% compared to 31.5% for the nine-month period ended March 31, 2005. The increase in the tax rate was primarily due to an increase in the statutory federal tax rate of the Company from 34% to 35%, as well as a reduction in tax-exempt securities which were liquidated during the nine months ended March 31, 2006.

Changes in Financial Condition

General.  Total assets of the Company increased by $644.4 million, or 67.2%, to $1.6 billion at March 31, 2006 compared to $959.3 million at June 30, 2005.  The increase resulted primarily from the acquisition of Chester Valley Bancorp effective after the close of business on August 31, 2005. The acquisition of Chester Valley increased total assets by approximately $654 million. Cash and cash equivalents increased by approximately $12.8 million.  Securities available for sale and held to maturity increased a combined $2.6 million. Additionally, coincident with the effective date of the Merger, the Company sold approximately $35 million in securities held to maturity in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Net loans receivable increased $497.7 million due principally to the merger and to a lesser extent, the origination of loans held in portfolio. Goodwill and other intangibles increased $104.2 million as a result of the Merger. Additionally, property and equipment, net and Bank owned life insurance increased $4.8 million and $5.9 million, respectively, primarily as a result of the Merger and was partially offset by a sale/leaseback of approximately $10.5 million of certain of the Bank’s branch offices completed in February 2006. Other assets increased approximately $7.3 million due primarily to deferred tax assets and tax refunds receivable acquired in the combination.

Total liabilities amounted to $1.4 billion at March 31, 2006, an increase of $549.4 million, or 64.5% from June 30, 2005.  Deposits increased $372.0 million, or 61.7% to $974.6 million.  Borrowings increased $170.0 million, or 71.6% from June 30, 2005.  Total stockholders’ equity increased $95.0 million to $202.0 million at March 31, 2006.  The change in stockholders’ equity was primarily the result of stock issued as part of the Merger, the conversion of certain Chester Valley stock options to options of the Company and net income of $8.7 million, which were partially offset by the payment of $4.7 million in cash dividends.

Cash and Cash Equivalents.  Cash and cash equivalents amounted to $33.5 million and $20.6 million at March 31, 2006 and June 30, 2005, respectively.  Cash and cash equivalents increased during the period due to increased reserve and liquidity requirements resulting from the Merger.

Assets Available or Held for Sale.  At March 31, 2006, securities classified as available for sale and loans classified as held for sale amounted to $205.3 million and $3.0 million, respectively.  This compares to $148.5 million in available for sale securities and $1.8 million in held for sale loans at June 30, 2005.  The increase of $56.8 million, or 38.2%, in available for sale securities related to the Chester Valley acquisition as all securities received in the acquisition were classified as available for sale in order to provide management with the flexibility to effectively manage both liquidity and interest rate risk. Investment securities available for sale, as a percentage of total assets, have been reduced to 12.8% at March 31, 2006 as compared to 15.5% at June 30, 2005.

Investment Securities Held to Maturity. At March 31, 2006, securities classified as held to maturity totaled $110.3 million as compared to $164.5 million at June 30, 2005. The approximate $54.2 million decline is the result of the above noted $35 million in sales as well as principal repayments within the portfolio. The proceeds were utilized to fund loan growth and deposit outflows as well as repay borrowings of the Company. Investment securities held to maturity, as a percentage of total assets, has been reduced to 6.9% at March 31, 2006 as compared to 17.1% at June 30, 2005. The Company intends to focus its future interest-earning asset growth on its loan portfolio and utilize the investment securities portfolio primarily as a tool in managing its liquidity as well as assisting in its asset/liability management and interest rate sensitivity.

Loans.  The net loan portfolio of the Company increased $497.7 million, or 85.2% from $584.2 million at June 30, 2005 to $1.1 billion at March 31, 2006.  The increase in the Company’s net loan portfolio was primarily a result of the combination with Chester Valley and to a lesser extent, the origination of portfolio loans.  The Chester Valley acquisition has effectively diversified the loan portfolio with a higher concentration in commercial business and consumer loans with less reliance on longer duration, single-family residential mortgage loans.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	March 31, 2006	June 30, 2005
Accruing loans past due 90 days or more:
Single-family residential	$—	$109
Total	—	109
Non-accrual loans:
Mortgage loans
Single-family residential	1,537	146
Commercial real estate and multi-family residential	7,961	315
Construction	—	—
Home Equity	711	99
Consumer loans	218	—
Commercial business loans	1,609	106
Total	12,036	666

Performing troubled debt restructurings	257	1,912
Total non-performing loans	12,293	2,687
Other real estate owned, net	51	439
Total non-performing assets	$12,344	$3,126
Non-performing loans to total loans	1.14%	0.46%
Non-performing assets to total assets	0.77%	0.33%

Total non-performing assets increased $9.2 million, or 294.9%, to $12.3 million at March 31, 2006 compared to $3.1 million at June 30, 2005. Non-performing loans to total loans and non-performing loans to total assets are 1.14% and 0.77%, respectively at March 31, 2006 as compared to 0.46% and 0.33%, respectively at June 30, 2005. This increase is due primarily to one loan relationship which was categorized as non-accrual in the quarter ended March 31, 2006. The allowance to gross loans increased to 1.30% at March 31, 2006 from 1.03% at June 30, 2005 largely as a result of the allowance for loan losses carried over from Chester Valley. This increase was due to a higher concentration of commercial loans in the Chester Valley portfolio than for Willow Grove.

Intangible Assets. The amount of our intangible assets totaled $105.1 million at March 31, 2006 compared to $881 thousand at June 30, 2005.  The increase resulted solely from the acquisition of Chester Valley, which was accounted for using the purchase method of accounting.

Deposits.  The Company’s total deposits increased by $372.0 million, or 61.7%, to $974.6 million at March 31, 2006.  The increase resulted primarily from the acquisition of Chester Valley. During the three-month period ended March 31, 2006, the Company has experienced a net outflow of deposits of approximately $32.9 million. The decline occurred as a result of the Bank reducing its position in the Federal Home Loan Bank’s Pennsylvania Local Government Investment Trust (“PLGIT”) Certificates of Deposits program by $40 million. On a linked quarter basis, core deposits (checking, savings and money market accounts) increased by approximately $11.5 million as compared to December 31, 2005.

Federal Home Loan Bank Advances and other borrowings. Advances from the FHLB of Pittsburgh are an additional source of funds used to supplement the funding of loan demand as well as for liquidity and other asset/liability management purposes. At March 31, 2006, the total amount of these borrowings outstanding was $338.7 million, which is a $101.3 million or 42.7% increase from the $237.4 million outstanding at June 30, 2005.  The increase in FHLB advances is directly attributable to borrowings assumed in the Chester Valley acquisition. During the three-month period ended March 31, 2006, the Company increased these borrowings by $26.6 million to partially offset the outflow of certificates of deposit. The $32.6 million increase in repurchase agreements was primarily the result of the Chester Valley acquisition, as these borrowings were not utilized by the Company in the past. During the three-month period ended March 31, 2006, repurchase agreements increased approximately $4.5 million which partially offsets the outflow of the certificates of deposit. The $36.2 million increase in trust preferred securities is due to the Chester Valley acquisition as well as the Company’s issuance of $25.0 million in trust preferred securities on March 31, 2006.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $202.0 million at March 31, 2006 compared to $107.0 million at June 30, 2005, an increase of $95.0 million.  The increase is primarily due to the acquisition of Chester Valley, which is detailed above.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  At March 31, 2006, the total approved investment and loan origination commitments outstanding amounted to $20.2 million, including $9.3 million of letters of credit.  Certificates of deposit scheduled to mature in one year or less at March 31, 2006 totaled $180.9 million.  Based on historical experience, management believes, over the longer term, that a significant portion of maturing certificates of deposit will remain with the Company.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $761.4 million as of March 31, 2006, based on qualifying collateral, of which $417 thousand is available to draw upon at March 31, 2006.   The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

At March 31, 2006, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  For additional information and the Bank’s specific levels of regulatory capital at March 31, 2006 and June 30, 2005, see note 4 of the Notes to the Unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Quantitative and Qualitative Disclosure About Market Risk” in the Company’s Form 10-K for the year ended June 30, 2005.  Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity.  Management monitors interest rate risk and takes actions which it deems appropriate to maintain the short-term risk at levels considered acceptable while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets.  Based on, among other factors, such reviews, management believes that the Chester Valley acquisition has resulted in an improvement in the asset sensitivity of the balance sheet but that the net portfolio value of equity has been reduced as a result of the increased intangible assets resulting from the acquisition as compared to those measures at June 30, 2005.

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

Part II. OTHER INFORMATION

Item l.	Legal Proceedings

Not applicable.

Item 1a.	Risk Factors

No disclosure is required herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the repurchasing activity of the stock repurchase program during the third quarter of fiscal 2006:

Period	Total Number of shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Programs
Month #1 01/01/06 - 1/31/06	—	$—	—	475,497
Month #2 02/01/06 - 02/28/06	—	—	—	475,497
Month #3 03/01/06 - 03/31/06	—	—	—	475,497
Total	—	$—	—	475,497

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

a. Not applicable.

b. Not applicable.

Item 6.                                                           Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Willow Grove Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Willow Grove Bancorp, Inc. (through August 31, 2005)(2)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc. (1)
4.1	Indenture, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as trustee (2)
4.2

Amended and Restated Declaration of Trust of Willow Grove Statutory Trust I, dated as March 31, 2006, among Willow Grove Bancorp, Inc., as sponsor, U.S. Bank National Association, as institutional trustee, and the administrators named therein (2)

4.3	Guarantee Agreement, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as guarantee trustee (2)
10.1	Employment Agreement, dated July 15, 2005, by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Donna M. Coughey (3)
10.2	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr. (4)
10.3	Employment Agreement, dated July 15, 2005, by among Willow Grove Bancorp, Inc., Willow Grove Bank and Joseph T. Crowley (3)
10.4	Employment Agreement, dated November 25, 2002, between First Financial Bank and Michael J. Sexton (5)
10.5	Form of Employment Agreement entered into between Willow Grove Bank and each of Christopher E. Bell, John T. Powers, Jerome P. Arrison and Ammon J. Baus (6)
10.6	Form of Employment Agreement entered into between Willow Grove Bank and each of G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (7)
10.7	Form of Change in Control Severance Agreement between Willow Grove Bank and William Byrne (7)
10.8	Supplemental Executive Retirement Agreement (8)
10.10	1999 Stock Option Plan (9)
10.11	1999 Recognition and Retention Plan and Trust Agreement (10)
10.12	2002 Stock Option Plan (11)
10.14	2002 Recognition and Retention Plan and Trust Agreement (11)
10.15	Deferred Compensation Plan (12)
10.16	Chester Valley Bancorp Inc. 1993 Stock Option Plan, as amended (13)
10.17	Chester Valley Bancorp Inc. 1997 Stock Option Plan, as amended (14)
10.18	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (7)
10.19	First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto (15)
10.20	First Financial Bank 2005 Executive Deferred Compensation Plan, and amendments thereto (15)
10.21	First Financial Bank Board of Directors Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto (15)
10.22	First Financial Bank 2005 Board of Directors Deferred Compensation Plan, and amendments thereto (15)
10.24	Change in Control Severance Agreement Between Willow Grove Bank and Allen L. Wagner (16).
10.25	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Neil Kalani (17)
10.26	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Patrick Killeen (17)
10.27	Amendment No. 1, dated January 18, 2006, to the Employment Agreement between Willow Grove Bank and Christopher E. Bell (17)
10.28	Willow Grove Bancorp, Inc. 2006 Supplemental Executive Retirement Plan(18)
10.29	2005 Recognition and Retention Plan and Trust Agreement(19)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certifications

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106).

(2)	Exhibit not included as permitted under Item 610(b)(iii) and (iv) of Regulation S-K. The Company will provide a copy of such exhibit to the Securities and Exchange Commission upon request.

(3)	Incorporated by reference from the Company’s Form 8-K, dated as of August 31, 2005 and filed with the SEC on September 1, 2005 (SEC File No. 000-49706).

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of January 20, 2005 and filed with the SEC on January 20, 2005 (SEC File No. 0-49706).

(5)

Incorporated by reference from Exhibit 10L to the Annual Report on Form 10-K of Chester Valley Bancorp Inc. for the fiscal year ended June 30, 2003 and filed with the SEC on September 12, 2003 (SEC File No. 0-18833).

(6)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 14, 2004 (SEC File No. 000-49706).

(7)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2005, filed with the SEC on September 13, 2005 (SEC File No. 0-49706).

(8)

Incorporated by reference from the registration statement on Form S-1 filed by the Company’s predecessor, a federal corporation also known as Willow Grove Bancorp, Inc. (the “Mid-Tier”) on September 18, 1998, as amended, and declared effective on November 12, 1998 (Registration No. 333-63737).

(9)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002 (SEC File No. 000-49706).

(10)	Incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed by the Mid-Tier on June 23, 1999 (SEC File No. 000-25191).

(11)	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(12)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 12, 2004 (SEC File No. 000-49706).

(13)	Incorporated by reference from Chester Valley’s Registration Statement on Form S-4/A (Commission File No. 333-50077) filed with the Commission on April 28, 1998.

(14)	Incorporated by reference from Chester Valley’s Registration Statement on Form S-8 filed with the Commission on January 19, 2001 (File No. 333-54020).

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of October 25, 2005 and filed with the SEC on October 31, 2005 (SEC File No. 0-49706).

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of January 5, 2006, and filed with the SEC on January 11, 2006 (SEC File No. 000-49706).

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of January 18, 2006, and filed with the SEC on January 20, 2006 (SEC File No. 000-49706).

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of March 28, 2006, and filed with the SEC on April 3, 2006.

(19)	Incorporated by reference from the Company’s definitive proxy statement on Schedule 14A as filed with the SEC on October 5, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOW GROVE BANCORP, INC.

Date: May 9, 2006	By:	/s/ Donna M. Coughey
Donna M. Coughey
President and Chief Executive Officer

Date: May 9, 2006	By:	/s/ Joseph T. Crowley
Joseph T. Crowley
Chief Financial Officer