Form 10-K
period 2006-06-30
WILLOW FINANCIAL BANCORP, INC.
filed 2006-09-26
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended JUNE 30, 2006

-or-

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                       to

Commission File Number: 0-49706

WILLOW FINANCIAL BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA	80-0034942
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

170 SOUTH WARNER ROAD
WAYNE, PENNSYLVANIA 19087

(Address of Principal Executive Offices)

Registrant’s telephone number: (including area code) (610) 995-1700

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share)

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $15.10 on December 31, 2005, the last business day of the Registrant’s second quarter was $173,708,892 (14,772,913 shares outstanding less 3,269,017 shares held by affiliates at $15.10 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on September 8, 2006 there were 14,970,570 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.                  Portions of the Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III.

Willow Financial Bancorp, Inc.

FORM 10-K

For the Fiscal Year Ended June 30, 2006

ii

Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Willow Financial Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Willow Financial Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Willow Financial Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Willow Financial Bancorp will be engaged. Willow Financial Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I

Item 1.                        Business

General.   Effective at 11:59 p.m., September 21, 2006, Willow Grove Bancorp, Inc. and Willow Grove Bank changed their names to Willow Financial Bancorp, Inc. and Willow Financial Bank, respectively. As contained  herein, references to the Company include both Willow Financial Bancorp, Inc. and Willow Grove Bancorp, Inc. and references to the Bank include both Willow Financial Bank and Willow Grove Bank. Coincident with the name change, the Company’s trading symbol on the NASDAQ Global Select Market was changed from “WGBC” to “WFBC”.

Willow Financial Bancorp, Inc. (the “Company”), is a Pennsylvania corporation and parent holding company for Willow Financial Bank (the “Bank”). The Bank, which was originally organized in 1909, is a Federally chartered savings bank and wholly owned subsidiary of the Company. The Bank’s business consists primarily of making commercial business and consumer loans as well as real estate loans, both commercial and residential, funded primarily by retail and business deposits along with borrowings obtained from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, or borrowings obtained from third parties through repurchase agreements.

After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. (“Chester Valley”), a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $636 million in assets. Chester Valley had two wholly owned subsidiaries, First Financial Bank, a Pennsylvania chartered commercial bank (“FFB”) with 13 full-service banking offices, and Philadelphia Corporation for Investment Services, a registered investment advisor and broker dealer (“PCIS”). The Bank operates a branch banking network consisting of 28 full-service offices which are located in neighboring Chester County, Montgomery County and Bucks County, Pennsylvania,

as well as Philadelphia. Additionally, the Company relocated to its new Corporate Headquarters and combined operations center in February 2006 and opened a full service branch in Wayne, Pennsylvania.

Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and FFB was merged with and into the Bank with Willow Financial Bank as the surviving bank (the “Bank Merger”). PCIS now operates as a business segment of the Company. As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the “Chester Valley Common Stock”), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of Company common stock, par value $0.01 per share (the “Company Common Stock”), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Company Common Stock and $51.0 million in cash, resulting in a total merger consideration paid for Chester Valley Common Stock of $145.3 million. This included capitalized acquisition costs and the value of Chester Valley vested stock options converted to options of the Company at the average stock price of the Company on the four days surrounding the announcement of the acquisition. The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

The Merger has been accounted for using the purchase method of accounting, which requires that our financial statements include activity of Chester Valley only subsequent to the acquisition date of August 31, 2005. Accordingly, our consolidated financial statements and the information herein include the combined results of  Chester Valley and its former subsidiaries, FFB and PCIS, since September 1, 2005.

Effective February 28, 2006, the Company completed the sale of all outstanding shares of capital stock of PCIS to Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer (“Uvest”) for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the Bank and Uvest entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest provides securities clearing and certain supervisory and compliance services for PCIS, and a Financial Services Agreement between PCIS and the Bank which provides that the Bank will be entitled to 92% of the revenue generated by the securities brokerage and investment advisory activities conducted at PCIS and will bear substantially all operational and overhead expenses. Upon consummation of the sale of PCIS stock to Uvest, PCIS is no longer a subsidiary of the Company. However, under the provisions of FIN 46R (“Consolidation of Variable Interest Entities”), the results of PCIS continue to be consolidated in the Company’s financial statements. The affiliation agreement with Uvest has the primary effect of relieving PCIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

References to Company include its consolidated entities, Willow Financial Bank, its subsidiaries, and PCIS, unless the context of the reference indicates otherwise.

In recent years, the Company’s business plan focused on the following primary goals—changing operations to a full-service community bank and continued steady growth while maintaining a high level of asset quality. Until the acquisition of Chester Valley, the growth was accomplished through internal means. To the extent that additional acquisition opportunities present themselves and are deemed prudent by the Company’s Board of Directors and management, additional acquisitions of financial institutions will be considered to further enhance shareholder value. We also will consider adding additional de novo Bank branch offices to “fill-in” our existing network.

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

Our executive offices are located at 170 South Warner Road, Wayne, Pennsylvania, and our telephone number is (610) 995-1700.

Available Information

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s web site at http: //www.sec.gov. Members of the public may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. In addition, our stock is listed for trading on the Nasdaq Global Select Market and trades under the symbol “WFBC”. You may find additional information regarding Willow Financial Bancorp, Inc. at www.nasdaq.com. In addition to the foregoing, we maintain a web site at www.wfbonline.com. We make available on our Internet web site copies of Willow Financial Bancorp’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after we file such material with, or furnish such documents to, the SEC.

Market Area and Competition

The Bank’s primary market area includes Bucks, Montgomery, Chester and Philadelphia Counties in Pennsylvania. To a lesser extent, the Bank provides services to areas of Delaware, Berks and Lancaster Counties, Pennsylvania as well as central and southern New Jersey and Delaware.

The Bank’s direct competition for attracting deposits and originating loans has historically come from savings associations, other savings banks, commercial banks and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds, and other non-financial institutions such as securities brokerage firms and insurance companies. The Bank competes successfully for loans and deposits through competitive interest rates, maturities and fees as well as providing quality service to its customers.

Employees

The Company had 312 full-time employees and 60 part-time employees at June 30, 2006. None of these employees are covered by a collective bargaining agreement and the Company believes it enjoys good relations with its personnel.

Lending Activities

Loan Portfolio Composition.   The following table sets forth the composition of the loan portfolio as of the dates indicated. This data does not include single family loans classified as held for sale which amounted to $2.6 million, $1.8 million, $1.1 million, $5.3 million, and $1.6 million at June 30, 2006, 2005, 2004, 2003, and 2002, respectively.

	June 30, 2006		June 30, 2005		June 30, 2004		June 30, 2003		June 30, 2002
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	total	Amount	total	Amount	total	Amount	total	Amount	total
	(Dollars in thousands)
Mortgage loans:
Single-family	$ 298,509	27.59%	$ 202,942	34.34%	$ 181,049	34.15%	$ 131,821	31.40%	$ 181,454	40.40%
Commercial real estate and multi-family	326,268	30.16	174,920	29.60	180,881	34.12	155,892	37.14	134,294	29.90
Construction	112,774	10.42	86,658	14.66	57,014	10.75	36,191	8.62	29,306	6.52
Home equity	259,119	23.96	100,805	17.06	91,848	17.32	72,990	17.39	75,016	16.70
Total mortgage loans	996,670	92.13	565,325	95.66	510,792	96.34	396,894	94.55	420,070	93.52
Consumer loans	4,304	0.40	2,106	0.36	1,678	0.32	2,324	0.55	10,081	2.24
Commercial business loans	80,815	7.47	23,492	3.98	17,686	3.34	20,549	4.90	19,067	4.24
Total loans receivable	1,081,789	100.00%	590,923	100.00%	530,156	100.00%	419,767	100.00%	449,218	100.00%
Allowance for loan losses	(16,737)		(6,113)		(5,220)		(5,312)		(4,626)
Deferred loan fees	(1,170)		(623)		(747)		(656)		(737)
Loans receivable, net	$ 1,063,882		$ 584,187		$ 524,189		$ 413,799		$ 443,855

Contractual Principal Repayments and Interest Rates.   The following table sets forth scheduled contractual amortization of the loan portfolio at June 30, 2006. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	At June 30, 2006, the amount due within
	1 year or less	more than 1 year to 3 years	more than 3 years to 5 years	more than 5 years to 10 years	more than 10 years to 20 years	more than 20 years	Total
	(Dollars in thousands)
Mortgage loans:
Single-family and home equity	$ 882	$11,012	$20,807	$96,307	$214,051	$214,569	$557,628
Commercial real estate and multi-family	12,402	22,523	21,273	178,165	83,457	8,448	326,268
Construction	84,561	23,963	4,250	—	—	—	112,774
Total mortgage loans	97,845	57,498	46,330	274,472	297,508	223,017	996,670
Consumer	478	1,215	1,217	1,046	161	187	4,304
Commercial business	11,614	15,056	18,380	10,077	3,714	21,974	80,815
Total	$109,937	$73,769	$65,927	$285,595	$301,383	$245,178	$1,081,789

Of the $971.9 million of loan principal repayments due after June 30, 2007, $404.1 million have fixed rates of interest and $567.8 million have adjustable rates of interest.

Lending Activity and Products.   The Bank’s lending activities are subject to underwriting standards and origination procedures, which have been approved by its Board of Directors.

Single-Family Residential First Mortgage Loans.   We process, underwrite and originate single-family residential mortgage loans on both a retail and wholesale basis. We have developed an extensive network of active residential mortgage brokers and mortgage bankers to support our wholesale production system. These correspondents identify, process and close loans on our behalf based upon rates and terms that we provide to them on a regular basis which correlate to our assessment of our demand for various types of loans. The correspondents forward completed loan applications that are underwritten and approved by Bank personnel in accordance with standards previously approved by the Board of Directors. Depending upon the various programs we have with the correspondents, loans will be classified as either purchased, where the correspondent provides the funds for the loan closing or as originated, where the Bank provides the funds for the closing of the loan. In either scenario, the loan could be held in portfolio or sold (on either a servicing released or retained basis) in the secondary market. Retail residential lending activities are supplemented by loan originations through the Bank’s internal loan officers, whereby loan applications are obtained through our branch network and referrals from local builders, real estate brokers and financial consultants. In order to facilitate sale in the secondary market, single-family residential mortgage loans generally are underwritten in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines. The Bank will also originate loans that do not conform to the underwriting standards of FHLMC and FNMA that are held in the portfolio. In general, these loans do not conform to their underwriting standards due to the size of the loan. Upon completion of the Merger with Chester Valley, the Company’s strategy has changed in that loan portfolio growth will be concentrated in commercial real estate and multi-family, commercial business, construction and consumer lending products. To a lesser extent, the Company may originate single-family residential loans for its portfolio, primarily with adjustable interest rates.

In addition to originating loans, the Bank periodically purchases participation interests in larger balance loans, typically multi-family and commercial real estate mortgage loans and construction loans from other financial institutions in our market area. We may purchase these loans to supplement our own originations or sell participations to manage borrower concentration risks. All purchased participations comply with the Bank’s approved underwriting standards. During fiscal 2006, in addition to the loans acquired in the Merger, loan participations purchased aggregated $12.9 million of construction loans. In addition, during fiscal 2006, the Bank purchased pools of single-family residential adjustable-rate “jumbo” mortgage loans aggregating $22.8 million. Other than the outstanding balances, which generally exceed secondary market standards, the loans in these pools conform to FNMA and FHLMC guidelines. The properties securing the loans in these pools were located across the eastern United States, primarily concentrated in the Mid-Atlantic United States. The loan pools were subject to our due diligence review and conformed to the Bank’s internal underwriting standards. At June 30, 2006, all the loans in pools were current in their payment status.

The Bank generally requires a current appraisal prepared by an independent appraiser or an acceptable alternative property valuation on all new single-family residential mortgage loans as well as private mortgage insurance on all first mortgage loans with a loan to value in excess of 80%. Title insurance is required on loans secured by real estate with the exception of certain single-family residential loans originated under $150 thousand. Hazard insurance is required on all real estate loans. Flood insurance is also required for all loans secured by properties located in a designated flood area.

Subsequent to the merger of Chester Valley with and into the Bank, the Bank’s processing, underwriting and origination of single-family residential mortgage loans was streamlined through an in-house origination and processing staff as most of the principal balance and servicing rights of these loans are now originated for re-sale in the secondary market.

At June 30, 2006, residential mortgage loans aggregated $298.5 million as compared to $202.9 million at June 30, 2005. The $95.6 million or 47.1% increase resulted largely from the acquisition of Chester Valley, which had a residential portfolio of $50.4 million at the time of the acquisition, the above noted purchase of $22.8 million of adjustable rate mortgage loans along with originations through the Bank’s retail and correspondent broker networks.

Home Equity Loans.   In recent years, we have increased our emphasis on the origination of home equity loans and lines of credit, due to their shorter maturities (the maximum term of the Bank’s home equity loans is 20 years with the exception of purchase money second mortgage loans whose maximum term may be up to 30 years) and generally have higher interest rates. A home equity loan is a fixed-rate loan where the borrower receives the total loan amount at a closing and makes monthly payments to repay the loan within a specific time period. Home equity lines of credit are a revolving line of credit with a variable rate and a maximum term of 15 years. The borrower may draw on this account (up to the maximum credit amount) and repay this line at any time. At June 30, 2006, home equity loans and lines of credit aggregated $259.1 million or 24.0% of the total loan portfolio. Of this amount, $65.6 million were lines of credit. The $158.3 million or 157.0% increase over the June 30, 2005 balance is largely due to the acquisition of Chester Valley, which had home equity loans, and lines of credit of $138.7 million at the time of the Merger.

Home equity loans and lines of credit are secured by the borrower’s residence, on which the Bank generally obtains a second lien position on the underlying real estate. The Bank’s home equity programs provide financing in amounts up to 90% of the value of the property securing the loan, when combined with the first mortgage. In addition to originating home equity loans through our branch offices, we rely considerably on purchased loans from our network of correspondents.

Other Consumer Lending Activities.   The Bank offers various types of other consumer loans primarily consisting of loans secured by automobiles and to a much lesser extent deposit account loans, and unsecured personal loans. In addition to originating consumer loans, we facilitate the funding of student loans through our banking offices in conjunction with American Education Services (“AES/PHEAA”). Consumer loans other than home equity loans are originated through our branch network. At June 30, 2006, $4.3 million, or 0.4% of our total loan portfolio consisted of these types of loans. This compares to $2.1 million of other consumer loans, or 0.4% of the total loan portfolio, at June 30, 2005. At the time of the Merger, Chester Valley’s other consumer loans approximated $2.9 million.

Commercial Real Estate and Multi-Family Residential Real Estate Loans.   At June 30, 2006, commercial real estate and multi-family residential loans amounted to $326.3 million or 30.2% of the total loan portfolio. This compares to $174.9 million or 29.6% at June 30, 2005.

The Bank’s commercial real estate and multi-family residential loan portfolio consists primarily of loans secured by office buildings, retail and industrial buildings, strip shopping centers, residential properties with five or more units, non-FNMA eligible single-family residential investment properties and other properties used for commercial and multi-family purposes located within the Bank’s market area. During the year ended June 30, 2006, the commercial real estate and multi-family loan portfolio increased by $151.3 million, or 86.5%, due primarily to the Merger. At the time of the Merger, Chester Valley had $165.0 million in commercial real estate loans in its portfolio. During the fiscal year, the Bank has experienced repayments within this portfolio as borrowers locked in long-term rates with lenders who offered extended terms without recourse.

The Bank’s underwriting standards for the commercial real estate and multi-family residential loan portfolio allows for terms up to 25 years with monthly amortization over the life of the loan and loan to value ratios of not more than 80%. Interest rates are generally adjustable with a maximum interest rate reset period of five years. Prepayment fees are generally charged on most commercial real estate and multi-family loans in order to partially protect the Bank in a falling interest rate environment. Personal guarantees are generally required as additional security for this portfolio of loans.

Commercial real estate and multi-family real estate lending generally involves increased risks as compared to single-family residential lending including, but not limited to, larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. The Bank attempts to mitigate these risks by limiting loans to proven businesses, properties with historical operating performance sufficient to service the debt, utilizing conservative debt coverage ratios in the underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property. Additionally, independent appraisal reports are obtained on each loan to substantiate the property’s market value, and are reviewed by qualified Bank personnel or, in some instances, qualified third party consultants, prior to the closing of the loan.

Construction and Land Acquisition Loans.   Construction loans for residential and commercial projects, which generally are secured by properties in southeastern Pennsylvania. are originated within our market area. The Bank generally limits construction loans to builders and developers with whom the Bank has an established relationship, or who are otherwise known to officers of the Bank. Additionally, the Bank may acquire participation interests in certain construction loans originated by other local financial institutions that have similar underwriting standards as the Bank. These participation loans undergo a full underwriting in accordance with the Bank’s established policy. Construction loans outstanding at June 30, 2006 were $112.8 million, or 10.4% of total loans, compared to $86.7 million or 14.7% of total loans at June 30, 2005. The $26.1 million or 30.1% increase resulted primarily from the acquisition of Chester Valley, which had $46.4 million in construction loans in its portfolio at the time of the acquisition. During the past year, this portfolio declined as larger residential projects sold at a more rapid pace than anticipated and the demand for new construction financing was not as robust.

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

Independent appraisals are obtained for all construction loans and are reviewed and analyzed by qualified employees of the Bank or, in some instances, qualified third party consultants. Property inspections are done at inception as well as prior to advancing additional proceeds committed under the loan documents. Monthly payment of interest is required on all construction loans either through cash or an interest reserve established as part of the loan.

Construction loans can also be originated for the acquisition and development of land for sale (i.e. roads or other improvements). These loans generally require that the builder have a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and are generally limited to a loan to value of 75% or less of the appraised value. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released. Generally, all of these loans are in the Bank’s market area and are to developers with whom the Bank has a prior relationship. Personal guarantees from the borrowers are generally required for these loans.

Construction and land loans generally carry a higher degree of risk than single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.

In order to mitigate some of the risks inherent to construction lending, inspections are done both prior to origination and throughout construction prior to advancing funds, limiting the advancement of funds for speculative homes, limiting originations to builders who have established relationships or significant experience, as well as obtaining personal guarantees from the principals.

Commercial Business Loans.   At June 30, 2006, commercial business loans aggregated $80.8 million, or 7.5% of total loans, compared to $23.5 million at June 30, 2005, or 4.0% of total loans. The $57.3 million or 244.0% increase resulted primarily from the acquisition of Chester Valley, which had $64.2 million of commercial business loans in its portfolio at the time of the Merger. These loans are generally originated to small and medium sized businesses in our market area. These types of loans assist in the Bank’s asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return that compensate for the additional credit risk associated with these loans.

Generally, the Bank provides these loans on a secured basis and they are collateralized by accounts receivable, inventory, equipment, and/or other general corporate assets of the borrower. Additionally, the principals of the borrower guarantee most commercial business loans. Interest rates are adjustable, indexed to a published rate of interest or fixed.

Generally, commercial business loans have been characterized as having higher risks associated with them than single-family mortgage loans due to the borrowers’ business operations being more susceptible to local and national economic conditions as well as collateral being less tangible than real estate. These risks are mitigated by the Bank employing individuals experienced in this type of lending and by generally requiring the personal guarantees of the business’s principals. Additionally, in some instances, personal assets of the principals are obtained as additional security for these loans.

The following table shows the activity in our loan portfolio during the periods indicated.

	Year ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Loans held at the beginning of the period	$ 590,923	$530,156	$419,767
Originated and purchased for portfolio(1)(2):
Mortgage loans:
Single-family	142,305	52,933	110,707
Commercial real estate and multi-family	20,927	39,879	64,382
Construction	73,573	70,558	54,396
Home equity	96,995	54,782	73,209
Consumer loans	1,088	267	95
Commercial business loans	24,578	11,153	12,431
Total originations and purchases for portfolio	359,466	229,572	315,220
Loans acquired from the Merger	467,700	—	—
Amortization and curtailments	(336,167)	(168,460)	(204,104)
Charge-offs	(133)	(345)	(727)
Net increase in loans	490,866	60,767	110,389
Total loans held at the end of the period	$ 1,081,789	$590,923	$530,156

       (1) Excludes loans classified as held for sale at the time of origination.

       (2) Includes $22.8 million, $21.7 million and $85.6 million in purchased single-family mortgage loans in fiscal 2006, 2005 and 2004, respectively

Loans to One Borrower.   Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and pursuant to regulations for Federal Savings Banks, the aggregate loans that the Bank can make to any one borrower is equal to 15% of the Bank’s unimpaired capital and surplus (in our case, this amount would be approximately $18.8 million at June 30, 2006), although there are provisions that would allow us to lend an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. At June 30, 2006, our three largest credit relationships with an individual borrower and related entities amounted to $16.2 million, $11.9 million and $10.5 million; each of which are in conformity with the current loans to one borrower regulations described above.

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

On loans for which the Bank considers the collection of principal or interest payments doubtful, we cease the accrual of interest income (“non-accrual” loans). On loans more than 90 days past due, as to principal and interest payments, it is the Bank’s policy to discontinue accruing additional interest and reverse any interest currently accrued (unless it is determined that the loan principal and interest are fully secured and in the process of collection). On occasion, a loan may be placed on non-accrual earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

	At June 30, 2006		At June 30, 2005
	30 to 59 days	60 to 89 days	30 to 59 days	60 to 89 days
	(Dollars in thousands)
Mortgage loans:
Single-family	$1,204	$ 71	$1,635	$456
Commercial real estate and multi-family	519	5,466	831	—
Construction	239	264	163	—
Home equity	587	152	96	18
Consumer loans	—	1	2	3
Commercial business loans	51	689	—	—
Total delinquent loans receivable	$2,600	$6,643	$2,727	$477

Loans delinquent 30 to 89 days amounted to $9.2 million at June 30, 2006 compared to $3.2 million at June 30, 2005. Management continues to regularly monitor all delinquent loan activity. Management does not consider the current level of delinquencies to be of any significant concern as, based upon past experience, most loans, are expected to return to fully performing status without going to non-accrual status. In any event, management believes that these loans are adequately collateralized or the allowance is adequate to cover any potential collateral shortfall.

Non-Performing Assets.   The following table sets forth information with respect to non-performing assets we have identified, including non-accrual loans and other real estate owned. Total non-performing assets amounted to $15.8 million, or 1.00% of total assets, at June 30, 2006 compared to $3.1 million, or 0.33% of total assets, at June 30, 2005. The $12.7 million increase in the Company’s non-performing assets during fiscal 2006 was due primarily to six loan relationships. Five of these relationships were non-performing assets acquired in the Merger and had an aggregate principal balance of $6.6 million at June 30, 2006. The sixth loan was a $5.3 million commercial real estate loan secured by first mortgages on approximately 100 single-family residential rental properties located in the Bank’s market area. Due to the borrower’s cash flow problems, this loan was 60 days delinquent at June 30, 2006. With the Bank’s consent, the borrower has commenced a plan to sell the properties securing the loans with a portion of the proceeds being required to pay down the Bank’s loan. All of these loans were on non-accrual status at June 30, 2006. The five non-performing loan relationships acquired in the Merger included a $2.0 million commercial real estate loan which was over 90 days delinquent at June 30, 2006 and is secured by commercial real estate located in Virginia. Subsequent to June 30, 2006, the Bank foreclosed on this property and the underlying collateral is now classified as real estate owned. The Bank has executed an agreement of sale for the property and the sale is expected to close by the end of the quarter ending December 31, 2006 at no additional loss. Three additional non-performing loan relationships acquired in the Merger aggregating approximately $1.1 million are commercial business loans for which the Bank has been receiving payments; however, the Bank placed the loans on non-accrual as a result of past cash flow problems experienced by the borrower and a potential deficiency in the collateral securing the loans. The final non-performing loan relationship acquired in the Merger includes two loans to a single borrower aggregating $3.5 million. Subsequent to the Company’s earnings release on August 14, 2006, management, through additional investigation, became aware that this borrower’s revenue shortfall, while initially expected to be short-term, was long-term in nature and that the value of the collateral securing the loans was significantly below the outstanding balance of the loans, thus requiring an increase to the provision for loan losses of approximately $2.3 million. Prior to the aforementioned earnings release, the loan was classified as substandard; however, the classification has since been downgraded to doubtful.

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Accruing loans 90 or more days past due
Mortgage loans	$ —	$ 109	$ —	$ 367	$ —
Commercial business loans	—	—	—	147	200
Other	—	—	3	—	—
Total accruing loans 90 or more days past due	—	109	3	514	200
Non-accrual loans
Mortgage loans:
Single-family	1,059	146	568	1,064	1,897
Commercial real estate and multi-family	7,753	315	48	48	1,179
Home equity	479	99	39	236	55
Consumer	154	—	16	7	104
Commercial business	6,036	106	698	360	724
Total non-accrual loans	15,481	666	1,369	1,715	3,959
Performing troubled debt restructurings	256	1,912	1,404	1,463	1,512
Total non-performing loans	15,737	2,687	2,776	3,692	5,671
Other real estate owned, net	51	439	403	391	85
Total non-performing assets	$ 15,788	$3,126	$3,179	$4,083	$5,756
Non-performing loans to total loans	1.45%	0.46%	0.52%	0.88%	1.26%
Non-performing assets to total assets	1.00%	0.33%	0.34%	0.48%	0.76%

Classified and Criticized Assets.   Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, based upon their judgment, classify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions and values, questionable, and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Federal regulations also require another unclassified category designated “special mention” to be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. At June 30, 2006, the Company had $6.6 million of assets classified as substandard, consisting of $974 thousand of single-family mortgage loans, $5.1 million of commercial real estate and business loans and $525 thousand of consumer loans, and $12.4 million classified as doubtful, consisting of $12.3 million of commercial real estate and business loans and $86 thousand of single-family mortgage loans. There were no loans classified as loss at June 30, 2006. This compares to $1.9 million of assets classified as substandard, consisting of $1.2 million of commercial business and construction loans and $665 thousand of single-family mortgage loans, and $487 thousand classified as doubtful, consisting entirely of commercial real estate and business loans at June 30, 2005.

Allowance for Loan Losses.   The allowance for loan losses is maintained at a level management believes is adequate to cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Our determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. We use historical loss factors for each loan type and for loans considered to have a higher degree of risk. Additional components that may be used include, but are not limited to delinquency trends, asset classification trends and current economic conditions. Management then assesses these conditions and establishes, to the best of its ability, the allowance for loan loss from within the range calculated, based upon the facts known at that time. The methodology does not imply that any portion of the allowance for loan loss is restricted, but the allowance for loan losses applies to the entire loan portfolio.

The allowance is increased by a provision for loan losses, which is charged against income. As shown in the table below, at June 30, 2006, our allowance for loan losses amounted to $16.7 million or 106.4% and 1.55% of our non-performing loans and total loans receivable less deferred fees, respectively.

	Year ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance—beginning of period	$ 6,113	$ 5,220	$ 5,312	$ 4,626	$4,313
Plus: provisions for loan losses	3,205	1,232	426	1,034	1,212
Less: charge-offs for
Mortgage loans	(24)	(7)	(58)	(284)	(12)
Consumer loans	(62)	(22)	(11)	(4)	(173)
Commercial business loans	(47)	(316)	(658)	(103)	(769)
Total charge-offs	(133)	(345)	(727)	(391)	(954)
Plus: recoveries for
Mortgage loans	36	6	74	—	—
Consumer loans	44	—	1	—	11
Commercial business loans	535	—	134	43	44
Total recoveries	615	6	209	43	55
Allowance acquired from the Merger	6,937	—	—	—	—
Balance—end of period	$ 16,737	$ 6,113	$ 5,220	$ 5,312	$4,626
Allowance for loan loss to total end of period non-performing loans	106.35%	227.50%	188.04%	143.88%	81.57%
Charge-offs to average loans	0.01%	0.06%	0.16%	0.08%	0.21%
Allowance for loan loss to end of period total loans less deferred fees	1.55%	1.05%	1.27%	1.27%	1.03%

The provision for loan losses for the year ended June 30, 2006 was $3.2 million, an increase of $2.0 million from $1.2 million in the prior year. Net recoveries in fiscal 2006 were $482 thousand as compared to net charge-offs of $339 thousand in fiscal year 2005. The primary reason for the increase in the allowance for loan losses was the Merger, as Chester Valley’s allowance to total loans on the date of the Merger was greater than that of the Company due to a higher concentration of loans in the commercial business and consumer lending areas. The increase in the provision for loan losses in fiscal 2006 compared to fiscal 2005 was due primarily to aforementioned increase in non-performing loans and classified loans. Management assesses the allowance for loan losses at least quarterly, and makes any necessary provision for losses needed to maintain our allowance for losses at a level deemed adequate. We believe that the allowance for loan losses was adequate at June 30, 2006 to cover losses that are both probable and reasonably estimable based upon the facts and circumstances known to us at that date.

Effective December 21, 1993, the OTS in conjunction with the Comptroller of the Currency, the FDIC and the Federal Reserve Board issued a Policy Statement regarding a financial institution’s allowance for loan and lease losses. The Policy Statement, which reflects the position of the regulatory agencies and does not necessarily constitute generally accepted accounting principles, includes guidance (i) on our responsibilities for the assessment and establishment of an adequate allowance; and (ii) for the agencies’ examiners to use in evaluating the adequacy of such allowance and the policies used to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of the institution’s portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 30% to 50% of the portfolio that is classified doubtful; (ii) 10% to 20% of the portfolio classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available as of the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a “floor” or “ceiling”. Our policy for establishing loan losses is consistent with the Policy Statement. In July 2001, the SEC issued Staff Accounting Bulletin (“SAB”) No. 102, “Selected Loan Loss Allowance Methodology And Documentation Issues”. The guidance in the SAB was effective immediately and focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan losses. Concurrent with the SEC’s issuance of SAB No. 102, the federal banking agencies, represented by the FFIEC issued an interagency policy statement entitled “Allowance For Loan and Lease Loss Methodologies And Documentation For Banks and Savings Institutions” (“FFIEC Policy Statement”). The SAB and FFIEC Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan loss methodologies and supporting documentation. Management believes to the best of its knowledge that the Bank’s documentation relating to the allowance for loan loss is consistent with this guidance.

The allocation of the allowance for loan losses is shown in the table below. It is broken down by loan type at June 30, 2006. Through such allocations, we do not intend to imply that actual future charge-offs will necessarily follow the same pattern or that any portion of the allowance is restricted.

	June 30, 2006		June 30, 2005		June 30, 2004		June 30, 2003		June 30, 2002
	Amount	Percentof loan type to total loans	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans
	(Dollars in thousands)
Mortgage loans:
Single-family	$ 473	27.59%	$ 155	34.34%	$ 155	34.15%	$ 161	31.40%	$ 255	40.40%
Commercial real estate and multi-family	7,412	30.16	2,280	29.60	2,345	34.12	2,705	37.14	2,239	29.90
Construction	1,979	10.42	2,169	14.66	1,598	10.75	1,156	8.62	937	6.52
Home equity	1,351	23.96	537	17.06	484	17.32	430	17.39	472	16.70
Total mortgage loans	11,215	92.13	5,141	95.66	4,582	96.34	4,452	94.55	3,903	93.52
Consumer loans	663	0.40	71	0.36	53	0.32	70	0.55	70	2.24
Commercial business loans	4,859	7.47	901	3.98	585	3.34	790	4.90	653	4.24
Total	$ 16,737	100.00%	$6,113	100.00%	$5,220	100.00%	$5,312	100.00%	$4,626	100.00%

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

The Bank will from time to time use hedging programs such as interest rate swaps, caps, collars or other activities involving the use of off-balance sheet financial derivatives to assist in its’ Asset/Liability management and the mitigation of interest rate risk. The Bank has not purchased mortgage-backed derivative instruments that would be characterized “high-risk” under OTS regulations at the time of purchase, nor has it purchased corporate obligations, which are not rated investment grade.

SFAS No. 115 requires the Company to classify a security as available for sale (“AFS”), held-to-maturity (“HTM”), or trading, at the time of acquisition. Securities classified as HTM must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under certain rare circumstances. HTM securities are accounted for based upon the historical cost of the security. AFS securities can be sold at any time based upon our needs or judgment as to market changes. AFS securities are accounted for at fair value with unrealized gains and losses on these securities, net of income tax effects, reflected in the stockholders' equity section of our Statement of Financial Condition.

Additionally, securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the consolidated statements of income.

Management does not believe any individual unrealized loss as of June 30, 2006 represents an other-than-temporary impairment. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. The severity of the impairment as a percent of the total investment position is nominal and the duration of the impairment to date is short. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality. Additionally, the Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

At June 30, 2006, investment securities amounted to $303.4 million, or 19.2% of total assets. This includes a $4.1 million unrealized loss, net of income tax, on those investment securities classified as AFS. The portfolio consists of US government and agency securities, many with callable features and agency and non-agency mortgage-backed pass-through securities, collateralized mortgage obligations, municipal bonds, equity investments primarily in mutual funds.

The following table sets forth information on the carrying value and the amortized cost of our securities classified as held to maturity and available for sale at the dates indicated.

	At June 30,
	2006		2005		2004
	Amortized Cost	Fair value	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$—	$—	$19,801	$20,230	$18,132	$18,183
US Gov’t agency securities	—	—	15,000	14,818	16,000	15,717
CMOs	72,355	70,425	90,449	90,856	49,018	49,001
Mortgage-backed securities	33,206	31,662	39,201	39,005	15,363	15,500
Total held to maturity	105,561	102,087	164,451	164,909	98,513	98,401

	Amortized Cost	Carrying value	Amortized Cost	Carrying value	Amortized Cost	Carrying value
Available for sale:
Interest earning deposits	—	—	98	98	—	—
Corporate debt securities	14,419	14,208	—	—	—	—
Municipal bonds	9,105	9,127	—	—	—	—
Equity securities(1)	11,642	11,326	9,733	9,502	9,188	9,079
US Gov’t agency securities	35,473	34,297	45,484	44,867	75,031	73,459
CMOs	29,059	28,498	3,786	3,795	—	—
Mortgage-backed securities	103,523	99,469	91,565	90,255	141,756	139,466
Total available for sale	203,221	196,925	150,666	148,517	225,975	222,004
Total securities	$308,782	$299,012	$315,117	$313,426	$324,488	$320,405

       (1) Includes mutual funds with a fair value of approximately $10.3 million at June 30, 2006.

Prior to the effective date of the Merger, the Bank undertook a strategy to de-leverage a portion of its balance sheet by, among other things, selling certain of its AFS securities. This effort has resulted in the Company selling an aggregate of approximately $95.9 million in securities which resulted in an aggregate net loss of approximately $912 thousand. Prior to the effective date of the Merger, both Willow Financial Bank and First Financial Bank had taken advantage of market conditions in selling certain securities which did not result in an aggregate loss to either Company, or in the case of First Financial Bank, would potentially reduce a negative mark to market in purchase accounting. The net proceeds received from this strategy were utilized to repay higher costing Federal Home Loan Bank borrowings.

Mortgage-Backed Securities (“MBS”) and Collateralized Mortgage Obligations (“CMOs”).   At June 30, 2006, the investment securities portfolio contained MBSs with a carrying value of $33.2 million and $99.5 million in HTM and AFS, respectively, and CMOs of $72.4 million and $28.5 million in HTM and AFS, respectively. This compared to $39.2 million and $90.3 million in HTM and AFS MBSs, respectively, and $90.4 million and $3.8 million in HTM and AFS CMOs, respectively, at June 30, 2005. MBSs represent a participation interest in a pool of single-family or multi-family mortgages. Mortgages are sold by various originators to intermediaries (generally agencies of the US Government and government sponsored enterprises) that pool and repackage the mortgages and sell participation interests in the pools to investors. The servicer of the mortgage loan collects the principal and interest payments and passes those payments through to the intermediary who then remits the payment to the investor. The US Government agencies and government sponsored enterprises, primarily the Government National Mortgage Association (“GNMA”), FNMA and FHLMC, guarantee the timely payment of principal and interest on these securities. MBSs that are pooled by US Government or government sponsored enterprises are known as agency mortgage-backed securities. Other private servicers may pool mortgages into similar pass-through securities and are known as non-agency MBSs. These non-agency MBSs do not have the guaranteed timely payment of principal and interest that an agency MBS has, and may also include loans that may not qualify to be included in an agency MBS, for reasons such as, but not limited to, the size of the loan.

MBSs are issued in stated principal amounts and are backed by mortgage loans within a specific interest rate range, but may have varying maturity dates. The underlying pool of mortgages may be comprised of either fixed-rate or adjustable-rate mortgage loans. Each MBS pool will also differ based upon the actual level of prepayment experienced by the underlying mortgage loans.

At June 30, 2006, the weighted average life of our fixed rate and adjustable rate mortgage-backed securities was approximately 3.8 years and 5.0 years, respectively, based upon management’s assumptions related to the future prepayments of the underlying mortgages. Prepayments that are greater than those projected will shorten the remaining term of the security, while a decrease in the amount of prepayments will lengthen the amount of time until the security matures. Prepayments depend on many factors, including the type of mortgage, the coupon rate, the remaining period until the loan matures or the rate is scheduled to reset, the geographic region, and the general level of market interest rates. During periods of rising interest rates, if the coupon rates of the underlying mortgages are less than prevailing market rates offered on mortgages, refinancing will decrease and prepayments of the mortgages underlying the security will decline. Conversely, when market interest rates are falling, and the coupon rate on the underlying mortgage exceeds the prevailing market interest rate for mortgages offered, refinancings tend to increase which will increase the amount of prepayments of the underlying mortgages.

CMOs are securities that are structured from a pool of MBSs or whole loans. The structuring results in sectors known as tranches. Each tranche within a CMO will have different cash flow requirements and interest rates. Although still subject to prepayments, this structuring into tranches provides a more predictable cash flow to the bondholder.

US Government and Government Agency Securities and Municipal Bonds.   At June 30, 2006, the carrying value of US government and US government agency securities within the investment securities portfolio was $34.3 million, which includes approximately $1.2 million in unrealized losses, compared to $59.9 million, which included approximately $799 thousand in unrealized losses, at June 30, 2005. This portfolio is comprised primarily of securities issued by the FHLB, FNMA, FHLMC and the Federal Farm Credit Bank. Many of these securities have call features that allow the issuer to redeem these securities at par value prior to their stated maturity. Generally, if the prevailing market interest rate on new issue callable agency securities with similar maturities exceeds the coupon rate of the security with the call feature, the call will not be exercised. Conversely, if the prevailing market interest rate for new issue agency callable securities with similar maturities is below the coupon rate of the security with the call feature, the call will be exercised and the bond will be redeemed. When calls are exercised and bonds redeemed prior to their maturity, the Bank faces the risk of re-investing those proceeds into other investments with lower yields or longer terms.

Municipal bonds, which were classified as held to maturity at June 30, 2005, were sold as part of the Company’s de-leveraging strategy referenced above in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The remaining municipal bonds classified as AFS were assumed as a part of the Merger.

Municipal bonds classified as AFS at June 30, 2006 are generally issued by local school districts as well as three non-rated Pennsylvania Municipal Authority bonds that are classified as substandard. At June 30, 2006, the aggregate book value of these bonds was $3.6 million. Two of the three bonds, with an aggregate book value of $3.0 million at June 30, 2006, are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options. A third bond was issued by the Housing Authority of Chester County and has a book balance of $539 thousand at June 30, 2006, and bears interest at rates between 5.60% and 6.00% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development (“HUD”). HUD has provided additional funds to build additional houses, which have been donated to this bond issue. The construction of the homes has been completed and the retirement of the bond issue is dependent upon proceeds from either the rental or sale of the homes.

Other Investments.   Other than MBSs, US government and government agency securities and municipal bonds, we have investments in various equity securities and mutual funds. At June 30, 2006, $1.0 million was invested in equity securities and $10.3 million was invested in mutual funds. The equity securities include stock of several publicly traded companies. The mutual fund investment of $10.3 million is backed primarily by investments in adjustable-rate mortgage-backed securities and other investments authorized by our investment policy.

Sources of Funds

General.   Deposits are the primary source of funds for the Bank’s lending and investment activities. In addition to deposits, funds are provided from the amortization and prepayments within the loan and mortgage-backed securities portfolios, maturities of investments, and borrowings. Scheduled loan amortization is a relatively stable source of funds. However, competition and the general level of interest rates and market conditions significantly influences deposit inflows and outflows. Borrowings may be used on a short-term basis to compensate for reductions in other funding sources. On a longer-term basis, borrowings may be used for general business purposes.

Deposits.   As shown in the table below, during the year ended June 30, 2006, the Bank’s core deposit accounts (which we consider to be all deposits other than our certificate accounts) increased to 69.4% of total deposits from 60.0% of deposits at June 30, 2005.

	At June 30,
	2006		2005
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Savings accounts (passbooks, statements and clubs)	$101,119	10.3%	$84,164	14.0%
Money market accounts	305,299	31.0%	133,883	22.2%
Certificates of deposit	301,627	30.6%	240,936	40.0%
Checking accounts:
Interest-bearing	114,329	11.6%	60,933	10.1%
Non-interest-bearing	162,864	16.5%	82,762	13.7%
Total	$985,238	100.0%	$602,678	100.0%

During the year ended June 30, 2006, total deposits increased by $382.6 million or 63.5% compared to the year ended June 30, 2005. The increase occurred primarily from the Merger as Chester Valley had total deposits of $437.1 million on the acquisition date. Core deposits, as previously defined, increased by $321.9 million also as a result of the Merger, as Chester Valley had total core deposits of $331.3 million on the acquisition date.

	Year ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Beginning balance	$602,678	$603,115	$586,643
Net (decrease) increase in deposits	(67,594)	(9,569)	7,981
Deposits assumed in acquisition	437,065	—	—
Interest credited	13,089	9,132	8,491
Ending balance	$985,238	$602,678	$603,115

The following table sets forth by various interest rate ranges, the amount of our certificates of deposit at the dates indicated.

	At June 30,
	2006	2005
	(Dollars in thousands)
Interest rates:
from 0.00% to 2.99%	$76,344	$135,015
from 3.00% to 3.99%	115,702	92,375
from 4.00% to 4.99%	96,206	12,743
from 5.00% to 5.99%	11,211	167
6.00% and over	2,164	636
Total	$301,627	$240,936

Shown below are the amount and remaining term to maturity for certificates of deposit as of June 30, 2006.

	Amounts maturing in
	Six months or less	Over six months through one year	Over one year through two years	Over two years through three years	Over three years
Interest rates:	(Dollars in thousands)
0.00% to 2.99%	$36,051	$22,065	$13,001	$3,241	$1,986
3.00% to 3.99%	65,608	31,728	13,543	2,091	2,732
4.00% to 4.99%	24,440	30,985	16,105	8,416	16,260
5.00% to 5.99%	801	3,273	2,799	3,168	1,170
6.00% and over	401	793	213	228	529
Total	$127,301	$88,844	$45,661	$17,144	$22,677

At June 30, 2006 the total amount of outstanding certificates of deposit in amounts greater than or equal to $100 thousand was $63.0 million. The following table provides information regarding the maturity of these certificates of deposit.

Amounts maturing in
Three months or less	Over three months through six months	Over six months through one year	Over one year	Total
(Dollars in thousands)
$8,613	$16,164	$19,034	$19,213	$63,024

Borrowings.   The Bank utilizes outside borrowings to supplement our funding needs and in the past, under certain instances, as revenue enhancement programs to take advantage of arbitrage opportunities when investment returns exceeded the cost of borrowings. At June 30, 2006, the Company had $372.0 million in outstanding borrowings, which were comprised of $282.7 million in FHLB borrowings, $53.2 million in repurchase agreements and $36.1 million of trust preferred securities. The investment in FHLB stock, as well as a portion of our residential mortgage loan portfolio and investment securities portfolio, secure advances from the FHLB. The FHLB of Pittsburgh provides an array of borrowing programs which include: fixed or variable rate programs; various fixed terms ranging from overnight to 20 years; and other programs that have callable or putable features attached to them. The Bank intends to continue to utilize borrowings in the future as an alternative source of funds. The repurchase agreements are secured by various securities within the Company’s investment securities portfolio.

As noted previously, the Company initiated a de-leveraging program prior to the August 31, 2005 effective date of the Merger, which continued through December 31, 2005, in which certain securities were sold and the proceeds were utilized to fund the cash requirements of the Merger and to repay higher rate borrowings. The program resulted in the repayment of $65.0 million of FHLB borrowings. Additionally, Chester Valley had initiated a de-leveraging program prior to the effective date of the Merger and repaid approximately $20.8 million of its borrowings prior to the Merger.

The following table sets forth certain information regarding our borrowings for the periods indicated.

	At or for the year ended
	June 30, 2006	June 30, 2005
	(Dollars in thousands)
FHLB advances:
Average balance outstanding for the period	$314,920	$250,299
Maximum outstanding at any month end	364,572	275,035
Balance outstanding at end of the period	282,717	237,400
Average interest rate for the period	4.02%	3.52%
Interest rate at the end of the period	4.24%	3.80%
Repurchase agreements:
Average balance outstanding for the period	$26,156	—
Maximum outstanding at any month end	53,152	—
Balance outstanding at end of the period	53,152	—
Average interest rate for the period	4.04%	—
Interest rate at the end of the period	4.74%	—

At June 30, 2006 the maturity of our FHLB advances ranged from July 3, 2006 to October 1, 2018. Certain advances also require monthly payments of principal. At June 30, 2006, $164.0 million of FHLB advances were callable at the option of the FHLB within certain parameters, of which $119.0 million could be called within one year. Of the FHLB advances that are callable at the discretion of the FHLB, $60.0 million of these advances could be called only if an index exceeded a specific pre-determined rate.

Trust Preferred Securities.   Effective with the acquisition of Chester Valley, the Company assumed the liability for $10.5 million of Junior Subordinated Debentures to the Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity as a result of the acquisition of Chester Valley. The Trust issued $10.0 million of Trust Preferred Securities to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the OTS. The Trust Preferred Securities are callable by the Company on or after March 26, 2007, or at any time in the event the deduction of related interest expense for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2032.

On March 31, 2006, the Company issued $25.8 million of Junior Subordinated Debentures to Willow Grove Statutory Trust I, a Connecticut Statutory Trust, in which the Company owns all of the common equity. The Trust then issued $25.0 million of Trust Preferred Securities, which pay interest quarterly at three-month Libor plus 1.31% to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but qualify as Tier I capital of the Bank to the extent of the amount of the proceeds, which are invested in the Bank. The Trust Preferred Securities are callable by the Company on or after June 15, 2011. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2036.

Accounting for Derivative Instruments and Hedging

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. In accordance with SFAS No. 133, “Accounting for Derivative Instruments”, the Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in the statement of operations within interest income or interest expense. For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the statement of operations as the hedged item. In addition, the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the statement of operations.

As part of the Merger, the Company assumed the responsibility for a $20 million notional interest rate swap whereby the Company paid a variable rate and received a fixed rate. The interest rate swap had been used to hedge certain Federal Home Loan Bank borrowings of the former Chester Valley. On the date of the Merger, the interest rate swap and the hedged borrowings were marked to fair value in purchase accounting. In September 2005, the hedged borrowings were repaid and $10 million notional amount of the interest rate swap was unwound with the counter-party. After performing the appropriate documentation of the derivative instrument, the Company designated the remaining $10 million notional amount interest rate swap as a fair value hedge of certain existing borrowings of Willow Financial Bank. The swap had the effect of converting a fixed rate borrowing to an adjustable rate borrowing. During the quarter ended December 31, 2005, the derivative instrument ceased to be a highly effective hedge; therefore, the Company discontinued hedge accounting resulting in a pre-tax charge to the statement of operations of $47 thousand. The interest rate swap was unwound in February 2006 without resulting in any additional impact to the statement of operations. The basis adjustment that was previously recorded on the hedged borrowing that is recorded in the statement of financial condition is amortized as a reduction in interest expense over the remaining life of the borrowing using the interest method.

Additionally, in August 2003, Chester Valley had purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap (“Interest Rate Corridor”) that expires in August 2008. The Company paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. The Company performed the appropriate analysis and documentation at inception and designated the interest rate corridor to hedge certain borrowings of Willow Financial Bank, which were variable in nature and indexed to Three Month LIBOR. The Interest Rate Corridor is being used to hedge the cash flows of this borrowing. The Interest Rate Corridor could potentially reduce the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor has two components: the intrinsic value and the time value of the option. The Interest Rate Corridor is marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income and changes in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined. The fair value of the Interest Rate Corridor at June 30, 2006 was $1.2 million.

REGULATION

Set forth below is a brief description of certain laws and regulations, which are applicable to Willow Financial Bancorp and Willow Financial Bank, including our business segment, PCIS. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

General

Willow Financial Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Willow Financial Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Willow FinancialBank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Federal laws and regulations determine the investment and lending authority of savings institutions, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

The Office of Thrift Supervision regularly examines Willow Financial Bank and prepares reports for consideration by its Board of Directors on any deficiencies that it may find in the Bank’s operations. The Federal Deposit Insurance Corporation also has the authority to examine Willow Financial Bank in its role as the administrator of the Deposit Insurance Fund. Willow Financial Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and, to a lesser extent, state laws, especially in such matters as the ownership of savings accounts and the form and content of Willow Financial Bank’s mortgage requirements. The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Any change in such laws or regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on us and Willow Financial Bank and our operations.

Willow Financial Bancorp, Inc.

Willow Financial Bancorp is a registered savings and loan holding company under Section 10 of the Home Owners’ Loan Act, as amended and subject to Office of Thrift Supervision examination and supervision as well as certain reporting requirements. In addition, because Willow Financial Bank’s deposits are insured by the Deposit Insurance Fund maintained by the Federal Deposit Insurance Corporation. Willow Financial Bank is subject to certain restrictions in dealing with Willow Financial Bancorp and with other persons affiliated with the Bank.

Generally, the Home Owners’ Loan Act prohibits a savings and loan holding company, such as us, directly or indirectly, from (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior Office of Thrift Supervision approval, (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior Office of Thrift Supervision approval, or (3) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof) without prior Office of Thrift Supervision approval or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire as a separate subsidiary a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (a) in the case of certain emergency acquisitions approved by the Federal Deposit Insurance Corporation, (b) if the holding company controlled (as defined) such savings institution as of March 5, 1987 or (c) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company’s voting shares may, except with the prior approval of the Office of Thrift Supervision, acquire control of any savings institution which is not a subsidiary of such holding company.

Willow Financial Bank

Insurance of Accounts.   The deposits of Willow Financial Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

Under current Federal Deposit Insurance Corporation regulations, insured institutions are assigned to one of three capital groups which are based solely on the level of an institution’s capital—“well capitalized,” “adequately capitalized,” and “undercapitalized”—which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those, which are considered to be healthy to those, which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2006 ranging from zero for well capitalized, healthy institutions, such as Willow Financial Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the second quarter of 2006 was .00315% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Willow Financial Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances, which would result in termination of Willow Financial Bank’s deposit insurance.

Deposit Insurance Reform.   On February 8, 2006, President George W. Bush signed into law legislation that merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the Federal Deposit Insurance Corporation greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.

Major provisions in the legislation include:

•       merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

•       maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

•       providing the Federal Deposit Insurance Corporation with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

•       providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; and

•       requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

Regulatory Capital Requirements.   The Office of Thrift Supervision capital requirements consist of a “tangible capital requirement,” a “leverage capital requirement” and a “risk-based capital requirement.” The Office of Thrift Supervision is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.

Under the tangible capital requirement, a savings bank must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage-servicing rights.

Under the leverage capital requirement adopted by the Office of Thrift Supervision, savings banks must maintain “core capital” in an amount equal to at least 3.0% of adjusted total assets. Core capital is defined as common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under generally accepted accounting principles, and “qualifying supervisory goodwill,” less non-qualifying intangible assets.

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

Certain exclusions from capital and assets are required for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. However, in calculating regulatory capital, institutions must exclude unrealized losses and gains on securities available for sale, net of taxes, reported as a separate component of capital calculated according to U.S. generally accepted accounting principles.

In its letter approving the merger of Willow Financial Bank and Chester Valley, the Office of Thrift Supervision, as one of its conditions for approval, indicated that, for the periods ending December 31, 2005, 2006 and 2007, Willow Financial Bank must have tier one core capital ratios at least equal to 6.50%, 6.75%, and 7.25%, respectively, and total risk-based capital ratios at least equal to 11.97%, 12.02% and 12.40%, respectively. Willow Financial Bank also must submit to the Office of Thrift Supervision, quarterly status reports detailing its compliance with the conditions on regulatory capital outlined in its approval letter. The Office of Thrift Supervision’s conditions for approval of the Bank Merger also indicated that, for the periods ending December 31, 2005, 2006 and 2007, Willow Financial Bancorp must have consolidated tangible capital ratios at least equal to 5.14%, 5.59% and 6.12%, respectively. Willow Financial Bancorp also must submit to the Office of Thrift Supervision quarterly status reports. We are in compliance with these regulatory capital ratios.

Office of Thrift Supervision regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to Willow Financial Bank’s level of ownership, including the assets of includable subsidiaries in which Willow Financial Bank has a minority interest that is not consolidated for generally accepted accounting principles purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2006, Willow Financial Bank had no investments subject to a deduction from tangible capital.

Under currently applicable Office of Thrift Supervision policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital calculated according to U.S. generally accepted accounting principles.

At June 30, 2006, Willow Financial Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 7.8%, 7.8% and 13.2%, respectively.

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

Under the Federal Deposit Insurance Corporation Improvement Act an institution is deemed to be (a) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (b) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized,” (c) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (d) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (e) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At June 30, 2006, Willow Financial Bank was in the “well capitalized” category for purposes of the above regulations.

Safety and Soundness Guidelines.   The Office of Thrift Supervision and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards may be required to submit compliance plans to their appropriate federal regulators. The Office of Thrift Supervision and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. Willow Financial Bank believes that it is in compliance with these guidelines and standards.

Capital Distributions.   Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If the filing of an application is not required, savings institutions that are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Branching by Federal Savings Institutions.   Office of Thrift Supervision policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS’ domestic building and loan test (generally, 60% of a thrift’s assets must be housing-related) (“IRS Test”). The IRS Test requirement does not apply if: (a) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (b) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (c) the branch was operated lawfully as a branch under state law prior to the savings institution’s reorganization to a federal charter.

Furthermore, the Office of Thrift Supervision will evaluate a branching applicant’s record of compliance with the Community Reinvestment Act of 1977. An unsatisfactory Community Reinvestment Act record may be the basis for denial of a branching application.

Community Reinvestment Act and the Fair Lending Laws.   Savings institutions have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the fair lending laws could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice.

Qualified Thrift Lender Test.   All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the qualified thrift lender test by either qualifying as a domestic building and loan bank as defined in Section 7701(a)(19) of the Internal Revenue Code or by meeting the second prong of the qualified thrift lender test set forth in Section 10(m) of the Home Owner’s Loan Act. A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with the following restrictions on its operations: (a) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (b) the branching powers of the institution shall be restricted to those of a national bank; (c) the institution shall not be eligible to obtain any new advances from its Federal Home Loan Bank, other than special liquidity advances with the approval of the Office of Thrift Supervision; and (d) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a qualified thrift lender, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding Federal Home Loan Bank advances (subject to safety and soundness considerations).

Currently, the portion of the qualified thrift lender test that is based on Section 10(m) of the Home Owners’ Loan Act rather than the Internal Revenue Code requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the Federal Home Loan Bank of Pittsburgh; and direct or indirect obligations of the Federal Deposit Insurance Corporation. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by Fannie Mae or Freddie Mac. Portfolio assets consist of total assets minus the sum of (a) goodwill and other intangible assets, (b) property used by the savings institution to conduct its business, and (c) liquid assets up to 20% of the institution’s total assets. At June 30, 2006, approximately 71.9% of the portfolio assets of Willow Financial Bank were qualified thrift investments.

Federal Home Loan Bank System.   Willow Financial Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its board of directors. At June 30, 2006, Willow Financial Bank had $282.7 million of Federal Home Loan Bank advances.

As a member, Willow Financial Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the members’ aggregate amount of outstanding advances and 0.7% of the members’ unused borrowing capacity. At June 30, 2006, Willow Financial Bank had $16.9 million in stock of the Federal Home Loan Bank of Pittsburgh, which was in compliance with this requirement.

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

Federal Reserve System.   Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2006, Willow Financial Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

Savings banks are authorized to borrow from a Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require savings banks to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank advances, before borrowing from a Federal Reserve Bank.

Affiliate Restrictions.   Section 11 of the Home Owners’ Loan Act provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act.

Generally, Sections 23A and 23B and Office of Thrift Supervision regulations issued in connection therewith limit the extent to which a savings institution or its subsidiaries may engage in certain “covered transactions” with affiliates to an amount equal to 10% of the institution’s capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. Section 23B applies to “covered transactions” and certain other transactions and requires that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate.

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

Federal Securities Law

The Company’s common stock is registered with the SEC under the Securities Exchange Act of 1934, as amended. It is therefore subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided require pre-approval by the Company’s audit committee. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (“FAIR”) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerated the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Sarbanes-Oxley Act increased the oversight of, and codified certain requirements relating to audit committees of public companies and how they interact with the Company’s “registered public accounting firm” (“RPAF”). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of a company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Sarbanes-Oxley Act also required the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders, which became effective for the Company for the fiscal year ended June 30, 2005. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with (or reconciled to) U.S. generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with U.S. generally accepted accounting principles and the rules and regulations of the SEC.

Regulation of PCIS

General

As noted above, while PCIS is no longer a subsidiary of the Company, it operates as a business segment of the Company, and its results continue to be included in the Company’s consolidated financial statements. PCIS is subject to regulation by a number of federal regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. The Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations (“SROs”), principally the NASD (and its subsidiaries NASD Regulation, Inc.), and the other national securities exchanges. These SROs, which are subject to oversight by the SEC, adopt rules (which are subject to approval by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers.

PCIS is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act’), signed into law on October 26, 2001. The USA Patriot Act requires financial institutions to adopt and implement policies and procedures designed to prevent and defeat money laundering. PCIS believes it is in compliance with the USA Patriot Act.

Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. PCIS is registered as a broker-dealer with the SEC and in all 50 states and in the District of Columbia, and is a member of, and subject to regulation by, a number of SROs, including the NASD.

As a result of federal and state registration and SRO memberships, PCIS is subject to overlapping schemes of regulation that cover all aspects of its securities business. Such regulations cover matters including capital requirements, uses and safe-keeping of clients’ funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, “suitability” determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades and disclosures to customers.

PCIS also is subject to “Risk Assessment Rules” imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain “Material Associated Persons” (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC.

PCIS is registered as an investment adviser with the SEC. As an investment adviser registered with the SEC, it is subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations thereunder, as well as certain state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of an investment adviser to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws.

In the event of non-compliance with an applicable regulation, governmental regulators and the NASD may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of the broker-dealer’s officers or employees or other adverse consequences. With the sale of PCIS to Uvest, Uvest is now responsible for any such penalties or orders imposed on PCIS subsequent to effective date of the sale, which was February 28, 2006.

TAXATION

Federal Taxation

General.   The Company is subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal taxation is only intended to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules. Tax years 2003, 2004 and 2005 are open under the statute of limitations and subject to review by the Internal Revenue Service.

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

Bad Debt Reserves.   The Small Business Job Protection Act of 1996 (the “1996 Act”) eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The Bank has no reserve subject to recapture as of June 30, 2006.

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

At June 30, 2006, the Bank’s total federal pre-1988 reserve was approximately $8.9 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Minimum Tax.   The Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the AMT nor do we have any such amounts available as credits for carryover.

Net Operating Loss Carryovers.   Net operating losses may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning before August 6, 1997. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years with some exceptions. At June 30, 2006, the Company had $559 thousand in net operating loss carry-forwards for federal income tax purposes as a result of its acquisition of Chester Valley. The net operating loss carry-forwards will expire in June 2025.

Corporate Dividends—Received Deduction.   The Company may exclude from income 100% of dividends received from a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations, which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations, which own less than 20% of the stock of a corporation distributing a dividend, may deduct only 70% of dividends received.

State and Local Taxation

Pennsylvania Taxation.   Willow Financial Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal 2006 is 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 0.599% of a corporation’s capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act (the “MTIT”), as amended to include thrift institutions having capital stock. Pursuant to the MTIT, the tax rate is 11.5%. The MTIT exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The MTIT is a tax upon net earnings, determined in accordance with U.S. generally accepted accounting principles (“GAAP”) with certain adjustments. The MTIT, in computing GAAP income, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for MTIT purposes.

Subsidiaries

As of June 30, 2006, the Company’s sole direct subsidiary was Willow Financial Bank. At such date Willow Financial Bank had four direct subsidiaries, Willow Grove Investment Corporation, a Delaware corporation which holds and manages certain securities investments, and Willow Grove Insurance Agency, LLC, a Pennsylvania limited liability company formed to conduct permitted fixed-rate annuity sales. As of June 30, 2006, Willow Financial Bank’s aggregate investment in these subsidiaries was $265.2 million. As a result of the Merger on August 31, 2005, D&S Service Corporation (“D&S Service”) and First Financial Investments (“FFI”), which previously were subsidiaries of Chester Valley, are now operating as active subsidiaries of Willow Financial Bank. D&S Service has participated in the development for sale of residential properties, in particular condominium conversions, and development of commercial properties located in or within close proximity of Chester Valley’s market area and FFI conducts retail investment service activities. D&S Service also operates two wholly owned subsidiaries, Wildman Projects and D&F Projects, Inc. As of June 30, 2006, the Bank had $1.7 million invested in D&S Service and its subsidiaries.

Effective February 28, 2006, the Company completed the sale of all outstanding shares of capital stock of PCIS to Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer (“Uvest”), for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the Bank and Uvest entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for the Bank, and a Financial Services Agreement between PCIS and the Bank which provides that the Bank will be entitled to 92% of the revenue generated by the securities brokerage and investment advisory activities conducted at the PCIS office and will bear substantially all operational and overhead expenses. Upon consummation of the sale of PCIS stock to Uvest, PCIS is no longer a subsidiary of the Company. However, under the provisions of FIN 46R, “Consolidation of Variable Interest Entities”, the results of PCIS will continue to be consolidated in the Company’s financial statements. The affiliation agreement with Uvest has the primary effect of relieving PCIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

Item 1A.                Risk Factors

Our operations are subject to interest rate risk and variations in interest rates may negatively affect financial performance.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed money. Changes in the general level of interest rates may have an adverse effect on our business, financial condition and result of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, influence the amount of interest income that we receive on loans and securities and the amount of interest that we pay on deposits and borrowings. Changes in monetary policy and interest rates also can adversely affect:

•       our ability to originate loans and obtain deposits;

•       the fair value of our financial assets and liabilities; and

•       the average duration of our securities portfolio.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net portfolio value simulations and gap analysis is presented within “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

We may be unable to successfully implement our business strategy.

In recent years, our business plan has focused on the goals of changing the Bank’s operations to a full-service community bank model, growing our franchise and maintaining a high level of asset quality. Our acquisition of Chester Valley Bancorp in August 2005 significantly advanced our progress in achieving our goals relative to changing the Bank to a full-service community bank and growing our franchise. We expect to continue to build and “fill-in” our existing Bank branch network through acquisitions, if prudently available, and additional de novo branch offices. No assurance can be given that we will ultimately succeed in our business plan. Our efforts will depend upon, among other factors, (i) our ability to retain and grow our existing base of deposits in an efficient manner, (ii) maintaining and expanding our commercial and consumer banking relationships in order to grow our loan portfolio, (iii) attracting and retaining experienced commercial lenders and managerial employees, (iv) maintaining an efficient cost structure for our operations, (v) maintaining asset quality and (vi) effectively expanding our branch network in southeastern Pennsylvania. The failure to achieve any of these factors could limit the implementations of our businesses strongly and adversely affect our financial condition and results of operations.

We are subject to lending risk and could suffer losses in our loan portfolio despite our underwriting practices.

There are inherent risks associated with our lending activities. There are risks inherent in making any loan, including those related to dealing with individual borrowers, nonpayment, uncertainties as to the future value of collateral and changes in economic and industry conditions. We attempt to closely manage our credit risk through loan underwriting and application approval procedures, monitoring of large loan relationship and periodic independent reviews of outstanding loans by our lending department and third party loan review specialists. We cannot assure that such approval and monitoring procedures will reduce these credit risks.

Our loan portfolio includes commercial and multi-family real estate, commercial business and construction loans, which generally have a higher degree of risk of loss than single-family residential loans.

As of June 30, 2006, approximately 40.6% of our total loan portfolio consisted of commercial real estate and multi-family real estate loans and construction loans. In addition, 7.5% of our loan portfolio at June 30, 2006 consisted of commercial business loans. We are focused on increasing these types of loans in the future. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small or middle-market business customers who may be more vulnerable to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential mortgage loans or consumer loans. Furthermore, since these types of loans frequently have relatively large balances, the deterioration of one or more of these loans could cause a significant increase in non-performing loans and or non-performing assets. An increase in non-performing loans would result in a reduction in interest income recognized on loans. An increase in non-performing loans also could require us to increase the provision for losses on loans and increase loan charge-offs, both of which would reduce our net income. All of these could have a material adverse effect on our financial condition and results of operations.

Adverse economic and business conditions in our primary market area could cause an increase in loan delinquencies and non-performing assets which could adversely affect our financial condition and results of operations.

The substantial majority of our real estate loans are secured by properties located in Bucks, Montgomery and Chester Counties, Pennsylvania, and Philadelphia and its suburbs in southeastern Pennsylvania, central and southern New Jersey and Delaware. The Company’s results of operations and financial condition may be adversely affected by changes in prevailing economic conditions, particularly in the Philadelphia metropolitan area, including decreases in real estate values, adverse local employment conditions, and other significant local events. Any deterioration in the local economy could result in borrowers not being able to repay their loans, the value of the collateral securing the Company’s loans to borrowers declining and the quality of the loan portfolio deteriorating. This could result in an increase in delinquencies and non-performing assets or require the Company to record loan charge-offs and/or increase the Company’s provisions for loan losses, which would reduce the Company’s earnings.

Our allowance for losses on loans may be insufficient to cover actual losses on loans.

We maintain an allowance for losses on loans at a level believed adequate by us to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans is a reserve established through a provision for losses on loans charged to expense that represents our estimate of probable incurred losses within the loan portfolio at each statement of condition date and is based on the review of available and relevant information. The level of the allowance for losses on loans reflects, among other things, our consideration of the Company’s historical experience, levels of and trends in delinquencies, the amount of classified assets, the volume and type of lending, and current and anticipated economic conditions, especially as they relate to the Company’s primary market area. The determination of the appropriate level of the allowance for losses on loans inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends. Our allowance for loan losses may be insufficient to cover actual losses experienced on loans. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for losses on loans. In addition, bank regulatory agencies periodically review our allowance for losses on loans and may require an increase in the provision for losses on loans or the recognition of further loan charge offs, based on judgments different from ours. Also, if charge offs in future periods exceed the allowance for losses on loans, we will need additional provisions to increase our allowance for losses on loans. Any increases in the allowance for losses on loans will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

We operate in a highly competitive industry and market area with other financial institutions offering products and services similar to those we offer.

We compete with savings associations, national banks, regional banks and other community banks in making loans, attracting deposits and recruiting and retaining talented employees, many of which have greater financial and technical resources than us. We also compete with securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions to which we are subject, yet are able to provide customers with a feasible alternative to traditional banking services. The competition in our market for making commercial and construction loans has resulted in more competitive pricing as well as intense competition for skilled commercial lending officers. These trends could have a material adverse effect on our ability to grow (irrespective of the limitations imposed by the supervisory agreements) and remain profitable. In addition, if we experience an inability to recruit and retain skilled commercial lending officers, including experienced construction lenders, it could pose a significant barrier to retaining and growing our customer base. The competition in our market for attracting deposits also has resulted in more competitive pricing.

We depend on the skills and performance of management.

We depend heavily on our management team to provide leadership and to implement our strategic plan. Our senior management team provides valuable financial expertise and administrative guidance. The loss of any member of our senior management team could impair our ability to succeed. We can give no assurances, however, that these executive officers will continue in their capacities for any specific periods of time. The loss of services of any member of our senior management team may make it difficult for us to implement our business strategy and obtain and retain customers. In addition, if any of our executive officers decides to leave, it may be difficult to replace him or her, and we would lose the benefit of the knowledge he or she gained during his or her tenure with us.

Our future success depends largely on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, lending and professional personnel. Competition for such employees is intense and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to attract and retain the necessary technical, managerial, sales and marketing, customer service personnel and experienced professionals our ability to successfully implement our business strategy as well as our results of operations and financial condition could be adversely affected.

We are subject to extensive government regulation and supervision which could adversely affect our operations.

We are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with law, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.         Properties

As of June 30, 2006, the Company and the Bank operated from the following locations:

			At June 30, 2006
	Owned or Leased	Lease expiration date	Net book value	Deposits
			(Dollars in thousands)
Executive office and branch office:
170 South Warner Road Wayne, PA 19087	Leased	December 2015	$698	$319
Former operations center:
101 Witmer Road Horsham, PA 19044-2200	Leased	December 2008	n/a	n/a
Branch offices:
Welsh and Norristown Roads Maple Glen, PA 19002-8030	Leased	January 2026	n/a	115,336
1555 W. Street Road Warminster, PA 18974-3103	Leased	December 2010	n/a	36,566
1141 Ivyland Road Warminster, PA 18974-2048	Leased	June 2009	n/a	24,736
9 Easton Road Willow Grove, PA 19090-0905	Owned	n/a	1,749	94,603
701 Twining Road Dresher, PA 19025-1894	Leased	January 2026	n/a	59,199
761 Huntingdon Pike Huntingdon Valley, PA 19006-8399	Leased	January 2026	n/a	52,849
2 N. York Road Hatboro, PA 19040-3201	Leased	May 2007	n/a	28,065
1331 Easton Road Roslyn, PA 19001-2426	Leased	December 2008	17	16,312
11730 Bustleton Avenue Philadelphia, PA 19116-2516	Leased	February 2014	10	39,492
122 N. Main Street North Wales, PA 19454-3115	Leased	February 2010	46	11,410
8200 Castor Avenue Philadelphia, PA 19152-2719	Leased	December 2009	69	21,658
735 Davisville Road Southampton, PA 18966-3276	Leased	May 2011	130	15,479
1452 Buck Road C-8 Village Shires Center Holland, PA 18966-2626	Leased	April 2007	62	9,222
9869 Bustleton Avenue Belair Shopping Center Philadelphia, PA 19115-2611	Leased	July 2012	184	10,067

102 Airport Road Airport Village Shopping Center Coatesville, PA 19320	Owned	n/a	$224	$29,218
119 Pennsylvania Avenue Avondale, PA 19311	Owned	n/a	576	9,164
82 Quarry Road Brandywine Square Shopping Center Downingtown, PA 19335	Leased	August 2011	50	33,454
112 East Lincoln Highway Coatesville, PA 19320	Leased	January 2026	n/a	22,379
414 Lancaster Avenue Devon, PA 19333	Leased	January 2026	n/a	18,202
100 East Lancaster Avenue Downingtown, PA 19335	Leased	January 2026	1,197	77,440
300 Simpson Drive Chester Springs, PA 19425	Leased	January 2018	57	9,426
601 North Pottstown Pike Exton, PA 19341	Leased	January 2026	n/a	60,437
200 West Lancaster Avenue Frazer, PA 19355	Leased	January 2026	n/a	42,161
838 East Baltimore Pike Marlborough Square Shopping Center Kennet Square, PA 19348	Owned	n/a	544	18,133
3909 Lincoln Highway Caln Village Shopping Center Downingtown, PA 19335	Leased	December 2006	27	48,005
16 East Market Street West Chester, PA 19382	Leased	January 2007	n/a	18,030
1197 Wilmington Pike Westtown Village Shopping Center West Chester, PA 19382	Leased	November 2009	82	63,876
PCIS office:
One Liberty Place, Suite 3050 Philadelphia, PA 19103	Leased	May 2009	n/a	n/a
Total			$5,722	$985,238

The Company has executed two leases for additional branch locations in Feasterville and Oxford, PA, which are anticipated to open in the third and fourth quarters of fiscal 2007, respectively.

Item 3.                        Legal Proceedings

Irvine Construction Co. v. Sklaroff, et al., (Court of Common Pleas of Montgomery County, Pennsylvania). On September 5, 2003, a complaint was filed against Willow Financial Bank and eight additional defendants by Irvine Construction Co., Inc., alleging thirteen causes of action related to an agreement for the construction of an office building. Eleven of such causes include the Bank as a defendant and are: breach of contract (two counts), unjust enrichment/equitable restitution (in the alternative), fraud, civil conspiracy (two counts), fraudulent transfer and aiding and abetting fraudulent transfers, constructive trust, abuse of process, and tortuous interference with existing contractual relations (two counts). Four counts against the Bank seek damages in excess of $1.0 million, five counts seek damages in excess of $50 thousand, punitive damages and other relief, and two counts seek constructive relief. On May 12, 2004, the Court struck the claim for unjust enrichment and all claims for attorney’s fees. The remaining claims continue to be litigated and discovery is ongoing. Plaintiff and all defendants have propounded and responded to interrogatories and document requests. Plaintiff has produced in excess of 11,000 document pages to the Bank, and the Bank is pursuing additional discovery in the form of more complete interrogatory responses and requests to admit. The Bank anticipates filing additional motions to compel and partially dispositive motions. Presently, plaintiff and five of the defendants are engaged in motions practice regarding the lis pendens plaintiff filed on the property at issue, although the Bank is not involved in these proceedings. No depositions are presently scheduled. The Bank is vigorously defending the claims and believes that they are without merit.

As previously described in the company’s prospectus/joint proxy statement dated April 27, 2005 and included in its registration statement on Form S-4 (file No. 333-123622) filed in connection with the Merger, FFB previously received a subpoena from the Regional Municipal Securities Counsel in the Philadelphia Office of the Securities and Exchange Commission (the “SEC”). The subpoena arose out of a non-public SEC investigation titled “Hummelstown General Authority,” which Authority issued non-rated revenue bonds now in default, underwritten by the firm of a former director of Chester Valley and FFB. The SEC subpoena requested the production of certain documents concerning FFB’s involvement with non-rated municipal securities, including those issued to finance the Whitetail Golf Course by the Dauphin County General Authority and the Hummelstown General Authority, through the former director’s firm, and related matters. FFB previously produced documents to the SEC and certain officers of FFB provided testimony to the SEC in response to the SEC’s voluntary request for assistance in this matter. On August 3, 2006, the SEC filed a complaint in federal court against the former director, his wife, and the former director’s firm. The Bank is not named as a defendant in the complaint filed by the SEC.

FFB is a party to three civil actions relating to some of the revenue bonds which are the subject of the SEC investigation described above. On August 30, 2005, a writ of summons was filed by the Boyertown Area School District in the Court of Common Pleas, Montgomery County, Pennsylvania commencing a civil action against, inter alia, FFB. Boyertown Area School District v. First Financial Bank et. al., No. 05-21799. A complaint was filed on November 9, 2005, asserting the following claims against FFB: Breach of Trust Indenture and Fiduciary Duties (Count 1), Breach of Fiduciary Duties (Count 2), Civil Conspiracy (Count 3), and Concerted Action (Count 4). Preliminary Objections have been filed and are pending. On September 13, 2005, Red Lion Area School District filed a complaint in the Court of Common Pleas, York County, Pennsylvania, against, inre alia, FFB. Red Lion Area School District v. Bradbury et. al., No. 2005-SU-1656-Y01; No. 2005-SU-2544-Y01. This case has been transferred to the Court of Common Pleas of Montgomery County, Pennsylvania. The complaint asserts the following claims against FFB: Civil Conspiracy (Count 14), and Breach of Duty as Trustee (Count 15). Preliminary Objections have been filed and are pending. On March 16, 2006, Perkiomen Valley School District filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania, against, inte alia, FFB Perkiomen Valley School District v. First Financial Bank et.al., No. 06-06533. The complaint asserts the following claims against FFB: Breach of Trust Indenture (Count 1), Breach of Fiduciary Duties (Count 2),

Vicarious Liability and Respondeat Superior (Count 3), Civil Conspiracy (Count 4), and Concert of Action (Count 5).

The actions have been consolidated for discovery and case management purposes, but not for trial. Preliminary Objections have been filed and are pending in each of these actions. No discovery has taken place. One of the plaintiffs has filed a motion to stay the proceedings pending the outcome of the SEC action described above.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol WFBC. Local newspaper listings include WillowG and WillGrvBcp. At September 8, 2006 there were approximately 2,586 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks. The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for our past two fiscal years.

	Stock Price		Cash dividends
	High	Low	per share
Quarter ended:
June 30, 2006	$18.23	$15.91	$0.120
March 31, 2006	17.80	15.22	0.120
December 31, 2005	15.98	14.70	0.120
September 30, 2005	15.96	14.79	0.120
June 30, 2005	$16.54	$14.16	$0.120
March 31, 2005	19.50	16.01	0.120
December 31, 2004	19.55	16.27	0.110
September 30, 2004	17.35	15.14	0.110

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 12 hereof.

(b) Not applicable

(c)  Not applicable.

Item 6.                        Selected Financial Data

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Total assets	$1,576,735	$959,255	$921,592	$845,124	$759,806
Cash and cash equivalents	37,219	20,609	39,445	98,040	31,986
Securities held to maturity	105,561	164,451	98,513	17,320	13,973
Securities available for sale	196,925	148,517	234,207	291,885	254,687
Loans held for sale	2,635	1,795	1,136	5,293	1,574
Loans receivable, net	1,063,882	584,187	524,189	413,799	443,855
Deposits	985,238	602,678	603,115	586,643	529,752
Borrowings	372,018	237,400	206,168	132,557	97,824
Total stockholders’ equity	203,073	107,043	103,776	117,130	124,369

	For the year ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Interest income	$81,530	$49,679	$40,628	$46,445	$44,818
Interest expense	32,238	18,749	15,074	18,746	21,463
Net interest income	49,292	30,930	25,554	27,699	23,355
Provision for loan losses	3,205	1,232	426	1,034	1,212
Net interest income after provision for loan losses	46,087	29,698	25,128	26,665	22,143
Non-interest income	7,647	3,477	3,983	3,492	2,461
Non-interest expense	37,402	23,397	20,390	19,058	16,319
Income before income taxes	16,332	9,778	8,721	11,099	8,285
Income tax expense	5,256	3,052	2,610	3,610	2,734
Net income	11,076	6,726	6,111	7,489	5,551
Earnings per share—diluted(1)	$0.81	$0.71	$0.62	$0.71	$0.52
Earnings per share—basic(1)	0.83	0.74	0.66	0.75	0.53
Cash dividends declared per share(1)	0.48	0.46	0.38	0.30	0.24
Dividend payout ratio(2)	60.65%	62.38%	59.65%	45.02%	45.22%

	At or for the year ended June 30,
	2006	2005	2004	2003	2002
Return on average assets	0.74%	0.70%	0.73%	0.93%	0.82%
Return on average equity	5.96	6.33	5.56	6.10	7.53
Average interest-earning assets to average interest-bearing liabilities	104.0	121.3	124.2	127.1	121.8
Interest rate spread(3)	3.62	3.09	2.94	2.91	2.89
Interest rate margin(4)	3.72	3.30	3.17	3.55	3.61
Non-performing assets to total assets(5)	1.00	0.33	0.40	0.48	0.76
Allowance for loan losses to:
Non-performing loans	106.4	227.5	188.0	143.9	81.60
Total loans less deferred fees	1.55	1.05	0.99	1.27	1.03
Average stockholders’ equity to average assets	12.47	10.88	13.10	15.19	10.89
Tangible stockholders’ equity to end of period assets	6.09	11.07	11.43	13.52	16.23
Total regulatory capital to risk-weighted assets(6)	13.18	17.70	17.72	19.61	20.40

       (1) Data prior to April 3, 2002 has been adjusted for the 2.28019 exchange ratio in connection with the April 3, 2002 Reorganization and subscription offering.

       (2) Fiscal year 2002 includes dividends waived by the Mutual Holding Company of $1.1 million.

       (3) The weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

       (4) This represents net interest income as a percentage of average interest-earning assets.

       (5) Non-performing assets equal non-accrual loans, troubled debt restructurings plus accruing loans 90 or more days past due and real estate owned.

       (6) This ratio relates to the Bank only.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our financial condition, and the results of operations for Willow Financial Bancorp, Inc., and its subsidiary Willow Financial Bank, for the fiscal years ended June 30, 2006, 2005 and 2004. The information in this section should be read in conjunction with the Company’s financial statements and the accompanying notes included elsewhere herein.

General

Net income is largely driven by net interest income, which is the difference between the income earned on interest-earning assets and the interest paid on interest-bearing liabilities and the relative amount of our interest-earning assets to interest-earning liabilities. Non-interest income and expenses, the provision for loan losses and income tax expense also affect the Company’s results of operations.

Critical Accounting Policies

The following discussion and analysis of the Company’s financial condition and results of operations is based upon consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

In management’s opinion, the most critical accounting policies affecting the consolidated financial statements are:

1.                Evaluation of the allowance for loan losses.   The determination of the allowance for loan losses involves significant judgments and assumptions by management which may have a material impact on the carrying value of net loans and, potentially, on the amount of net income we recognize from period to period. For a description of the methods the Company uses to determine the adequacy of the allowance for loan losses, see “Results of Operations—Provision for Loan Losses.”

2.                Realization of deferred income tax items.   Included in other assets is a “net deferred tax asset”, which is an estimate of net deferred tax assets and deferred tax liabilities. These estimates involve significant judgments and assumptions by management, which may have a material effect on the carrying value of this asset for financial reporting purposes. For a more detailed description of these items and estimates, see Note 13 (Income Taxes) to the audited consolidated financial statements at and for the fiscal year ended June 30, 2006.

3.                Goodwill and core deposit intangibles.   Goodwill represents the excess cost over fair value of assets acquired over liabilities as a result of the Merger and earlier branch acquisitions. Core deposit intangibles are a measure of the value of the checking, savings and money market deposits acquired in the Merger accounted for under the purchase method. The core deposit intangible is being amortized to expense over a twelve-year life using a method that approximates a level yield method. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. The Company has not recorded any impairment losses as a result of this analysis during fiscal years 2006, 2005 and 2004.

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

Changes in Financial Condition

General.   Total assets increased by $617.5 million, or 64.4%, to $1.6 billion at June 30, 2006 compared to $959.3 million at June 30, 2005. The net loan portfolio increased $479.7 million or 82.1% while total deposits increased by $382.6 million or 63.5%. Each of the aforementioned increases resulted primarily from the Merger of Chester Valley, which was effective after the close of business on August 31, 2005.

Cash and Cash Equivalents.   Cash and cash equivalents, which consist of cash on hand and in other banks in interest-earning and non-interest earning accounts, amounted to $37.2 million and $20.6 million at June 30, 2006 and 2005, respectively. The increase in cash and cash equivalents of $16.6 million or 80.6% was the result of the increased branch network as a result of the Merger as well as increased liquidity needs of the combined companies.

Securities Available for Sale.   At June 30, 2006, investment securities that were classified as available for sale (“AFS”) totaled $196.9 million, compared to $148.5 million in AFS securities at June 30, 2005. The increase in available for sale securities was primarily the result of the Merger, Chester Valley had approximately $118.0 million in AFS securities on the effective date of the Merger. Subsequent to the effective date of the Merger, the portfolio declined by approximately $166.4 million through a combination of sales resulting from a de-leveraging strategy as well as principal repayments. The proceeds were utilized to repay higher costing Federal Home Loan Bank (“FHLB”) borrowings. The unrealized loss, net of income taxes, on AFS securities amounted to approximately $4.1 million at June 30, 2006 compared to $1.4 million at June 30, 2005. The increase was the result of the significant rise in short-term interest rates during the year.

Securities Held to Maturity.   At June 30, 2006, investment securities classified as held to maturity totaled $105.6 million, compared to $164.5 million in held to maturity securities at June 30, 2005. Held to maturity securities were comprised primarily of CMOs and mortgage-backed securities. The decrease in held to maturity securities was the result of the Company’s de-leveraging strategy implemented as a result of the Merger. In the aggregate, approximately $34.9 million in HTM securities was liquidated as part of the strategy in accordance with the provisions of SFAS No. 115, which allows for a sale of held-to-maturity (“HTM”) securities coincident with a merger to allow the Company to maintain its interest rate sensitivity immediately prior to the merger. The balance of the decline or approximately $24.0 million was the result of principal repayments within the portfolio. The proceeds were utilized to repay higher costing FHLB borrowings during fiscal 2006. Held to maturity investment securities are carried at amortized cost. In order to more effectively manage its interest rate risk, the Company plans limited additions to its HTM portfolio.

Loans.   The net loan portfolio, exclusive of loans held for sale, increased to approximately $1.1 billion at June 30, 2006 from $584.2 million at June 30, 2005. The $479.7 million, or 82.1%, increase resulted primarily from the Merger. On the effective date of the Merger, Chester Valley’s loan portfolio approximated $460.0 million. During fiscal 2006, the aggregate combined portfolio grew by $19.7 million as growth in commercial business and consumer loans were partially offset by paydowns within the Commercial real estate and construction loan portfolios. With the inverted yield curve (long term rates are lower than short rates), a number of loans within the commercial real estate portfolio were refinanced through other lenders who offered extended terms without recourse. Additionally, the construction loan portfolio included larger residential projects, which sold at a more rapid pace than anticipated and the demand for new construction was not as robust.

Due principally to the Merger, the loan portfolio mix has become less reliant on single-family mortgages as these loans as a percentage of the total loan portfolio have been reduced from 34.3% to

27.6%. Conversely, the commercial and home equity loan portfolios as a percentage of total loans have increased to 7.5% and 24.0%, respectively, compared to 4.0% and 17.1%, respectively, at June 30, 2005. These latter loan types typically have shorter terms or are variable rate. The Company plans to focus its growth in the commercial lending with a focus on small businesses, commercial real estate lending as well as consumer lending.

The allowance for loan losses increased to $16.7 million at June 30, 2006 compared to $6.1 million at June 30, 2005, due largely to the acquisition of the Chester Valley allowance of $6.9 million. The current fiscal year provision for loan losses was increased from that which was expensed in fiscal 2005 by approximately $2.0 million. The increase in fiscal 2006 was due largely to an increase in non-performing loans of $12.7 million. During the current fiscal year, the Company received net recoveries of $482 thousand due largely to an approximate $434 thousand recovery on a previously charged-off commercial business loan.

Loans Held for Sale.   Mortgage loans originated or purchased with the intention of being sold into the secondary market are classified as held for sale and are carried at the lower of aggregate cost or market value with any unrealized loss reflected in the consolidated statements of income. At June 30, 2006, $2.6 million of fixed-rate, single-family residential mortgages were classified as held for sale compared to $1.8 million in loans classified as held for sale at June 30, 2005. The increase of $840 thousand resulted primarily from the timing of the origination of the loans and the ultimate delivery to the purchaser of the loans. In order to mitigate the risk of loss on the sale of these loans, the Company generally commits these loans for sale, on a best efforts basis, to a third party at the time that the borrower locks the loan with the Company.

Intangible Assets.   At June 30, 2006, intangible assets aggregated $107.0 million as compared to $881 thousand at June 30, 2005. Intangible assets include a core deposit intangible of $13.0 million, which resulted from the acquisition of Chester Valley. The core deposit intangible is being amortized using an accelerated method over a 12-year life. Intangible assets also include goodwill, which primarily represents the excess cost over fair value of assets acquired over liabilities as a result of the Chester Valley acquisition. The goodwill that resulted from the Chester Valley acquisition is approximately $93.2 million while the balance of the goodwill, which related to a branch acquisition in 1994 approximated $848 thousand at June 30, 2006. Goodwill is periodically measured for impairment. The Company has not recorded any impairment losses as a result of this analysis.

Deposits.   During the year ended June 30, 2006, total deposits increased by $382.6 million or 63.5%. The increase occurred primarily from the Merger, which had total deposits of $437.1 million on the acquisition date. Core deposits, which we define as savings, checking, NOW and money market accounts, increased by $321.9 million also as a result of the Merger. Chester Valley had total core deposits of $331.3 million on the acquisition date. The acquisition has resulted in the interest sensitive certificate of deposit balances being reduced from 40.0% of total deposits at June 30, 2005 to 30.6% at June 30, 2006. Checking accounts increased to $277.2 million or 28.1% of total deposits at June 30, 2006 compared to $143.7 million, or 23.8% of total deposits at June 30, 2005.

The Company will continue to deploy a strategy to increase core deposit accounts and balances through targeted marketing, cross-selling of our existing customer base and expansion of our commercial business lending, which typically results in the opening of a checking account. During fiscal 2006, the Company experienced an outflow of deposits as the market has become increasingly competitive, reflected in, among other things, the opening of thirteen de-novo banks in our markets. The decline was largely in certificates of deposits as the Company redeemed $40 million in certificates under the FHLB’s Pennsylvania Local Government Investment Trust program and allowed certain retail certificates to mature without aggressively trying to renew such accounts if that was the sole relationship with the Company.

Federal Home Loan Bank Advances.   Advances from the FHLB provide the Company with an additional source of funds to fund interest earning asset growth and are a tool in meeting the Company’s asset/liability strategies. At June 30, 2006, the total amount of these borrowings was $282.7 million, an increase of $45.3 million or a 19.1% increase from the $237.4 million outstanding at June 30, 2005. However, immediately following the Merger, FHLB advances reached a high of $364.6 million and, subsequently, approximately $81.9 million in advances were repaid during fiscal 2006, primarily through the previously described de-leveraging strategy.

Trust Preferred Securities.   Effective with the acquisition of Chester Valley, the Company assumed the liability for $10.5 million of Junior Subordinated Debentures to the Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity as a result of the acquisition of Chester Valley. The Trust issued $10.0 million of Trust Preferred Securities to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the Office of Thrift Supervision (“OTS”). The Trust Preferred Securities are callable by the Company on or after March 26, 2007, or at any time in the event the deduction of related interest expense for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2032.

On March 31, 2006, the Company issued $25.8 million of Junior Subordinated Debentures to Willow Grove Statutory Trust I, a Connecticut Statutory Trust, in which the Company owns all of the common equity. The Trust then issued $25.0 million of Trust Preferred Securities, which pay interest quarterly at three-month Libor plus 1.31% to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but qualify as Tier I capital of the Bank to the extent of the amount of the proceeds, which are invested in the Bank. The Trust Preferred Securities are callable at par by the Company on or after June 15, 2011. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2036.

Accounting for Derivative Instruments and Hedging.   The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. In accordance with SFAS No. 133, Accounting for Derivative Instruments, the Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in the statement of operations within interest income or interest expense. For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the statement of operations as the hedged item. In addition, the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the statement of operations.

As part of the Merger, the Company assumed the responsibility for a $20 million notional interest rate swap whereby the Company pays a variable rate and receives a fixed rate. The interest rate swap had been used to hedge certain Federal Home Loan Bank borrowings of the former Chester Valley. On the date of the Merger, the interest rate swap and the hedged borrowings were marked to fair value in purchase accounting. In September 2005, the hedged borrowings were repaid and $10 million notional amount of the interest rate swap was unwound with the counter-party. After performing the appropriate documentation of the derivative instrument, the Company designated the remaining $10 million notional amount interest rate swap as a fair value hedge of certain existing borrowings of Willow Financial Bank. The swap had the effect of converting a fixed rate borrowing to an adjustable rate borrowing. During the quarter ended December 31, 2005, the derivative instrument ceased to be a highly effective hedge and, therefore, the Company discontinued hedge accounting resulting in a pre-tax charge to the statement of operations of $47 thousand. The interest rate swap was unwound in February 2006 without resulting in any additional impact to the statement of operations. The basis adjustment that was previously recorded on the hedged borrowing that is recorded in the statement of financial condition is amortized as a reduction in interest expense over the remaining life of the borrowing using the interest method.

Additionally, in August 2003, Chester Valley had purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap (“Interest Rate Corridor”) that expires in August 2008. Chester Valley paid a net premium, which entitles it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times, the $30.0 million notional amount. The Company performed the appropriate analysis and documentation on the acquisition date and designated the interest rate corridor to hedge certain borrowings of Willow Financial Bank, which were variable in nature and indexed to the Three Month LIBOR. The Interest Rate Corridor is being used to hedge the cash flows of this borrowing. The Interest Rate Corridor could potentially reduce the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor has two components: the intrinsic value and the time value of the option. The Interest Rate Corridor is marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income and change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined. The Interest Rate Corridor was effective throughout fiscal 2006. The fair value of the Interest Rate Corridor at June 30, 2006 was $1.2 million.

Stockholders’ Equity.   At June 30, 2006, total stockholders’ equity amounted to $203.1 million or 12.9% of total assets compared to $107.0 million or 11.2% of assets at June 30, 2005. The increase of $96.0 million, or 89.7% was primarily due to the shares issued for the Merger with an aggregate value of $91.0 million, net income of $11.1 million, which was partially offset by the payment of aggregate cash dividends of $6.7 million and a decrease of $2.3 million in comprehensive income as a result of an increase in the unrealized loss in market value of AFS securities. Additional paid-in capital increased $92.8 million due to the aforementioned share issuance, director and employee stock option exercises of $1.3 million, and $198 thousand in tax benefits on stock option exercises.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the years ended June 30, 2006, 2005 and 2004. The table also shows the average yields and costs on interest-earning assets and interest-bearing liabilities for each of those years. Loans receivable include non-accrual loans. To adjust nontaxable loans and securities to a taxable equivalent, a 35.0%, 31.2% and 29.9% effective rate has been used for the fiscal years ending June 30, 2006, 2005, and 2004, respectively. The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a standard practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	At June 30,
	2006			2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable—taxable	$984,603	$64,946	6.60%	$567,677	$34,536	6.08%	$458,032	$29,123	6.36%
Loans receivable—tax free	11,910	808	6.78	—	—	—	—	—	—
Securities—taxable	316,811	14,983	4.73	341,346	13,878	4.07	290,705	10,307	3.55
Securities—tax free	11,477	1,041	9.07	19,783	1,286	6.50	18,024	1,143	6.34
Interest-bearing deposits	14,122	304	2.15	19,502	363	1.86	48,430	372	0.77
Total interest-earning assets	1,338,923	82,083	6.13	948,308	50,063	5.28	815,191	40,945	5.02
Non-interest-earning assets	151,835			21,500			23,968
Total assets	$1,490,757			$969,808			$839,159
Interest-bearing liabilities:
Deposits	$926,092	17,648	1.91	$607,724	$9,933	1.63	$577,111	$9,283	1.61
FHLB borrowings	314,920	12,659	4.02	250,299	8,816	3.52	147,842	5,791	3.92
Repurchase agreements	26,156	1,056	4.04	—	—	—	—	—	—
Trust preferred securities	15,589	875	5.61	—	—	—	—	—	—
Total interest-bearing liabilities	1,282,757	32,238	2.51	858,023	18,749	2.19	724,953	15,074	2.08
Non-interest-bearing liabilities:	22,056			5,936			4,282
Total stockholders’ equity	185,944			105,849			109,924
Total liabilities and equity	$1,490,757			$969,808			$839,159
Net interest-earning assets	$ 56,166			$166,305			$159,021
Net interest income		$49,845			$31,314			$25,871
Net interest rate spread			3.62%			3.09%			2.94%
Net interest margin			3.72%			3.30%			3.17%
Ratio of average interest-earning assets to average interest-bearing liabilities			104%			111%			112%

Although management believes that the above non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures to GAAP is presented below.

	Year Ended June 30,
	2006			2005			2004
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in Thousands)
Loans(a)	$ 526	$282	$ 808	$ —	$ —	$ —	$ —	$ —	$ —
Investments	771	270	1,041	902	384	1,286	764	326	1,090
Total	$1,296	$552	$1,849	$902	$384	$1,286	$764	$326	$1,090

        (a) The Company did not have tax-exempt loans in fiscal 2005 or fiscal 2004.

Rate/Volume Analysis

The following table shows the effect of changing rates and volumes on net interest income for the years ended June 30, 2006 and 2005, compared to the prior fiscal year. Information provided shows the effect on net interest income of (1) rates (changes in rate times prior volume), (2) volume (changes in volume times prior rate) and (3) rate/volume (changes in rate times change in volume).

	Increase (decrease) in net interest income for the year ended June 30, 2006 compared to the year ended June 30, 2005 due to				Increase (decrease) in net interest income for the year ended June 30, 2005 compared to the year ended June 30, 2004 due to
	Rate	Volume	Rate/ Volume	Increase/ (Decrease)	Rate	Volume	Rate/ Volume	Increase/ (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,952	$25,349	$2,930	$31,231	$(1,252)	$6,980	$(315)	$5,413
Securities	2,852	(1,335)	(368)	1,149	1,514	1,943	257	3,714
Interest-bearing deposits	57	(100)	(16)	(59)	529	(222)	(316)	(9)
Total net change in income on interest-earning assets	5,861	23,914	2,546	32,321	791	8,701	(374)	9,118
Interest-bearing liabilities:
Deposits	1,702	5,189	817	7,708	242	206	202	650
FHLB Advances	1,251	2,275	323	3,849	(591)	4,016	(400)	3,025
Repurchase agreements	—	—	1,056	1,056	—	—	—	—
Trust preferred Securities	—		875	875	—	—	—	—
Total net change in expense on interest-bearing liabilities	2,953	7,464	3,071	13,489	(349)	4,222	(198)	3,675
Change in net interest income	$2,908	$16,450	$(525)	$18,832	$1,140	$4,479	$(176)	$5,443

Results of Operations

General.   Net income for the year ended June 30, 2006 was $11.1 million, an increase of $4.4 million or 64.7%. The increase resulted primarily from an increase in net interest income of $18.4 million and an increase in non-interest income of $4.2 million. Each of these were partially offset by an increase in the provision for loan losses of $2.0 million, an increase in operating expenses of $14.0 million or 59.9% and an increase in income tax expense of $2.2 million. The improvement was largely driven by the Merger, which was effective after the close of business on August 31, 2005.

Net income for the year ended June 30, 2005 was $6.7 million, an increase of $615 thousand or 10.1% over fiscal 2004. The increase resulted primarily from an increase in net interest income of $5.4 million, which was partially offset by a reduction in non-interest income of $506 thousand along with increases in the provision for loan losses and operating expenses of $806 thousand and $3.0 million (which included a $913 thousand litigation settlement), respectively. Net income for the year ended June 30, 2004 was $6.1 million compared to $7.5 million for the year ended June 30, 2003.

Net Interest Income.   Net interest income increased by $18.4 million or 59.4% to $49.3 million for the year ended June 30, 2006 as compared to $30.9 million for the year ended June 30, 2005. One factor that influences net interest income is the interest rate spread (i.e., the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities). The average interest rate spread for the years ended June 30, 2006, 2005 and 2004 was 3.62%, 3.09% and 2.94%, respectively. The net interest margin (i.e., net interest income expressed as a percentage of average interest-earning assets) was 3.72%, 3.30% and 3.17% for the same three respective fiscal years. The significant improvement largely resulted from the Merger and the balance sheet de-leveraging strategy deployed by the Company. Chester Valley’s balance sheet was asset sensitive (assets reprice quicker than liabilities) during a year in which the Federal Reserve aggressively raised short-term rates. Additionally, the Company received the full benefit of the additional earning assets from the acquisition for ten months. The balance sheet de-leveraging allowed the Company to sell lower yielding investment securities while repaying higher costing borrowings.

Net interest income increased by $5.4 million or 21.0% to $30.9 million for the year ended June 30, 2005 as compared to $25.6 million for the year ended June 30, 2004. After years of declines in the Company’s interest rate spread resulting from the historically low interest rate environment, the interest spread increased by 15 basis points in fiscal 2005 as the yield on interest earning assets increased by 26 basis points while the cost of interest-bearing liabilities rose by 11 basis points. In addition to the improvement in the interest rate spread, the Company’s average earning assets increased by approximately $133.1 million thereby positively impacting net interest income during the year ended June 30, 2005.

Interest Income.   Interest income includes the interest earned on loans and investment securities, as well as yield adjustments for the premiums, discounts and deferred fees or costs recorded in connection with the acquisition of these assets. Total interest income for the year ended June 30, 2006 was $81.5 million compared to $49.7 million and $40.6 million for fiscal 2005 and 2004, respectively.

The increase in interest income in fiscal 2006 compared to fiscal 2005 was $31.9 million or 64.1% due primarily to an increase in the average balance of outstanding loans of $428.8 million as a result of the Merger. Additionally, the yield on loans increased approximately 52 basis points, as Chester Valley’s loans were re-pricing at a time when the Federal Reserve aggressively increased short-term rates. Also contributing to the increase was an approximate 68 basis point increase in the average yield in the investment portfolio as the Company completed a de-leveraging strategy by liquidating approximately $95.9 million of investment securities with an average yield of 3.96%. The above factors were partially offset by reduced levels in the average balance of investment securities.

The increase in interest income in fiscal 2005 compared to fiscal 2004 was $9.1 million or 22.3% due primarily to an increase in the average balance of outstanding loans of $109.6 million as well as an increase in the average balance of investment securities of $52.4 million. Additionally, during the same period, the tax equivalent yields on interest earning assets increased by 26 basis points to 5.28% from 5.02%.

Interest Expense.   Interest expense consists of the interest paid to depositors on their interest-bearing deposit accounts as well as interest paid on borrowings. For the fiscal year ended June 30, 2006, total interest expense was $32.2 million compared to $18.7 million and $15.1 million, for the fiscal years ended June 30, 2005 and 2004, respectively.

For the fiscal year ended June 30, 2006, interest expense increased by $13.5 million, or 71.9% compared to the fiscal year ended June 30, 2005. This increase was due primarily to an increase in average interest-bearing liabilities resulting from the Merger. Average deposit and borrowings balances increased $318.4 million and $106.4 million, respectively, in fiscal 2006 as compared to fiscal 2005. Additionally, the Company’s cost of funds increased approximately 32 basis points in fiscal 2006 compared to fiscal 2005, as the Federal Reserve aggressively raised short-term rates coupled with the competition for deposits in the Bank’s market area, which led the Bank to raise its interest rate paid on money market balances and certificates of deposits. Additionally, the trust preferred security assumed in the Merger is a floating rate borrowing, for which the rate increased throughout the year.

For the fiscal year ended June 30, 2005, interest expense increased by $3.7 million, or 24.4% compared to the fiscal year ended June 30, 2004. This increase was due primarily to an approximate $102.5 million increase in average borrowings from the FHLB as well as an approximate increase in average interest-bearing deposits of approximately $30.6 million. Also contributing to the increase was a 0.11% increase in the cost of interest-bearing liabilities. Compared to fiscal 2004, the average cost of interest-bearing deposits in fiscal 2005 increased to 1.63% from 1.61%. The increased cost along with the increase in average balances resulted in an approximate $654 thousand increase in interest expense on deposits. Although the average cost of borrowings declined to 3.52% from 3.92% for fiscal 2005 compared to fiscal 2004, interest expense on borrowings increased by $3.0 million due primarily to the aforementioned significant increase in average borrowings.

Provision for Loan Losses.   In order to maintain the allowance for losses at a level that management deems adequate to absorb known and unknown losses which are both probable and can be reasonably estimated, a provision for loan losses is recorded through charges to earnings. The determination of the adequacy of the allowance is based upon the Company’s regular review of credit quality and is based upon, but not limited to, the following factors: an evaluation of our loan portfolio, loss experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. The balance of the allowance for loan losses is an estimate and actual losses may vary from these estimates. Management assesses the allowance for loan losses at least quarterly and makes any necessary adjustments to maintain the allowance for losses at a level deemed adequate. For the years ended June 30, 2006, 2005 and 2004, the provisions for loan losses were $3.2 million, $1.2 million and $426 thousand, respectively. The increased provision in fiscal 2006 was due primarily to the increase in non-performing assets of $12.7 million. The increased provision for loan losses during fiscal 2005 was due primarily to the increase in outstanding loan balances as well as a change in the mix of the loan portfolio to increased balances in commercial real estate and construction loan categories, which typically have a higher degree of inherent credit risk.

At June 30, 2006, the balance in the allowance for loan losses was $16.7 million compared to $6.1 million at June 30, 2005, with the increase resulting from the increased provision for loan losses as well as the acquisition of Chester Valley’s allowance for loan losses of $6.9 million, in the Merger. Management believes that the allowance for loan losses at June 30, 2006 was appropriate given the decline of certain sectors and the inherent credit risk associated with. The percentage of the allowance for losses to loans increased to 1.55% at June 30, 2006 compared to 1.05% at June 30, 2005.

Management believes, to the best of its knowledge based upon knowledge available to them at the time, the allowance for loan loss was adequate at June 30, 2006 and represents all known and inherent loses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio. Regulatory agencies, in the course of their regular examinations, review the allowance for losses and carrying value of non-performing assets. No assurance can be given that these agencies might not require changes to the allowance for losses in the future.

Non-Interest Income.   Non-interest income is comprised of investment services income, account service fees and charges, loan servicing fees, realized gains and losses on assets available or held for sale and increases in the cash surrender value of bank owned life insurance (“BOLI”). Total non-interest income for the years ended June 30, 2006, 2005, and 2004 was $7.6 million, $3.5 million and $4.0 million, respectively.

The increase in non-interest income of $4.2 million during fiscal 2006 compared to fiscal 2005 was due primarily to investment services income of $2.6 million received from the acquisition of PCIS and Chester Valley’s Trust division in the Merger. These were two new lines of business for the Company. Service charges and fees increased by $2.6 million or 106.8% in fiscal 2006 due primarily to increased deposit fees associated with the growth in checking accounts from the Merger as well as increases in the overdraft protection fees for which Chester Valley was further along in implementation and thus had a higher volume of users. Gains on loans available for sale declined $223 thousand due primarily to lower loan volumes resulting from the rising interest rate environment. This was largely offset by an increase in other income of $169 thousand, which resulted primarily from income on the BOLI acquired from Chester Valley. As noted previously, the Company implemented a de-leveraging strategy in which it incurred approximately $919 thousand in losses in the sale of investment securities.

The decline in non-interest income of $506 thousand during fiscal 2005 compared to fiscal 2004 was due primarily to reduction in gains on investment securities available for sale of approximately $723 thousand due primarily to the rising interest rate environment throughout the year. This was partially offset by an increase in service charges and fees of $96 thousand due to the continued growth in the Overdraft Protection Plan implemented during fiscal 2004. Also, positively impacting non-interest income was an increase in loan servicing income of $202 thousand due to growth in the portfolio experienced in the prior year as well as reduced pre-payments within this portfolio. Gains on the sale of loans held for sale declined by $30 thousand in fiscal 2005 compared to fiscal 2004 as a result of the rising interest rate environment and income credited on BOLI declined by $51 thousand as the crediting rate was reduced.

Non-Interest Expense.   The primary components of non-interest expense are compensation and employee benefits, occupancy and equipment expenses, data processing costs, deposit account services, professional fees and a variety of other expenses. For the years ended June 30, 2006, 2005, and 2004, non-interest expense totaled $37.4 million, $23.4 million and $20.4 million, respectively. The primary reason for the increase in non-interest expense in fiscal 2006 compared to fiscal 2005 was the Merger. The primary reasons for the increase in non-interest expense in fiscal 2005 compared to fiscal 2004 was a $2.0 million increase in other non-interest expense due primarily to $275 thousand in Merger related charges, $583 thousand in consulting fees and a $913 thousand settlement of a legal proceeding.

Salaries and employee benefit expenses totaled $20.1 million, $13.1 million and $12.7 million, respectively, for the fiscal years ended June 30, 2006, 2005, and 2004. For the year ended June 30, 2006, compensation and benefit costs increased approximately $7.0 million or 53.9% due primarily to an increased number of employees as a result of the merger. At June 30, 2006, the Company had 312 full-time employees as compared to 170 at June 30, 2005. Additionally, the Company incurred severance costs of approximately $550 thousand resulting from job eliminations upon consummation of the Merger. For the year ended June 30, 2005, compensation and benefit costs increased approximately $367 thousand or 2.9% due primarily to normal salary increases.

Occupancy and equipment expenses were $6.0 million, $2.6 million, and $2.6 million for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. During fiscal year 2006, these costs increased $3.4 million due to the addition of 13 branch locations from the Merger as well as the Company’s relocation to a new corporate headquarters and operations building in February 2006. In fiscal 2006, the approximate occupancy cost of $237 thousand for the headquarters building was offset by a sale-leaseback of certain of the Bank’s branches for which the cash proceeds were invested in loans or repaid borrowings. The

Company’s rent expense increased from $837 thousand in fiscal 2005 to $2.0 million in fiscal 2006 and is expected to increase to $2.6 million in fiscal 2007 based on current leases.

Advertising expenses for fiscal 2006, 2005 and 2004 were $1.5 million, $978 thousand and $702 thousand, respectively. The increase during fiscal 2006 was due primarily to direct mail campaigns to the combined company’s customer base as the Company commissioned a study of its customer base and found there were significant opportunities to cross-sell its existing products. During fiscal 2005, the Company increased its local media advertising as part of a campaign to grow core deposits as well as increasing the Bank’s name recognition in the marketplace.

For the fiscal years ended June 30, 2006, 2005, and 2004, amortization of intangible assets was $1.9 million, $57 thousand and $83 thousand respectively. The significant increase in fiscal 2006 is the result of the amortization of the core deposit intangible recorded as a result of the Merger. The asset is being amortized using an accelerated method over a twelve-year period. Amortization of intangible assets is expected to be $2.1 million for the fiscal year ending June 30, 2007.

Data processing expenses were $1.2 million, $960 thousand, and $810 thousand, respectively, for fiscal 2006, 2005 and 2004. The increase in the current fiscal year was the result of the large increase in the number of accounts resulting from the Merger. On a per account basis, the cost declined as a new contract was negotiated with the third party data processing company. The increase in fiscal year 2005 resulted from increased accounts and a rate increase in the Company’s third-party data processing contract, as the Company did not renew the contract for the full term in anticipation of the Merger.

Professional fees were $2.6 million, $1.4 million and $812 thousand for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The $1.1 million increase in the current year resulted primarily from increased consulting costs related to the integration of the Sarbanes-Oxley 404 compliance for the combined company, the aforementioned analysis of our customer base, and assistance with the development of the combined company’s strategic plan and branding initiatives. The fiscal 2005 increase in professional fees was due primarily to costs related to the Company’s review of potential acquisition transactions (including the Merger) and other general corporate matters.

For the fiscal years ended June 30, 2006, 2005, and 2004, other expenses, which include miscellaneous operating items, were $3.9 million, $4.2 million and $2.6 million, respectively. Included in other expenses for the year ended June 30, 2005 is an approximate $913 thousand settlement of a legal proceeding.

Income Tax Provision.   Income tax expense amounted to $5.3 million for the year ended June 30, 2006. This compares to a tax expense of $3.1 million, and $2.6 million for the years ended June 30, 2005 and 2004, respectively. The effective tax rates for fiscal 2006, 2005 and 2004 were 32.2%, 31.2% and 29.9%, respectively. The increase in the income tax expense and the effective tax rate for the year ended June 30, 2006 and June 30, 2005, was primarily related to an increase in the pre-tax income and a reduction in the level of tax-free investment income as a percentage of pre-tax income.

Liquidity and Commitments

The Company’s primary sources of funds are from deposits, principal amortization of loans, loan and securities prepayments and repayments, interest income from loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. We have also utilized outside borrowings, primarily from the FHLB of Pittsburgh as an additional funding source.

We use our liquidity resources to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2006, outstanding approved loan commitments were $14.7 million and certificates of deposit maturing within the next twelve months amounted $216.1 million. Based upon historical experience, it is anticipated that a significant portion of the maturing certificates of deposit will be reinvested in the Bank. However, the Bank may not aggressively try to retain funds from maturing certificates of deposits if it is a single relationship customer driven by higher rates.

Due to the interest rate environment during the year ended June 30, 2006, in which long-term rates remained relatively low from a historical standpoint, the Company continued to experience higher than a normal amount of prepayments of loans and mortgage-backed securities as borrowers repaid higher rate loans and refinanced those loans at lower rates.

During the past two fiscal years, the Company increased its use of borrowings from the FHLB as a cost effective means to obtain funds at varying maturities to implement asset/liability strategies. Outstanding borrowings from the FHLB have increased to $282.7 million at June 30, 2006 compared to $237.4 million at June 30, 2005. Under terms of the borrowing agreement with the FHLB, the Bank pledges certain assets such as residential mortgage loans and mortgage-backed securities as well as stock in the FHLB as collateral for these advances. At June 30, 2006, the Bank had $764.3 million in additional borrowing capacity available from the FHLB.

Prior to the Merger, the Company had not in the past used any significant off-balance sheet financing arrangement for liquidity or other purposes. Our financial assets with off-balance sheet risk are limited to obligations to fund loans to borrowers pursuant to existing loan commitments. Additionally, the Company has not had any transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could affect its liquidity or capital resources, nor do we currently intend to engage in trading commodity contracts. With the Merger and the resulting increased size of the combined companies, the Company may, from time to time, utilize certain derivative financial instruments to assist in its asset/liability strategies and has in fact assumed the liability for certain interest rate derivatives entered into by Chester Valley.

The Company fully anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.

The Company’s contractual obligations as of June 30, 2006 are as follows:

	Payments Due by Period:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in thousands)
Federal Home Loan Debt	$282,717	$60,145	$92,615	$64,917	$65,040
Operating Leases	27,312	2,560	6,781	4,972	12,999
Total Obligations	$310,029	$62,705	$99,396	$69,889	$78,039

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lines of credit	$146,001	$33,864	$6,076	$2,380	$103,681
Standby letters of credit	9,012	8,911	101	—	—
Other commitments to make loans	14,747	14,747	—	—	—
Construction loans	61,609	40,295	21,314	—	—
Total	$231,369	$97,817	$27,491	$2,380	$103,681

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

Item 7A.                Quantitative and Qualitative Disclosure of Market Risk

Asset/Liability Management and Interest Rate Risk

The market value of assets and liabilities, as well as future earnings, can be affected by interest rate risk. Market values of financial assets have an inverse relationship to rates, i.e., when interest rates rise, the market value of many of the Company’s assets decline and when rates fall, the market value of many of the Company’s assets rise. The primary assets of the Company are loans to borrowers who often have the ability to prepay their loan. Therefore, in a falling rate environment, the increase in the market value of the Company’s assets is limited by this option for the borrower to prepay the loan.

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest spread that can be maintained during fluctuations in prevailing interest rates. Interest rate sensitivity gap (“gap”) is a measure of the difference between interest-earning assets and interest-bearing liabilities that either mature or re-price within a specified time period. A gap is considered positive when the amount of interest-earning assets exceeds the amount of interest-bearing liabilities, and is considered negative when interest-bearing liabilities exceed interest-earning assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would generally result in an increase in net interest income, and a positive gap would result in a decrease in net interest income. This is usually the case; however, interest rates on differing financial instruments will not always change at the same time or to the same extent.

The following gap table shows the amount as of June 30, 2006 of assets and liabilities projected to mature or re-price within various time periods. This table includes certain assumptions management has made that affect the rate at which loans will prepay as well as the duration of core deposits. Changes in interest rates may affect these assumptions, which would impact our gap position.

	0 to 3 months	3 to 12 months	1 to 3 years	3 to 5 years	over 5 years	Total
	(Dollars in thousands)
Securities and interest-bearing deposits	$49,239	$34,586	$94,900	$41,849	$94,482	$315,056
Loans receivable	302,875	156,403	342,732	169,288	110,491	1,081,789
Total interest-earning assets	352,114	190,989	437,632	211,138	204,973	1,396,845
Certificates of deposit	47,873	168,635	62,804	20,831	1,484	301,627
Other interest-bearing deposits	164,908	106,009	179,447	68,527	1,856	520,747
Borrowings	73,231	52,709	120,377	38,135	87,566	372,018
Total interest-bearing liabilities	286,012	327,353	362,628	127,493	90,906	1,194,392
Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$66,102	$(136,364)	$75,004	$83,645	$114,067	$202,452
Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$66,102	$(70,262)	$4,742	$88,385	$202,452	$202,452
Cumulative excess (deficiency) of interest-earning assets to Interest-bearing liabilities as a Percent of total assets	4.2%	(4.5)%	0.3%	5.6%	12.2%	12.2%
Ratio of interest-earning assets to interest-bearing liabilities	123.1%	58.3%	120.7%	165.6%	223.3%	116.9%
Cumulative ratio of interest-Earning assets to assets to Interest-bearing liabilities	123.1%	88.5%	100.5%	108.0%	116.9%

At June 30, 2006, the ratio of the cumulative interest-earning assets maturing or re-pricing in one-year or less to interest-bearing liabilities maturing or re-pricing in one-year or less was 88.5%, which results in a cumulative one-year gap to total assets ratio of negative 4.5%, indicating that the Bank’s net interest income could decline depending upon the degree to which interest rates change and the change in the relationship between interest rates used to re-price assets and interest rates used in the re-pricing of liabilities.

The Company has adopted asset/liability management policies designed to quantify the interest rate risk caused by mismatches in the maturities and re-pricing of our interest-earning assets and interest-bearing liabilities. These interest rate risk and asset/liability management actions are taken under the guidance of the Finance Committee. The Finance Committee’s purpose is to communicate, coordinate and control asset/liability management consistent with our business plan and Board approved policies. The objective of the Finance Committee is to manage asset and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, risk and profitability goals. The Finance Committee meets at least quarterly and monitors the volume and mix of assets and funding sources taking into account the relative costs and spreads, the interest rate sensitivity gap and liquidity needs. The Finance Committee also reviews economic conditions and interest rate projections, current and projected liquidity needs and capital positions, anticipated changes in the mix of assets and liabilities, and interest rate exposure limits versus current projections pursuant to gap analysis and interest income simulations. At each meeting, the Finance Committee recommends changes in strategy as appropriate. Interest rate risk issues are also discussed by the Board of Directors on a regular basis. Management meets periodically to monitor progress in achieving asset/liability targets approved by the Board, particularly the type and rate on asset generation and sources of funding.

In order to manage the Company’s assets and liabilities and improve our interest rate risk position, emphasis has been placed on the origination of assets with shorter maturities or adjustable rates such as commercial and multi-family real estate loans, construction loans, home equity loans and to a lesser extent commercial business loans. At the same time, other actions include attempts to increase our core deposits and the use of FHLB advances as additional sources of funds. Additionally, longer term fixed rate single-family residential mortgage loans are originated and held for sale.

The Finance Committee regularly reviews interest rate risk by, among other things, examining the impact of alternative interest rate environments on net interest income and net portfolio value (“NPV”), and the change in NPV. NPV is the difference between the market value of assets and the market value of liabilities and off-balance sheet items under various interest rate scenarios. Sensitivity is the difference (measured in basis points) between the NPV to assets ratio at market rate and the NPV to assets ratio determined under each rate scenario. The Finance Committee monitors both the NPV and sensitivity according to guidelines established by the OTS in Thrift Bulletin 13A “Management of Interest Rate Risk, Investment Securities and Derivative Activities,” and board approved limitations.

Presented below, as of June 30, 2006 and 2005, is an analysis of the interest rate risk position as measured by NPV and sensitivity based upon various rate scenarios. These values for 2006 were obtained from an internal model produced by the Bank as required by OTS regulation as total assets now exceed $1.0 billion. Fiscal 2005 values were obtained from data submitted by the Bank to the OTS. The OTS performs scenario analysis to estimate current or base case economic value and estimates NPV that would result from instantaneous, parallel shifts of the yields on various financial instruments of plus and minus 100, 200 and 300 basis points. Due to the level of interest rates at the time, no values are calculated for hypothetical rate scenarios of down 300 basis points at June 30, 2005. It only provides an estimate of economic value at a point in time and the economic value of the same portfolio under the above referenced interest rate scenarios.

Estimated change in NPV and Sensitivity
At June 30, 2006

	Net Portfolio Value
	Amount of Change	Percent of change	To Assets
	(in thousands)
Hypothetical change in interest rates
up 300 basis points	$(56,211)	(27.5)%	9.76%
up 200 basis points	(33,116)	(16.2)	11.12
up 100 basis points	(14,395)	(7.1)	12.16
no change—base case	—	—	12.91
down 100 basis points	8,812	4.3	13.34
down 200 basis points	1,726	0.8	12.89
down 300 basis points	(15,299)	(7.5)	11.87

Estimated change in NPV and Sensitivity
At June 30, 2005

	Net Portfolio Value
	Amount of Change	Percent of change	To assets
	(in thousands)
Hypothetical change in interest rates
up 300 basis points	$(32,238)	(25)%	10.12%
up 200 basis points	(20,207)	(16)	11.20
up 100 basis points	(9,073)	(7)	12.15
no change—base case	—	—	12.87
down 100 basis points	1,705	1	12.92
down 200 basis points	(2,179)	(2)	12.45

The Bank’s sensitivity remained relatively stable for fiscal 2006 as compared to fiscal 2005 due primarily to interest sensitive assets acquired in the Merger, which was partially offset, by the intangible assets recorded with the acquisition.

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

Recent Accounting Pronouncements

FSP- FASB 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments

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

Statement of Position 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants’ (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the Practice Bulletin 6 on Amortization of Discounts on Certain Acquired Loans. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The Company applied the provisions of SOP 03-3 to the Merger with Chester Valley resulting in an approximate $436 thousand reduction in the allowance for loan losses acquired from

Chester Valley to record the estimated fair value of certain loans classified as doubtful in the acquired Chester Valley loan portfolio.

FSP FAS 123(R)-2 Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” The FSP discusses the application of grant date of a share-based payment award as defined in FASB Statement No. 123(R). One of the criteria established by Statement 123(R) for determining the grant date is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment award. According to the FSP, a mutual understanding shall be presumed to exist if (a) the award is a unilateral grant; and (b) the key terms and conditions of the award are expected to be communicated to the employee within a relatively short period of time from the date of approval. The FSP is effective upon adoption of FASB Statement No. 123(R) for reporting periods after October 18, 2005. The Company has adopted the FSP and has applied its provisions to all grants that occurred during the year ended June 30, 2006.

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

FSP FAS 123(R)-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event

In February 2006, the FASB issued FSP FAS 123(R)-4, which addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. FSP FAS 123(R)-4 amends SFAS No. 123R, which requires options or similar instruments to be classified as liabilities if the employee can be required under any circumstances to settle the option or similar instrument by transferring cash or other assets. According to FSP FAS 123(R)-4, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control should not be reclassified as a liability until it becomes probable that the event will occur. This FSP is effective for reporting periods beginning after February 3, 2006, with early application permitted. As of June 30, 2006, the Company has accounted for all options in accordance with FSP FAS 123(R)-4.

FSP SOP 94-6-1 Terms of Loan Products That May Give Rise to a Concentration of Credit Risk

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.”  The FSP addresses the concentration of credit risk arising from certain loan products whose contractual features may increase an entity’s exposure to risk of non-payment or realization. An entity must determine whether its loan products have terms that give rise to a concentration of credit risk, as defined in FASB Statement No. 107, and assess the adequacy of disclosures and accounting treatment for all lending products. The FSP is effective for reporting periods ending after

December 19, 2005. The Company has reviewed its loan portfolio in accordance with FSP SOP 94-6-1 and has determined that no concentration of credit risk exists as of June 30, 2006.

EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In June 2006 EITF meeting, the Task Force reached a tentative conclusion that, for endorsement split-dollar life insurance arrangements, an employer should recognize a liability for future benefits based on the substantive agreement with the employee, since the postretirement benefit obligation is not effectively settled. An entity would be permitted to apply the consensus by retrospective application to all prior periods in accordance with FASB Statement No. 154, including its required disclosures. A final consensus on this Issue is expected to be effective for fiscal years beginning after December 15, 2006. The Bank has recorded a liability of $246 thousand within other liabilities on the consolidated statements of financial condition to account for the settlement of the future benefit obligation.

FASB Interpretation 48, Accounting for Uncertainty in Income Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.”  This interpretation clarifies the application of FASB Statement No. 109 by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, the interpretation provides guidance on the measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 31, 2006. The Company is evaluating the potential impact of this interpretation on results of its future operations and financial condition.

Selected Quarterly Financial Data

The following table presents selected quarterly operating data for the fiscal years ended June 30, 2006 and 2005.

	For the quarter ended
	06/30/06	03/31/06	12/31/05	09/30/05
	(Dollars in thousands, except per share data)
Total interest income	$22,561	$21,792	$21,605	$15,572
Total interest expense	9,326	8,586	7,971	6,355
Net interest income	13,235	13,206	13,634	9,217
Provision for loan loss	2,485	—	207	513
Total non-interest income	2,880	2,078	2,326	363
Total non-interest expense	10,290	9,503	9,767	7,842
Income tax expense	991	1,857	2,109	299
Net income	2,349	3,924	3,877	926
Earnings per share
Basic	$0.17	$0.28	$0.27	$0.08
Diluted	$0.16	$0.27	$0.27	$0.08

	For the quarter ended
	06/30/05	03/31/05	12/31/04	09/30/04
	(Dollars in thousands, except per share data)
Total interest income	$12,921	$12,730	$12,517	$11,511
Total interest expense	5,121	4,863	4,645	4,120
Net interest income	7,800	7,867	7,872	7,391
Provision for loan loss	197	504	360	171
Total non-interest income	899	947	865	767
Total non-interest expense	6,048	6,577	5,423	5,350
Income tax expense	745	527	948	833
Net income	1,709	$1,206	$2,006	$1,804
Earnings per share
Basic	$0.19	$0.13	$0.22	$0.20
Diluted	$0.18	$0.13	$0.21	$0.19

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Willow Financial Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Willow Financial Bancorp, Inc. and subsidiary (the Company) as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Willow Financial Bancorp, Inc. and subsidiary as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Willow Financial Bancorp, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 25, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP
Philadelphia, Pennsylvania
September 25, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Willow Financial Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Effectiveness of Internal Control Over Financial Reporting, that Willow Financial Bancorp, Inc. and subsidiary (the Company) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Willow Financial Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Willow Financial Bancorp, Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Willow Financial Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Willow Financial Bancorp, Inc. and subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2006, and our report dated September 25, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Kpmg Llp
Philadelphia, Pennsylvania
September 25, 2006

Willow Financial Bancorp, Inc.
Consolidated Statements of Financial Condition

	At June 30, 2006	At June 30, 2005
	(Dollars in thousands, except share data)
Assets:
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$32,930	$6,189
Interest-earning deposits	4,289	14,420
Total cash and cash equivalents	37,219	20,609
Investment securities:
Trading	902	53
Available for sale (amortized cost of $203,221 and $150,666, respectively)	196,925	148,517
Held to maturity (fair value of $102,087 and $164,909, respectively)	105,561	164,451
Federal Home Loan Bank Stock	16,856	14,256
Loans (net of allowance for loan losses of $16,737 and $6,113, respectively)	1,063,882	584,187
Loans held for sale	2,635	1,795
Accrued interest receivable	6,647	4,094
Property and equipment, net	10,064	5,659
Bank owned life insurance	11,483	5,447
Real estate owned	51	439
Core deposit intangible, net	12,975	33
Goodwill	94,072	848
Other assets	17,463	8.867
Total assets	$1,576,735	$959,255
Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$822,374	$519,916
Non-interest-bearing deposits	162,864	82,762
Securities sold under agreements to repurchase	53,152	—
Federal Home Loan Bank advances	282,717	237,400
Advance payments from borrowers for taxes	4,776	2,850
Trust preferred securities	36,149	—
Accrued interest payable	2,205	1,064
Other liabilities	9,425	8,220
Total liabilities	1,373,662	852,212
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value; (40,000,000 authorized; 16,584,870 and 11,457,602 issued at June 30, 2006 and 2005, respectively)	166	115
Additional paid-in capital	178,886	86,086
Retained earnings—substantially restricted	60,404	56,046
Accumulated other comprehensive loss	(3,642)	(1,353)
Obligation of deferred compensation plan	1,258	1,076
Treasury stock at cost, 1,736,308 and 1,730,101 shares at June 30, 2006 and June 30, 2005, respectively	(28,251)	(28,072)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,573)	(5,035)
Recognition and Retention Plan Trust (RRP)	(1,175)	(1,820)
Total stockholders’ equity	203,073	107,043
Total liabilities and stockholders’ equity	$1,576,735	$959,255

See accompanying Notes to Consolidated Financial Statements

Willow Financial Bancorp, Inc.

Consolidated Statements of Income

	For the year ended June 30,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$65,472	$34,536	$29,123
Securities, primarily taxable	16,058	15,143	11,505
Total interest income	81,530	49,679	40,628
Interest expense:
Deposits	17,648	9,931	9,277
Securities sold under agreements to repurchase	1,056	—	—
Borrowings	13,534	8,818	5,797
Total interest expense	32,238	18,749	15,074
Net interest income	49,292	30,930	25,554
Provision for loan losses	3,205	1,232	426
Net interest income after provision for loan losses	46,087	29,698	25,128
Non-interest income:
Investment services income, net	2,634	—	—
Service charges and fees	5,000	2,418	2,322
Realized gain (loss) on sale of:
Loans held for sale	374	597	627
Investment securities available for sale	(919)	73	796
Other income	558	389	238
Total non-interest income	7,647	3,477	3,983
Non-interest expense:
Salaries and employee benefits	20,106	13,062	12,695
Occupancy and equipment	6,011	2,646	2,583
Data processing	1,220	960	810
Advertising	1,504	978	702
Deposit insurance premiums	124	85	87
Amortization of intangible assets	1,928	57	83
Professional fees	2,587	1,441	812
Other expense	3,922	4,168	2,618
Total non-interest expense	37,402	23,397	20,390
Income before income taxes	16,332	9,778	8,721
Income tax expense	5,256	3,052	2,610
Net Income	$11,076	$6,726	$6,111
Earnings per share:
Basic	$0.83	$0.74	$0.66
Diluted	$0.81	$0.71	$0.62

See accompanying Notes to Consolidated Financial Statements

Willow Financial Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Obligation of deferred compensation plan	Treasury stock	Common stock acquired by benefit plans	Total
	(Dollars in thousands, except per share data)
Balance—June 30, 2003	$114	$83,542	$51,049	$1,855	—	$(10,356)	$(9,074)	$117,130
Net income	—	—	6,111	—	—	—	—	6,111
Other comprehensive loss	—	—	—	(4,318)	—	—	—	(4,318)
Payment of Deferred Acquisition Costs	—	(36)	—	—	—	—	—	(36)
Exercise of Stock Options	—	392	—	—	—	—	—	392
ESOP shares committed to be released	—	576	—	—	—	—	462	1,038
Obligation of deferred compensation plan	—	—	—	—	525	—	—	525
Amortization of RRP shares	—	34	—	—	—	—	707	741
Treasury stock acquired (853,166 shares at cost)	—	—	—	—	—	(14,570)	—	(14,570)
Tax benefit related to employee stock benefit plans	—	407	—	—	—	—	—	407
Cash dividends paid—($0.38 per share)	—	—	(3,644)	—	—	—	—	(3,644)
Balance at June 30, 2004	$114	$84,915	$53,516	$(2,463)	$525	$(24,926)	$(7,905)	$103,776
Net income	—	—	6,726	—	—	—	—	6,726
Other comprehensive income	—	—	—	1,110	—	—	—	1,110
Exercise of Stock Options	1	284	—	—	—	—	—	285
ESOP shares committed to be released	—	566	—	—	—	—	462	1,028
Obligation of deferred compensation plan	—	—	—	—	551	—	—	551
Amortization of RRP shares	—	9	—	—	—	—	588	597
Treasury stock acquired (155,577 shares at cost)	—	—	—	—	—	(3,146)	—	(3,146)
Tax benefit related to employee stock benefit plans	—	312	—	—	—	—	—	312
Cash dividends paid—($0.46 per share)	—	—	(4,196)	—	—	—	—	(4,196)
Balance at June 30, 2005	$115	$86,086	$56,046	$(1,353)	$1,076	$(28,072)	$(6,855)	$107,043
Net income	—	—	11,076	—	—	—	—	11,076
Other comprehensive income	—	—	—	(2,289)	—	—	—	(2,289)
Common stock issued in acquisition	50	90,966	—	—	—	—	—	91,016
Exercise of Stock Options	1	1,274	—	—	—	—	—	1,275
Stock based compensation	—	306	—	—	—	—	—	306
ESOP shares committed to be released	—	—	—	—	—	—	462	462
Obligation of deferred compensation plan	—	—	—		182	—	—	182
Amortization of RRP shares	—	—	—	—	—	—	645	645
Treasury stock acquired (15,132 shares at cost)	—	—	—	—	—	(179)	—	(179)
Tax benefit related to employee stock benefit plans	—	254	—	—	—	—	—	254
Cash dividends paid—($0.48 per share)	—	—	(6,718)		—	—	—	(6,718)
Balance at June 30, 2006	$166	$178,886	$60,404	$(3,642)	$1,258	$(28,251)	$(5,748)	$203,073

	For the year ended June 30,
	2006	2005	2004
Net unrealized (losses) gains on securities available for sale arising during the period, net of tax	$(3,424)	$1,061	$(4,812)
Reclassification adjustments for gains included in net income, net of tax	630	49	494
Net unrealized gain on cash flow hedge	505	—	—
Other comprehensive (loss) income	(2,289)	1,110	(4,318)
Net income	11,076	6,726	6,111
Comprehensive income	$8,787	$7,836	$1,793

See accompanying Notes to Consolidated Financial Statements.

Willow Financial Bancorp, Inc.

Consolidated Statements of Cash Flows

	For the year ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Net cash flows from operating activities:
Net income	$11,076	$6,726	$6,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,837	955	996
Amortization of premium and accretion of discount, net	347	595	1,313
Amortization of intangible assets	1,928	57	83
Provision for loan losses	3,205	1,232	426
Gain on sale of loans available for sale	(370)	(597)	(627)
Loss (gain) on sale of securities available for sale and trading	936	(73)	(796)
Increase in loans held for sale	(76,020)	(108,823)	(85,504)
Proceeds from sale of loans held for sale	81,911	108,761	90,288
Purchase of trading account securities	(820)	(53)	—
Tax benefit from stock options exercised	198	—	—
Amortization of deferred loan fees, discounts and premiums	(1,442)	(124)	91
Decrease (increase) in accrued interest receivable	335	(529)	(45)
Decrease (increase) in other assets	9,063	(1,129)	(3,241)
(Decrease) increase in other liabilities	8,455	3,536	(273)
Stock based compensation	1,963	1,625	1,779
(Decrease) increase in accrued interest payable	(351)	78	53
Net cash provided by operating activities	25,341	12,237	10,654
Cash flows from investing activities:
Capital expenditures	(3,287)	(631)	(617)
Proceeds from sale of office buildings	11,139	—	—
Net increase in loans	(25,825)	(61,029)	(110,389)
Purchase of securities available for sale	(23,027)	(23,472)	(153,338)
Purchase of investment securities held to maturity	—	(107,388)	(76,949)
Proceeds from sales and calls of securities available for sale	80,132	98,063	194,965
Proceeds from maturities, payments and calls of investment securities held to maturity	59,159	41,450	7,278
Net decrease (increase) in FHLB stock	11,544	(2,053)	(2,951)
Proceeds from sale of other real estate owned	388	262	43
Net cash used for acquisition	(35,032)	—	—
Net cash provided by (used in) investing activities	75,191	(54,798)	(141,958)
Cash flows from financing activities:
Net (decrease) increase in deposits	(55,519)	(437)	16,472
Increase in securities sold under agreements to repurchase	26,636	—	—
Proceeds from FHLB advances	215,700	109,500	105,917
Repayment of FHLB advances	(291,724)	(78,268)	(32,306)
Increase (decrease) in advance payments from borrowers for taxes and insurance	1,428	(13)	(41)
Net proceeds from the issuance of trust preferred securities	25,000	—	—
Cash dividends on common stock	(6,718)	(4,196)	(3,644)
Proceeds from stock issuance	—	285	392
Stock options exercised	1,275	—	—
Repayment of stock subscription expenses	—	—	(36)
Common stock repurchased as treasury stock	—	(3,146)	(14,045)
Net cash (used in) provided by financing activities	(83,922)	23,725	72,709
Net increase (decrease) in cash and cash equivalents	16,610	(18,836)	(58,595)
Cash and cash equivalents:
Beginning of year	20,609	39,445	98,040
End of year	$37,219	$20,609	$39,445
Supplemental disclosures of cash and cash flow information
Interest paid	$32,589	$18,671	$15,021
Income taxes paid	2,628	2,941	$3,838
Noncash items:
Net unrealized (loss) gain on investment securities available for sale, net of tax	(3,424)	1,061	(4,812)
Net unrealized gain on cash flow hedge, net of tax	505	—	—
Loans transferred to other real estate owned	—	532	112

See accompanying Notes to Consolidated Financial Statements.

1.                 Description of Business and Basis of Financial Statement Presentation

Effective at 11:59 p.m., September 21, 2006, Willow Grove Bancorp, Inc. and Willow Grove Bank changed their names to Willow Financial Bancorp, Inc. and Willow Financial Bank, respectively. As contained  herein, references to the Company include both Willow Financial Bancorp, Inc. and Willow Grove Bancorp, Inc. and references to the Bank include both Willow Financial Bank and Willow Grove Bank. Coincident with the name change, the Company’s trading symbol on the NASDAQ Select Global Market was changed from “WGBC” to “WFBC”.

Willow Financial Bancorp, Inc. (the “Company”), is a Pennsylvania corporation and parent holding company for Willow Financial Bank (the “Bank”). The Bank, which was originally organized in 1909, is a federally chartered savings bank and wholly owned subsidiary of the Company. The Bank’s business consists primarily of making commercial business and consumer loans as well as real estate loans, both commercial and residential, funded primarily by retail and business deposits along with borrowings.

After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. (“Chester Valley”), a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $654 million in assets. Chester Valley had two wholly owned subsidiaries, First Financial Bank, a Pennsylvania chartered commercial bank (“Chester Valley”) with 13 full-service banking offices, and Philadelphia Corporation for Investment Services, a registered investment advisor and broker dealer (“PCIS”). The former 13 full-service banking offices of Chester Valley, which are located in Chester County, Pennsylvania, are now operating as the “First Financial Division” of Willow Financial Bank.

Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and Chester Valley was merged with and into Willow Financial Bank with Willow Financial Bank as the surviving bank (the “Bank Merger”). PCIS became a wholly owned subsidiary of the Company. As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the “Chester Valley Common Stock”), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of the Company common stock, par value $0.01 per share (the “Company Common Stock”), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Company Common Stock and $51.0 million in cash. The total merger consideration paid for the Chester Valley Common Stock was $145.3 million. This included capitalized acquisition costs and the value of Chester Valley vested stock options converted to options of the Company at the average stock price of the Company on the four days surrounding the announcement of the acquisition. The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

The Merger has been accounted for using the purchase method of accounting, which requires that our financial statements include activity of Chester Valley only subsequent to the acquisition date of August 31, 2005. Accordingly, our consolidated financial statements and the information herein include the combined results of the former Chester Valley and its former subsidiaries, Chester Valley and PCIS, since September 1, 2005.

Effective February 28, 2006, the Bank completed the sale of all outstanding shares of capital stock of Philadelphia Corporation for Investment Services (“PCIS”) to Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer (“Uvest”) for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the parties entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for PCIS, and a Financial Services Agreement between PCIS and the Bank which provides that the Bank will be entitled to 92% of the revenue generated by the securities brokerage activities conducted at the PCIS office and will bear substantially all operational and overhead expenses. Upon consummation of the sale of PCIS stock to Uvest, PCIS is no longer a subsidiary of the Company. However, under the provisions of FIN 46R (“Consolidation of Variable Interest Entities”), the results of PCIS continue to be consolidated in the Company’s financial statements. The affiliation agreement with Uvest has the primary effect of relieving PCIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

References to the Company include its subsidiary, Willow Financial Bank and its business segment, PCIS, unless the context of the reference indicates otherwise.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Willow Financial Bank. The accounts of the Bank include its wholly owned subsidiaries, Willow Grove Investment Corporation, Willow Grove Insurance Agency, LLC, D&S Service Corporation, and First Financial Investments. All material intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior years are reclassified for comparability to the current year’s presentation. Such reclassifications, when applicable, have no effect on net income. The Company follows accounting and reporting practices which are in accordance with U.S. generally accepted accounting principles.

2.                 Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on a different basis, from its interest-earning assets. The Company’s primary credit risk is the risk of default on the Company’s loan portfolio that results from the borrower’s inability to make contractually required payments. The Company’s lending activities are concentrated in Pennsylvania. The largest concentration of the Company’s loan portfolio is located in southeastern Pennsylvania. The ability of the Company’s borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower’s geographic region and the borrower’s financial condition. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, the valuation of loans held for sale, securities available for sale and mortgage servicing assets. The Company is subject to certain Federal banking laws and regulations as further described herein and in note 17. Compliance with regulations causes the Company to incur significant costs. In addition, the possibility of future changes to such regulations presents the risk that future additional costs will be incurred that may impact the Company.

3.                 Acquisition of Chester Valley Bancorp

The above noted Chester Valley acquisition cost was approximately $145.3 million comprised of $88.5 million related to 4,977,256 shares of common stock issued by the Company, $54.2 million in cash, consisting of $51.0 million paid to shareholders of Chester Valley and $3.2 million in capitalizable acquisition costs along with $2.6 million related to the conversion of former stock options of Chester Valley to options of the Company. As a result of the Merger, the Company recorded an approximate $108.1 million intangible asset, including a $14.9 million core deposit intangible asset with the remainder recorded as goodwill. The Company’s statement of operations for the twelve months ended June 30, 2006 includes the results of operations of the former Chester Valley Bancorp and subsidiaries only for the period beginning on September 1, 2005. The fair values used in computing the purchase accounting adjustments have been finalized.

The Company believes the Merger enhanced its franchise value through the addition of 13 branch locations in the growing and affluent county of Chester County, Pennsylvania. Additionally, the Company’s existing customers have benefited from additional products offered by Chester Valley, which were not being offered previously by the Company.

The following table summarizes the purchase accounting adjustments resulting from the Merger:

Chester Valley Acquisition Summary
(Dollars in Thousands)

Total acquisition price	$145,314
Tangible book value of Chester Valley	47,530
Adjustments to record assets and liabilities at fair value:
Loan discount	(1,181)
FHLB advance discount	(44)
Certificate of deposit premium	(1,036)
Trust preferred premium	(277)
Other liabilities	(7,125)
Market value adjustment on premises and equipment	(661)
Core deposit intangible	14,883
Resulting goodwill	93,225

The following table summarizes the pro forma operating results of Willow Financial Bancorp had the acquisition of Chester Valley occurred on July 1, 2005.

Willow Financial Bancorp
Pro-forma Operating Results with Chester Valley Acquisition
For year ended June 30, 2006
(Dollars in thousands, except per share amounts)

Total interest income	$87,506
Total interest expense	34,423
Provision for loan losses	3,649
Other income	8,149
Other expense	46,971
Income before tax	10,612
Income tax	3,246
Net income	7,366
Non-recurring items(a)	8,426
Adjusted net income(b)	$15,792
Earnings per Share:
Basic	$0.56
Diluted	$0.54

        (a) Reflects losses on securities sales ($1.8 million), professional fees ($1.8 million) and stock option compensation payments to holders of certain Chester Valley options ($4.8 million).

  (b) Adjusted for non-recurring items at an effective tax rate of 35%.

The Company does not believe the pro-forma operating results for the year ended June 30, 2005 would provide meaningful information to the reader of the financial statements as the change in interest rates occurring during the fiscal year ended June 30, 2006 resulted in significant changes in the purchase accounting adjustments resulting from the Merger. Additionally, the Merger was effective on the close of business on August 31, 2005 and was therefore close to the beginning of the fiscal year ending on June 30, 2006.

4.                 Summary of Significant Accounting Policies

Use of Estimates

In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenue and expense for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses and income taxes. Management believes that the allowance for loan losses and the balances in income tax accounts are adequate. Various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and valuations of real estate owned. Such agencies may require the Bank to recognize additions to the allowance or adjustments to the valuations based on their judgments about information available to them at the time of their examination.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with original maturities of three months or less.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market calculated on an aggregate basis, with any unrealized losses reflected in the consolidated statements of income. Loans transferred from loans held for sale to loans receivable are transferred at the lower of cost or market value at the date of transfer. Gains are recognized upon delivery to the purchaser of said loans.

Investment Securities

The Company divides its securities portfolio into three segments: (a) held to maturity, (b) available for sale and (c) trading. Securities in the held to maturity category are carried at cost, adjusted for amortization of premiums and accretion of discounts, using the level yield method, based on the Company’s intent and ability to hold the securities until maturity. Marketable securities included in the available for sale category are carried at fair value, with unrealized gains or losses that are temporary in nature, net of taxes, reflected as an adjustment to equity. Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced and reflected in the consolidated statements of income. The fair value of marketable securities is determined from publicly quoted market prices. Securities available for sale that are not readily marketable, which include Federal Home Loan Bank of Pittsburgh stock, are carried at cost, which approximates liquidation value. Premiums and discounts on securities are amortized/accreted using the level yield method. Trading account securities are carried at fair value, with unrealized gains and losses reflected in the consolidated statements of income.

At the time of purchase, the Company makes a determination of whether or not it will hold the securities to maturity, based upon an evaluation of the probability of future events. Those securities that the Company believes may not be held to maturity, due to interest rate risk, liquidity needs, or other asset/liability decisions, are classified as available for sale. If securities are sold, a gain or loss is determined by the specific identification method and is reflected in the operating results in the period the sale occurs. Trading account securities are limited to securities that are part of certain of the Company’s benefit plans.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management believes is adequate to cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Management establishes the loan loss allowance in accordance with guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). The determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. The Company uses historical loss factors for each loan type and, for loans that we consider higher risk for all but single-family mortgage loans and guaranteed consumer loans, a component for qualitative factors that may not be included in the historical loss calculation is added. This component establishes a range for factors such as, but not limited to, delinquency trends, asset classification trends and current economic conditions. Management then assesses these conditions and establishes, to the best of its ability, the allowance for loan losses from within the range calculated, based upon the facts known at that time. The methodology does not imply that any portion of the allowance for loan loss is restricted, but the allowance for loan loss applies to the entire loan portfolio.

Loans

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

Interest receivable on loans is accrued to income as earned. Non-accrual loans are loans on which the accrual of interest has ceased because the collection of principal or interest payments is determined to be doubtful by management. It is the policy of the Company to discontinue the accrual of interest and reverse any accrued interest when principal or interest payments are delinquent more than 90 days (unless the loan principal and interest are determined by management to be fully secured and in the process of collection), or earlier if the financial condition of the borrower raises significant concern with regard to the ability of the borrower to service the debt in accordance with the terms of the loan. Interest income on such loans is not accrued until the financial condition and payment record of the borrower demonstrates the ability to service the debt. Subsequent cash receipts are applied either to the outstanding principal or recorded as interest income, depending on management’s assessment of ultimate collectibility of principal and interest.

Loans are considered past due after one payment has been missed. Loans are charged off when they reach “loss” status in accordance with the Bank’s asset classification policy. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions and values, questionable, and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

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

Goodwill and Core Deposit Intangibles

Goodwill represents the excess cost over fair value of assets acquired over liabilities as a result of the Merger and earlier branch acquisitions. Core deposit intangibles are a measure of the value of checking and savings deposits acquired in the Merger accounted for under the purchase method. The core deposit intangible is being amortized to expense over a twelve-year life using a method that approximates a level yield method. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. The Company has not recorded any impairment losses as a result of this analysis in 2006, 2005 or 2004.

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

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented, see Note 6 (Earnings Per Share). Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plan and unvested common stock awards.

Stock Based Compensation

On July 1, 2005, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 123R, “Share-based Payment.” This Statement establishes the standards for accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the statement of operations. The revised Statement generally requires that an entity account for those transactions using the fair-value based method and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting provided in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued. Prior to July 1, 2005, the Company did not recognize employee equity-based compensation costs in net income. The remaining unrecognized compensation cost relating to non-vested stock based compensation awards at June 30, 2006 was $6.9 million. The weighted average remaining life for these awards is 4.3 years. The adoption of SFAS No. 123R had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting:

	Year ended June 30, 2006
	Using	SFAS
	Previous	123R	As
	Accounting	Adjustments	Reported
	(Dollars in thousands, except per share data)
Income before taxes	$16,638	$(306)	$16,332
Income taxes	5,364	(108)	5,256
Net Income	$11,274	$(198)	$11,076
Net income available to common stockholders	$11,198	$(198)	$11,000
Basic earnings per share	$0.84	$(0.01)	$0.83
Diluted earnings per share	$0.82	$(0.01)	$0.81

	Year ended June 30, 2005
			Pro Forma
	As	Pro Forma	if under
	Reported	Adjustments	SFAS 123R
	(Dollars in thousands, except per share data)
Income before taxes	$9,778	$(350)	$9,428
Income taxes	3,052	(118)	2,934
Net Income	$6,726	$(232)	$6,494
Net income available to common stockholders	$6,627	$(232)	$6,395
Basic earnings per share	$0.74	$(0.03)	$0.71
Diluted earnings per share	$0.71	$(0.04)	$0.67

	Year ended June 30, 2004
			Pro Forma
	As	Pro Forma	if under
	Reported	Adjustments	SFAS 123R
	(Dollars in thousands, except per share data)
Income before taxes	$8,721	$(450)	$8,271
Income taxes	2,610	(153)	2,457
Net Income	$6,111	$(297)	$5,814
Net income available to common stockholders	$6,004	$(297)	$5,707
Basic earnings per share	$0.66	$(0.03)	$0.63
Diluted earnings per share	$0.62	$(0.03)	$0.59

Recent Accounting Pronouncements

FSP- FASB 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its application to Certain Investments

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

Statement of Position 03-3 Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants’ (AICPA) Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the Practice Bulletin 6 on Amortization of Discounts on Certain Acquired Loans. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The Company applied the provisions of SOP 03-3 to the Merger with Chester Valley resulting in an approximate $436 thousand reduction in the allowance for loan losses acquired from Chester Valley to record the estimated fair value of certain loans classified as doubtful in the acquired Chester Valley loan portfolio.

FSP FAS 123(R)-2 Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” The FSP discusses the application of grant date of a share-based payment award as defined in FASB Statement No. 123(R). One of the criteria established by Statement 123(R) for determining the grant date is a mutual understanding by the employer and employee of the key terms and conditions of a share-based payment award. According to the FSP, a mutual understanding shall be presumed to exist if (a) the award is a unilateral grant; and (b) the key terms and conditions of the award are expected to be communicated to the employee within a relatively short period of time from the date of approval. The FSP is effective upon adoption of FASB Statement No. 123(R) for reporting periods after October 18, 2005. The Company has adopted the FSP and has applied its provisions to all grants that occurred during the year ended June 30, 2006.

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

FSP FAS 123(R)-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event

In February 2006, the FASB issued FSP FAS 123(R)-4, which addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. FSP FAS 123(R)-4 amends SFAS No. 123R, which requires options or similar instruments to be classified as liabilities if the employee can be required under any circumstances to settle the option or similar instrument by transferring cash or other assets. According to FSP FAS 123(R)-4, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control should not be reclassified as a liability until it becomes probable that the event will occur. This FSP is effective for reporting periods beginning after February 3, 2006, with early application permitted. As of June 30, 2006, the Company has accounted for all options in accordance with FSP FAS 123(R)-4.

FSP SOP 94-6-1 Terms of Loan Products That May Give Rise to a Concentration of Credit Risk

In December 2005, the FASB issued FSP SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.”  The FSP addresses the concentration of credit risk arising from certain loan products whose contractual features may increase an entity’s exposure to risk of non-payment or realization. An entity must determine whether its loan products have terms that give rise to a concentration of credit risk, as defined in FASB Statement No. 107, and assess the adequacy of disclosures and accounting treatment for all lending products. The FSP is effective for reporting periods ending after December 19, 2005. The Company has reviewed its loan portfolio in accordance with FSP SOP 94-6-1 and has determined that no concentration of credit risk exists as of June 30, 2006.

EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In June 2006 EITF meeting, the Task Force reached a tentative conclusion that, for endorsement split-dollar life insurance arrangements, an employer should recognize a liability for future benefits based on the substantive agreement with the employee, since the postretirement benefit obligation is not effectively settled. An entity would be permitted to apply the consensus by retrospective application to all prior periods in accordance with FASB Statement No. 154, including its required disclosures. A final consensus on this Issue is expected to be effective for fiscal years beginning after December 15, 2006. The Bank has recorded a liability of $246 thousand within other liabilities on the consolidated statements of financial condition to account for the settlement of the future benefit obligation.

FASB Interpretation 48, Accounting for Uncertainty in Income Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.”  This interpretation clarifies the application of FASB Statement No. 109 by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, the interpretation provides guidance on the measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 31, 2006. The Company is evaluating the potential impact of this interpretation on results of its future operations and financial condition.

5.                 Stock Compensation Plans

The stockholders of the Company approved a stock option plan in fiscal 2000 (the “1999 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1999 Plan, the number of common shares reserved for issuance was a total of 510,961, of which 42,037 options were unawarded at June 30, 2006. Included in this amount are 6,672 shares forfeited during the year ended June 30, 2006. Additionally, the stockholders of the Company approved a stock option plan in fiscal 2003 (the “2002 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 2002 Plan, the number of common shares reserved for issuance was 641,412 of which 117,826 were available for future grants at June 30, 2006. Included in this amount are 11,584 shares forfeited during the year ended June 30, 2006. Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant. In addition, as part of the Merger, options previously granted under plans of Chester Valley were converted into options to acquire 365,662 shares of Company common stock.

The following table provides information about options outstanding for the year ended June 30, 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Options outstanding, beginning of period	794,315	$10.25	$2.41
Granted	21,044	14.98	2.89
Forfeited	(18,258)	11.57	2.88
Exercised	(150,014)	8.50	5.16
Assumed from Chester Valley Bancorp Inc.	365,662	10.28	7.39
Options outstanding, end of period	1,012,749	$10.41	$3.79
Options exercisable end of period	915,531	10.33	3.90

The following table provides information about unvested options for the year ended June 30, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested options, beginning of period	282,892	$2.69
Granted	21,044	2.89
Vested	(126,439)	2.64
Forfeited	(18,258)	2.88
Unvested options, period end	159,239	$2.65

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Year ended June 30,
	2006	2005	2004
Proceeds of options exercised	$1,275,040	$288,171	$389,060
Related tax benefit recognized	$198,851	$—	$—
Intrinsic value of options exercised	$1,134,995	$245,762	$647,972

The following table provides information about options outstanding and exercisable options at June 30, 2006:

	Options	Exercisable
	Outstanding	Options
Number	1,012,749	915,531
Weighted average exercise price	$10.41	$10.33
Aggregate intrinsic value	$7,397,922	$6,760,094
Weighted average contractual term	5.6	6.0

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at June 30, 2006 were as follows:

	Options Outstanding			Exercisable Options
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share
$ 3.50 - $ 5.00	132,687	3.97	3.3	132,687	$3.97
$ 8.00 - $ 9.50	272,701	8.65	5.2	272,701	8.65
$10.00 - $14.00	547,348	12.66	6.2	465,733	12.68
$14.50 - $17.50	60,013	15.19	8.0	44,410	14.90
Total	1,012,749	10.41	5.6	915,531	10.33

The Company granted 21,044 stock options during the year ended June 30, 2006. No options were granted in 2005 or 2004. The fair value for stock options granted during the year ended June 30, 2006 was determined at the date of grant using a Black-Scholes options-pricing model. The fair value of option awards under the Option Plans is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table.

Assumption	Year ended June 30, 2006
Expected average risk-free interest rate	4.37%
Expected average life (in years)	5.51
Expected volatility	17.70%
Expected dividend yield	3.37%

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

RRP

Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the “1999 RRP”), the Company acquired 204,384 shares at a cost of $929 thousand. Pursuant to the terms of the agreement, all 204,384 shares have been awarded to directors and management from the 1999 RRP Trust. As of June 30, 2006, 197,622 granted shares were vested pursuant to the terms of the 1999 Plan. In fiscal 2003, the Company adopted the 2002 Recognition and Retention Plan and Trust Agreement (the “2002 RRP”), and acquired 256,565 shares at a cost of $3.2 million. Pursuant to the terms of the 2002 RRP, 222,468 shares have been awarded to directors and management; however 13,600 shares have been forfeited. As of June 30, 2006, 159,547 granted shares were vested pursuant to the terms of the 2002 RRP. At the November 9, 2005 Annual Meeting, shareholders approved the 2005 Recognition and Retention Plan and Trust Agreement (the “2005 RRP”). Under the 2005 RRP, the Trust can purchase 350,000 shares of common stock for future awards of restricted stock to certain officers and directors of the Company. Coincident with the approval of the 2005 RRP, the Company terminated its Directors Retirement Plan and the Directors Incentive Compensation Plan, at which time the directors became fully vested in their accrued benefit under the Directors Retirement Plan. As of June 30, 2006, 82,643 shares were granted under the 2005 RRP.

Activity in issued but unvested RRP shares under the three plans during the year ended June 30, 2006 was as follows:

		Weighted
		Average
		Grant Date
		Fair
RRP Shares	RRP Shares	Value
Unvested awards beginning of period	97,759	$12.26
Vested	(54,571)	12.74
Granted	82,643	15.57
Unvested awards period end	125,831	$13.28

The aggregate intrinsic value of unvested RRP awards under the three plans at June 30, 2006 is $520,577.

6.                 Earnings Per Share

For the years ended June 30, 2006, 2005 and 2004 earnings per share, basic and diluted, were $0.83 and $0.81, $0.74 and $0.71, and $0.66 and $0.62, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Year Ended June 30,
	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except share data)
Net income	$11,076	$11,076	$6,726	$6,726	$6,111	$6,111
Dividends on unvested stock awards	(76)	(76)	(99)	(99)	(107)	(107)
Income available to common stock holders	$11,000	$11,000	$6,627	$6,627	$6,004	$6,004
Weighted average shares outstanding	13,271,077	13,271,077	8,961,090	8,961,090	9,097,015	9,097,015
Effect of dilutive securities
Common stock equivalents	—	322,052	—	289,673	—	325,357
Unvested stock awards	—	18,014	—	137,859	—	215,394
Adjusted weighted average shares used in earnings per share calculation	13,271,077	13,611,143	8,961,090	9,388,622	9,097,015	9,637,766
Earnings per share	$0.83	$0.81	$0.74	$0.71	$0.66	$0.62

7.                 Investment Securities

HTM and AFS investment securities at June 30, 2006 and 2005 consisted of the following:

	June 30, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$18,639	$—	$(779)	$17,860
FHLMC	14,567	—	(765)	13,802
CMOs	72,355	—	(1,930)	70,425
Total held to maturity	105,561	—	(3,474)	102,087
Available for sale:
US government agency securities	35,473	—	(1,176)	34,297
Municipal bonds	9,105	90	(68)	9,127
Mortgage-backed securities:
FNMA	52,181	13	(2,054)	50,140
FHLMC	47,153	6	(1,988)	45,171
GNMA	4,189	4	(35)	4,158
CMOs	29,059	—	(561)	28,498
Corporate debt securities	14,419	24	(235)	14,208
Equities	11,642	69	(385)	11,326
Total available for sale	203,221	206	(6,502)	196,925
Total securities	$308,782	$206	$(9,976)	$299,012

	June 30, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$19,801	$429	$—	$20,230
US government agency securities	15,000	—	(182)	14,818
Mortgage-backed securities:
FNMA	21,887	47	(23)	21,911
FHLMC	17,314	—	(220)	17,094
CMOs	90,449	451	(44)	90,856
Total held to maturity	164,451	927	(469)	164,909
Available for sale:
US government agency securities	45,484	—	(617)	44,867
Interest earning time deposits	98	—	—	98
Mortgage-backed securities:
FNMA	46,272	9	(635)	45,646
FHLMC	45,293	—	(685)	44,608
GNMA	—	—	—	—
CMOs	3,786	10	—	3,796
Corporate debt securities	—	—	—	—
Equities	9,733	—	(231)	9,502
Total available for sale	150,666	19	(2,168)	148,517
Total securities	$315,117	$946	$(2,637)	$313,426

Proceeds from the sales of securities available for sale for the years ended June 30, 2006, 2005, and 2004 were $103.3 million, $51.3 million, and $72.7 million, respectively. Gross gains of $533 thousand, $415 thousand, and $948 thousand were realized in fiscal 2006, 2005, and 2004, respectively. There were gross losses of $1.5 million, $342 thousand, and $152 thousand for fiscal 2006, 2005 and 2004, respectively. Additionally, there were no recognized losses in fiscal 2006, 2005 or fiscal 2004 resulting from other than temporary declines in values of certain equity securities.

As a result of the Company’s de-leveraging strategy implemented as a result of the Merger, $34.9 million in held-to-maturity (HTM) securities were liquidated. This was performed in accordance with the provisions of SFAS No. 115, which allows for a sale of HTM securities coincident with a merger to allow the Company to maintain its interest rate sensitivity immediately prior to the merger. The Company realized a net gain of approximately $181 thousand on the sale of the securities.

This gain is reflected in loss (gain) on sale of securities available for sale and trading on the consolidated statements of cash flow.

Accrued interest receivable on securities amounted to $1.5 million and $1.8 million at June 30, 2006 and 2005, respectively.

Of the U.S. government and agency securities in our portfolio, $4.0 million were being held at the Federal Reserve Bank at June 30, 2005, as collateral for certain municipal accounts and treasury, tax and loan payments. Additionally, $30.2 million of investment securities are held at the Federal Home Loan Bank as additional collateral for certain municipal deposits.

The amortized cost and estimated fair value of investment securities held to maturity, investment securities and available for sale at June 30, 2006, by contractual maturity, are shown below.

	1 year or less	After 1 year but less than 5 years	After 5 years but less than 10 years	After 10 years or with no stated maturity	Total
	(Dollars in thousands)
US government agency securities	$—	$2,928	$13,882	$17,487	$34,297
Mortgage-backed securities	19	13,885	36,083	180,067	230,054
Municipal bonds	—	1,450	1,753	5,924	9,127
Corporate bonds	99	—	1,371	12,738	14,208
Equity securities	—	—	—	11,326	11,326
Total securities at fair value	118	18,263	53,089	227,542	299,012
Total securities at amortized cost	$118	$18,934	$55,599	$234,131	$308,872

The Company must maintain ownership of specified amounts of stock as a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Company’s ownership of FHLB stock was $16.9 million and $14.3 million as of June 30, 2006 and 2005, respectively.

For mortgage-backed securities, expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligation. Of the Company’s $34.3 million U.S. Government and Government agency securities at June 30, 2006, $4.0 million are callable within one year.

As described in note 12, certain investment securities available for sale are maintained to collateralize advances from the FHLB.

Provided below is a summary of investment securities available-for-sale which were in an unrealized loss position at June 30, 2006. Approximately $255 thousand or 4.1% of the unrealized loss was comprised of securities in a continuous loss position for twelve months or more, which consisted of equity securities. A significant portion of these equity securities represents mutual fund investments backed primarily by investments in adjustable-rate mortgage-backed securities. The Company has the ability and intent to hold these securities until such time as the value recovers. Further, the Company believes the deterioration in value is attributable to changes in market conditions as the loss relates to certain mutual fund investments and not the credit quality of the issuer.

	June 30, 2006
	Under One Year		One Year or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
US government agency securities	$34,297	$(1,176)	$—	$—
Mortgage-backed securities
FNMA	49,317	(2,054)	—	—
FHLMC	43,962	(1,988)	—	—
GNMA	4,158	(35)	—	—
CMOs	28,480	(561)	—	—
Corporate debt securities	7,916	(235)	—	—
Municipal bonds	5,656	(68)	—	—
Equity securities	2,320	(130)	8,304	(255)
Total available for sale	$176,106	$(6,247)	$8,304	$(255)

Management does not believe any individual unrealized loss as of June 30, 2006 represents an other-than-temporary impairment. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. The severity of the impairment as a percent of the total investment position is nominal and the duration of the impairment to date is short. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality. Additionally, the Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

8.                 Loans

Loans receivable as of June 30, 2006 and 2005 consisted of the following:

	June 30, 2006	June 30, 2005
	(Dollars in thousands)
Mortgage loans:
Single-family	$298,509	$202,942
Multi-family & commercial real estate	326,268	174,920
Construction	112,774	86,658
Home equity	259,119	100,805
Total mortgage loans	996,670	565,325
Consumer loans	4,304	2,106
Commercial business loans	80,815	23,492
Total loans receivable	1,081,789	590,923
Allowance for loan losses	(16,737)	(6,113)
Deferred loan fees, net	(1,170)	(623)
Loans receivable, net	$1,063,882	$584,187

Included in loans receivable are loans on non-accrual status in the amounts of $15.5 million, $666 thousand, and $1.4 million at June 30, 2006, 2005 and 2004, respectively. Interest income that would have been recognized on such non-accrual loans during the years ended June 30, 2006, 2005 and 2004, had they been current in accordance with their original terms was $1.4 million, $34 thousand, and $84 thousand, respectively. There were no loans that were 90 days or more delinquent for which the Company continued to accrue interest at June 30, 2006.

As of June 30, 2006, 2005 and 2004, the Company had impaired loans with a total recorded investment of $12.8 million, $121 thousand, and $2.1 million, respectively. Cash of $281 thousand, $77 thousand and $51 thousand was collected on these impaired loans during the years ended June 30, 2006, 2005 and 2004, respectively. $196 thousand of interest income was recognized on such loans during the years ended June 30, 2006 and no interest income was recognized during the year ended June 30, 2005 and 2004. As of June 30, 2006, 2005 and 2004, there were no recorded investments in impaired loans for which there was a related specific allowance for credit losses.

The following is a summary of the activity in the allowance for loan losses for the years ended June 30, 2006, 2005 and 2004:

	For the year ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of the period	$6,113	$5,220	$5,312
Plus: Provisions for loan losses	3,205	1,232	426
Less charge-offs for:
Mortgage loans	(24)	(7)	(58)
Consumer loans	(62)	(22)	(11)
Commercial business loans	(47)	(316)	(658)
Total Charge-offs	(133)	(345)	(727)
Plus: Recoveries	615	6	209
Allowance acquired in the Merger	6,937	—	—
Balance, end of the period	$16,737	$6,113	$5,220

9.                 Goodwill and Core Deposit Intangible Assets

The Company recorded goodwill of $93.2 million in 2006 that resulted from the Merger. The remaining goodwill balance, which approximates $848 thousand at June 30, 2006, relates to a branch acquisition in 1994. The net core deposit intangible balance of $13.0 million primarily resulted from the Merger. The amortization expense of the core deposit intangible for the fiscal year ended June 30, 2006 was $1.9 million.

The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years is:

Year ending	(Dollars in thousands)
June 30, 2007	$2,142,761
June 30, 2008	1,950,873
June 30, 2009	1,758,983
June 30, 2010	1,567,094
June 30, 2011	1,375,205
$8,794,916

10.          Property and Equipment

Property and equipment by major classification are summarized as follows:

		For the year ended June 30,
	Depreciable life	2006	2005
		(Dollars in thousands)
Land		$1,129	$1,424
Buildings	15 to 40 years	5,710	5,341
Furniture, fixtures and equipment	3 to 7 years	6,649	2,501
Total		13,488	9,266
Accumulated depreciation		(3,424)	(3,607)
Property and equipment, net		$10,064	$5,659

Depreciation expense for the years ended June 30, 2006, 2005 and 2004 amounted to $1.8 million, $955 thousand, and $996 thousand, respectively.

In February 2006, the Bank completed a sale-leaseback of eight of its branch offices resulting in the receipt of approximately $11.1 million in cash and a premium over book value of approximately $722 thousand. The premium attributed to the former First Financial branches of $194 thousand reduced goodwill while the premium attributed to the former Willow Grove Bank branches of $528 thousand is deferred and amortized as a reduction of rent expense over the term of the lease.

11.          Deposits

Deposit balances by type consisted of the following at June 30, 2006, and 2005:

	June 30, 2006		June 30, 2005
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Savings accounts (passbooks, statements, clubs)	$101,119	10.3%	$84,164	14.0%
Money market accounts	305,299	31.0	133,883	22.2
Certificates of deposit less than $100,000	238,603	24.2	189,357	31.4
Certificates of deposit greater or equal to $100,000	63,024	6.4	51,579	8.6
Interest-bearing checking accounts	114,329	11.6	60,933	10.1
Non-interest-bearing checking accounts	162,864	16.5	82,762	13.7
Total	$985,238	100.0%	$602,678	100.0%

While certificates of deposit are frequently renewed at maturity rather than paid out, a summary of certificates of deposit by contractual maturity and rate at June 30, 2006 is as follows:

	Maturity Date
	Six months or less	Over six months through one year	Over one year through two years	Over two years through three years	Over three years
Interest rate	(Dollars in thousands)
0.00% - 2.99%	$36,051	$22,065	$13,001	$3,241	$1,986
3.00% - 3.99%	65,608	31,728	13,543	2,091	2,732
4.00% - 4.99%	24,440	30,985	16,105	8,416	16,260
5.00% - 5.99%	801	3,273	2,799	3,168	1,170
6.00% and over	401	793	213	228	529
Total	$127,301	$88,844	$45,661	$17,144	$22,677

As of June 30, 2006 certificates of deposit contractual maturities are:

Year ending	(Dollars in thousands)
June 30, 2007	$216,145
June 30, 2008	45,661
June 30, 2009	17,144
June 30, 2010	18,587
June 30, 2011	2,243
Thereafter	1,847
$301,627

Interest expense on deposits for the years ended June 30, 2006, 2005 and 2004 consisted of the following:

	For the year ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Savings accounts	$5,980	$411	$571
Checking accounts	1,962	2,687	1,284
Certificates of deposit	9,706	6,833	7,422
Total	$17,648	$9,931	$9,277

12.          Federal Home Loan Bank Advances

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying 1-4 family residential mortgage loans and U.S. government agency, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The Company’s FHLB stock is also pledged to secure these advances.

At June 30, 2006, the Company’s FHLB advances have contractual maturities as follows:

	Amount outstanding	Weighted average rate
	(dollars in thousands)
Due by:
June 30, 2007	$60,145	4.0%
June 30, 2008	18,481	3.8
June 30, 2009	65,100	4.6
June 30, 2010	9,034	4.9
June 30, 2011	25,242	5.2
Thereafter	104,715	3.9
Total	$282,717	4.2%

At June 30, 2006, $164.0 million of the above advances were callable at the direction of the FHLB within certain parameters, of which $119.0 million could be called within one year. Included in the $119.0 million are $60.0 million in advances which could only be called if an index reaches a certain strike rate. At June 30, 2006, these advances were between approximately 0.65 % and 2.65% from the strike rate.

13.          Trust Preferred Securities and Other Borrowings

Effective with the acquisition of Chester Valley, the Company assumed the liability for $10.5 million of Junior Subordinated Debentures to the Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity as a result of the acquisition of Chester Valley. The Trust issued $10.0 million of Trust Preferred Securities to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the Office of Thrift Supervision (“OTS”). The Trust Preferred Securities are callable by the Company on or after March 26, 2007, or at any time in the event the deduction of related interest expense for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2032.

On March 31, 2006 the Company issued $25.8 million of Junior Subordinated Debentures to Willow Grove Statutory Trust I, a Connecticut Statutory Trust, in which the Company owns all of the common equity. The Trust then issued $25.0 million of Trust Preferred Securities, which pay interest quarterly at three-month Libor plus 1.31% to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but qualify as Tier I capital of the Bank to the extent of the amount of the proceeds, which are invested in the Bank. The Trust Preferred Securities are callable by the Company at par on or after June 15, 2011. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2036.

The Bank utilizes outside borrowings to supplement its funding needs. At June 30, 2006, the Bank had $53.2 million outstanding in repurchase agreements. This included $33.1 million in short-term repurchase sweep arrangements with deposit customers with interest rates ranging from 4.13% to 4.78% and $20.0 million in wholesale reverse repurchase transactions with an interest rate of 4.98%. The repurchase sweep agreements were collateralized by $34.1 million in investment securities at June 30, 2006.

14.          Income Taxes

Income tax expense (benefit) for the years ended June 30, 2006, 2005 and 2004 consisted of the following:

		Current	Deferred	Total
		(Dollars in thousands)
For the year ended June 30, 2006	Federal	$2,646	$2,586	$5,232
	State	24	—	24
	Total	$2,670	$2,586	$5,256
For the year ended June 30, 2005	Federal	$3,050	$3	$3,053
	State	—	—	—
	Total	$3,050	$3	$3,053
For the year ended June 30, 2004	Federal	$2,851	$(269)	$2,582
	State	28	—	28
	Total	$2,879	$(269)	$2,610

The expense (benefit) for income taxes differed from that computed at the statutory federal corporate rate for the years ended June 30, 2006, 2005 and 2004 as follows:

	For the year ended June 30,
	2006		2005		2004
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
	(Dollars in thousands)
At statutory rate	$5,716	35.0%	$3,324	34.0%	$2,965	34.0%
State tax, net of federal tax benefit	15	0.1	—	—	18	0.2
Low income housing credits	(154)	(0.9)	(29)	(0.3)	(29)	(0.3)
Tax-exempt interest	(269)	(1.6)	(280)	(2.9)	(256)	(2.9)
Meals and entertainment	6	0.0	6	0.1	7	0.1
BOLI	(130)	(0.8)	(65)	(0.7)	(82)	(0.9)
Dividends on ESOP shares	(106)	(0.7)	(108)	(1.1)	(98)	(1.1)
Non-deductible expenses	—	0.0	1	0.0	2	0.0
ESOP compensation expense	174	1.1	196	2.0	115	1.2
Stock based compensation	107	0.7	—	—	—	—
Change in statutory federal tax rate	(93)	(0.6)	—	—	—	—
Other	(10)	(0.1)	7	0.1	(32)	(0.4)
Income tax expense	$5,256	32.2%	$3,052	31.2%	$2,610	29.9%

Significant deferred tax assets and liabilities included in other assets and liabilities of the Company as of June 30, 2006 and 2005 are as follows:

	June 30,
	2006	2005
	(Dollars in thousands)
Impairment reserves	$—	$52
Deferred loan fees	115	212
Retirement plan reserves	586	569
Employee benefits	222	380
Uncollected interest	274	23
Book bad debt reserves	6,024	2,078
Unrealized loss on available for sale securities	1,966	772
Investment impairment reserves	1,504	—
Loan discounts	325	—
Sale/Leaseback	167	—
Purchase accounting fair value adjustments	292	—
Fixed asset write-downs	299	—
Money market fee reserves	96	—
Investment in joint venture	188	—
Net operating loss carryover	196	—
Other, net	110	63
Gross deferred tax assets	12,364	4,149
Prepaid expenses	(14)	(14)
Originated mortgage servicing rights	(63)	(106)
Gain on transfer of AFS securities	—	(5)
Intangible asset amortization	(3,534)	65
Prepayment penalties	(55)	—
Swap loss	(19)	—
Depreciation	(411)	(145)
Gross deferred tax liabilities	(4,096)	(205)
Net tax deferred asset	$8,268	$3,943

During the year, as a result of the Merger, the Company recorded historical net deferred tax assets from Chester Valley of $4.9 million, along with net deferred tax assets created due to purchase accounting adjustments of $780 thousand. The realizability of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

At June 30, 2006, the Company had $559 thousand in net operating loss carry-forwards for federal income tax purposes as a result of the Merger. The net operating loss carry-forwards expire in June 2025.

The Small Business Job Protection Act of 1996 (the “1996 Act”) eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or ceases to maintain a bank charter.

At June 30, 2006, the Bank’s total federal pre-1988 tax bad debt reserve was approximately $8.9 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

15.          Benefit Plans

401(k) Plan

The 401(k)/ESOP covers all eligible employees and permits them to make certain contributions to their 401(k) accounts in the plan on a pretax basis. Employees are permitted to contribute up to 25% of their salary to this plan. The Company matches fifty cents for every dollar contributed up to 6% of salary. The expense related to the 401(k) portion of this plan was $255 thousand, $70 thousand, and $167 thousand for the years ended June 30, 2006, 2005 and 2004, respectively.

Employee Stock Ownership Plan

On December 23, 1998, the Company adopted an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed $1.8 million from the Company and used the funds to purchase 408,769 shares (179,270 shares pre-exchange) of the Company’s common stock. The loan has an interest rate of 7.75% and has an amortization schedule of 15 years. In April 2002, an additional ESOP loan was made of $5.1 million to purchase an additional 513,130 shares of the Company’s common stock issued in its “second step” reorganization. This loan has an interest rate of 4.75% and an amortization schedule of 15 years. Shares purchased are held in a suspense account for allocation among the participants as the loans are repaid. Effective January 31, 2000, the Company merged the 401(k) Plan and ESOP. Contributions to the ESOP portion of the 401(k)/ESOP and shares released from the loan collateral will be in an amount proportional to repayment of the original ESOP loans. Shares are allocated to participants based on compensation as described in the 401(k)/ESOP, in the year of allocation. At June 30, 2006, there were 349,770 ESOP shares allocated to participants, representing a fair value of $3.2 million, in addition, there were 30,730 shares committed to be released. The Company recorded compensation expense of $955 thousand, $1.0 million, and $1.0 million for the ESOP for the years ended June 30, 2006, 2005 and 2004, respectively.

Supplemental Retirement Plans

Effective June 30, 1998, the Company adopted non-qualified supplemental retirement plans for the Company’s Board of Directors (the “Directors’ Plan”) and for the Company’s president (the “President’s Plan”). The Directors’ Plan provides for fixed annual payments to qualified directors for a period of ten years from retirement. Benefits to be paid accrued at the rate of 20% per year on completion of six full years of service, with full benefit accrual at ten years of service. At the time these plans were adopted credit was given for past service. The President’s Plan provides for payments for a period of ten years beginning at retirement based on a percentage of annual compensation not to exceed an established cap. Full benefits become accrued at age 68 with partial vesting prior thereto. Both plans provide for full payments in the event of a change in control of the Company. The costs of each of the Directors’ Plan and President’s Plan were $0 and $0, $142 thousand and $99 thousand, and $163 thousand and $35 thousand for fiscal years ended 2006, 2005 and 2004, respectively. The Directors’ Plan and President’s Plan are intended to be, and are, unfunded. The accrued liability of the Directors’ Plan and the President’s Plan were $965 thousand and $710 thousand and $983 thousand and $735 thousand at June 30, 2006 and 2005, respectively.

In November 2005, the Company terminated its Directors Retirement Plan and the Directors Incentive Compensation Plan, at which time the directors became fully vested in their accrued benefit as of October 31, 2005, under the Directors Retirement Plan. The President has retired and is fully vested in the Plan.

16.          Commitments and Contingencies

At June 30, 2006 and 2005, the Company was committed to fund loans as follows:

	June 30,
	2006	2005
	(Dollars in thousands)
Loans with fixed interest rates	$5,923	$17,655
Loans with variable interest rates	8,824	2,484
Total commitments to fund loans	$14,747	$20,139

Financial Instruments With Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments (see Note 4 above). At June 30, 2006 and June 30, 2005, respectively, the Company was committed to the funding of first mortgage loans of $9.9 million and $15.7 million, respectively, construction loans of $61.6 million and $48.6 million, respectively, commercial real estate loans of $5.7 million and $2.7 million, respectively, lines of credit of $146.0 million and $38.2 million, respectively, and standby letters of credit of $9.0 million and $2.4 million, respectively.

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

On May 12, 2003, the Company entered into a sales and servicing master agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement. Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605 thousand. The Company has sold $16.6 million in loans under this agreement and had a maximum credit risk exposure of $461 thousand at June 30, 2006. The fair value of these guarantees was determined to be $0 at June 30, 2006.

Concentration of Credit Risk

The Company offers residential and construction real estate loans as well as commercial and consumer loans. The Company’s lending activities are concentrated in Pennsylvania. The largest concentration of the Company’s loan portfolio is located in eastern Pennsylvania. The ability of the Company’s borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower’s geographic region and the borrower’s financial condition.

Legal Proceedings

Irvine Construction Co. v. Sklaroff, et al., (Court of Common Pleas of Montgomery County, Pennsylvania). On September 5, 2003, a complaint was filed against Willow Financial Bank and eight additional defendants by Irvine Construction Co., Inc., alleging thirteen causes of action related to an agreement for the construction of an office building. Eleven of such causes include the Bank as a defendant and are: breach of contract (two counts), unjust enrichment/equitable restitution (in the alternative), fraud, civil conspiracy (two counts), fraudulent transfer and aiding and abetting fraudulent transfers, constructive trust, abuse of process, and tortuous interference with existing contractual relations (two counts). Four counts against the Bank seek damages in excess of $1.0 million, five counts seek damages in excess of $50 thousand, punitive damages and other relief, and two counts seek constructive relief. On May 12, 2004, the Court struck the claim for unjust enrichment and all claims for attorney’s fees. The remaining claims continue to be litigated and discovery is ongoing. Plaintiff and all defendants have propounded and responded to interrogatories and document requests. Plaintiff has produced in excess of 11,000 document pages to the Bank, and the Bank is pursuing additional discovery in the form of more complete interrogatory responses and requests to admit. The Bank anticipates filing additional motions to compel and partially dispositive motions. Presently, plaintiff and five of the defendants are engaged in motions practice regarding the lis pendens plaintiff filed on the property at issue, although the Bank is not involved in these proceedings. No depositions are presently scheduled. The Bank is vigorously defending the claims and believes that they are without merit.

As previously described in the company’s prospectus/joint proxy statement dated April 27, 2005 and included in its registration statement on Form S-4 (file No. 333-123622) filed in connection with the Merger, FFB previously received a subpoena from the Regional Municipal Securities Counsel in the Philadelphia Office of the Securities and Exchange Commission (the “SEC”). The subpoena arose out of a non-public SEC investigation titled “Hummelstown General Authority,” which Authority issued non-rated revenue bonds now in default, underwritten by the firm of a former director of Chester Valley and FFB. The SEC subpoena requested the production of certain documents concerning FFB’s involvement with non-rated municipal securities, including those issued to finance the Whitetail Golf Course by the Dauphin County General Authority and the Hummelstown General Authority, through the former director’s firm, and related matters. FFB previously produced documents to the SEC and certain officers of FFB provided testimony to the SEC in response to the SEC’s voluntary request for assistance in this matter. On August 3, 2006, the SEC filed a complaint in federal court against the former director, his wife, and the former director’s firm. The Bank is not named as a defendant in the complaint filed by the SEC.

FFB is a party to three civil actions relating to some of the revenue bonds which are the subject of the SEC investigation described above. On August 30, 2005, a writ of summons was filed by the Boyertown Area School District in the Court of Common Pleas, Montgomery County, Pennsylvania commencing a civil action against, inter alia, FFB. Boyertown Area School District v. First Financial Bank et. al., No. 05-21799. A complaint was filed on November 9, 2005, asserting the following claims against FFB: Breach of Trust Indenture and Fiduciary Duties (Count 1), Breach of Fiduciary Duties (Count 2), Civil Conspiracy (Count 3), and Concerted Action (Count 4). Preliminary Objections have been filed and are pending. On September 13, 2005, Red Lion Area School District filed a complaint in the Court of Common Pleas, York County, Pennsylvania, against, inre alia, FFB. Red Lion Area School District v.

Bradbury et. al., No. 2005-SU-1656-Y01; No. 2005-SU-2544-Y01. This case has been transferred to the Court of Common Pleas of Montgomery County, Pennsylvania. The complaint asserts the following claims against FFB: Civil Conspiracy (Count 14), and Breach of Duty as Trustee (Count 15). Preliminary Objections have been filed and are pending. On March 16, 2006, Perkiomen Valley School District filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania, against, inte alia, FFB Perkiomen Valley School District v. First Financial Bank et.al., No. 06-06533. The complaint asserts the following claims against FFB: Breach of Trust Indenture (Count 1), Breach of Fiduciary Duties (Count 2), Vicarious Liability and Respondeat Superior (Count 3), Civil Conspiracy (Count 4), and Concert of Action (Count 5).

The actions have been consolidated for discovery and case management purposes, but not for trial. Preliminary Objections have been filed and are pending in each of these actions. No discovery has taken place. One of the plaintiffs has filed a motion to stay the proceedings pending the outcome of the SEC action described above.

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

Other Commitments

In connection with the operation of 25 of its banking offices and an operations center, the Company leases certain office space. The leases are classified as operating leases, with rent expense of $2.0 million, $837 thousand, and $767 thousand for the years ended June 30, 2006, 2005 and 2004, respectively. Minimum payments over the remainder of the leases are summarized as follows:

Minimum lease payments
(Dollars in thousands)
Year ended:
June 30, 2007	$2,560
June 30, 2008	2,433
June 30, 2009	2,389
June 30, 2010	1,959
June 30, 2011	1,806
Thereafter	16,165
Total	$27,312

17.          Accounting for Derivative Instruments and Hedging

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. In accordance with SFAS No. 133, “Accounting for Derivative Instruments”, the Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in the statement of operations within interest income or interest expense. For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the statement of operations as the hedged item. In addition, the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the statement of operations.

As part of the Merger, the Company assumed the responsibility for a $20 million notional interest rate swap whereby the Company pays a variable rate and receives a fixed rate. The interest rate swap had been used to hedge certain Federal Home Loan Bank borrowings of the former Chester Valley. On the date of the Merger, the interest rate swap and the hedged borrowings were marked to fair value in purchase accounting. In September 2005, the hedged borrowings were repaid and $10 million notional amount of the interest rate swap was unwound with the counter-party. After performing the appropriate documentation of the derivative instrument, the Company designated the remaining $10 million notional amount interest rate swap as a fair value hedge of certain existing borrowings of Willow Financial Bank. The swap had the effect of converting a fixed rate borrowing to an adjustable rate borrowing. During the year ended June 30, 2006, the derivative instrument ceased to be a highly effective hedge; therefore, the Company discontinued hedge accounting resulting in a pre-tax charge to the statement of operations of $47 thousand. The interest rate swap was unwound on January 31, 2006 without resulting in any additional impact to the statement of operations. The basis adjustment that was previously recorded on the hedged borrowing that is recorded in the consolidated statements of financial condition is amortized as a reduction in interest expense over the remaining life of the borrowing using the interest method. The net amount of this adjustment was $156 thousand at June 30, 2006.

Additionally, in August 2003, Chester Valley had purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap (“Interest Rate Corridor”) which expires in August 2008. Chester Valley paid a net premium, which entitled it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. Upon consummation of the Merger, the Company assumed the Interest Rate Corridor and designated it to hedge certain borrowings of Willow Financial Bank, which were variable in nature and indexed to Three Month LIBOR. The Interest Rate Corridor is being used to hedge the cash flows of this borrowing. The Interest Rate Corridor could potentially reduce the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor has two components: the intrinsic value and the time value of the option. The Interest Rate Corridor is marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income and changes in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined. The Corridor was highly effective throughout the fiscal year ended June 30, 2006. The fair value of the Interest Rate Corridor at June 30, 2006 was $1.2 million.

18.          Regulatory Matters

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

At June 30, 2006, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2006
Tangible capital	$114,061	7.8%	$22,028	1.5%	$29,370	2.0%
(to tangible assets)
Core capital	114,061	7.8%	58,711	4.0%	73,426	5.0%
(to adjusted tangible assets)
Tier I capital	114,061	11.9%	N/A	N/A	57,165	6.0%
(to risk-weighted assets)
Risk-based capital	125,569	13.2%	76,220	8.0%	95,274	10.0%
(to risk-weighted assets)
As of June 30, 2005
Tangible capital	$94,375	9.9%	$14,296	1.5%	$19,061	2.0%
(to tangible assets)
Core capital	94,375	9.9%	38,140	4.0%	47,675	5.0%
(to adjusted tangible assets)
Tier I capital	94,375	16.6%	N/A	N/A	34,091	6.0%
(to risk-weighted assets)
Risk-based capital	100,488	17.7%	45,455	8.0%	56,819	10.0%
(to risk-weighted assets)

In its letter approving the merger of Willow Financial Bank and First Financial Bank, the Office of Thrift Supervision (“OTS”), as one of the conditions for approval, indicated that, for the periods ending December 31, 2005, 2006, and 2007, Willow Financial Bank must have tier one core capital ratios at least equal to 6.50%, 6.75%, and 7.25%, respectively, and total risk-based capital equal to 11.97%, 12.02% and 12.40%, respectively. Willow Financial Bank must also submit to the Office of Thrift Supervision, quarterly status reports detailing its compliance with the conditions on regulatory capital outlined in its approval letter. The Office of Thrift Supervision’s conditions for approval of the Bank Merger also indicated that, for the periods ending December 31, 2005, 2006, and 2007, Willow Financial Bancorp must have consolidated tangible capital ratios at least equal to 5.14%, 5.59% and 6.12%, respectively. The Bank currently exceeds all of these requirements.

19.          Fair Value of Financial Instruments

The Company’s methods for determining the fair value of its financial instruments as well as significant assumptions and limitations are set forth below.

Limitations

Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. For a substantial portion of the Company’s financial instruments, no quoted market price exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic condition, perceived risks associated with these financial instruments and their counterparties, future expected loss experience, and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies is likely to result in significantly different fair value estimates.

The estimated fair values presented neither include nor give effect to the values associated with the Company’s banking or other businesses, existing customer relationships, branch banking network, property, equipment, goodwill, or certain tax implications related to the realization of unrealized gains or losses. The fair value of non-interest-bearing demand deposits, savings and NOW accounts, and money market deposit accounts is equal to the carrying amount because these deposits have no stated maturity. This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding. As a consequence, this presentation may distort the actual fair value of a banking organization that is a going concern.

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at June 30, 2006 and 2005:

Cash and Cash Equivalents, Accrued Interest Receivable, Deposits with No Stated Maturities, Accrued Interest Payable, and Certificates of Deposit

These financial instruments have carrying values that approximate fair value.

Securities Available for Sale, Trading and Held to Maturity

Current quoted market prices were used to determine fair value.

Loans

Fair values were estimated for portfolios of loans with similar financial characteristics. Loans were segregated by type and each loan category was further segmented by fixed and adjustable-rate interest terms. The estimated fair value of the segregated portfolios was calculated by discounting cash flows based on estimated maturity and prepayment speeds using estimated market discounted rates that reflected credit and interest risk inherent in the loans. The estimate of the maturities and prepayment speeds was based on the Company’s historical experience. Cash flows were discounted using market rates adjusted for portfolio differences.

Loans Available for Sale

The fair value of mortgage loans originated and intended for sale in the secondary market is based on contractual cash flows using current market rates, calculated on an aggregate basis.

FHLB Advances

Fair value was estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements.

Commitments to Extend Credit

The majority of the Company’s commitments to extend credit carry current interest rates if converted to loans. Because commitments to extend credit are generally not assignable by the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts.

The carrying amounts and estimated fair values of the Company’s financial instruments, including off-balance sheet financial instruments, at June 30, 2006 and 2005, are as follows:

	June 30, 2006		June 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$37,219	$37,219	$20,609	$20,609
Trading securities	902	902	53	53
Securities available for sale	196,925	196,925	148,517	148,517
Securities held to maturity	105,561	102,087	164,451	164,909
Loans available for sale	2,635	2,635	1,795	1,813
Loans, net	1,063,882	1,056,425	584,187	590,537
Accrued interest receivable	6,647	6,647	4,094	4,094
Liabilities:
Deposits with no stated maturities	683,611	683,611	361,742	361,742
Certificates of deposits	301,627	301,627	240,936	240,936
FHLB Advances	282,717	275,970	237,400	238,653
Accrued interest payable	2,205	2,205	1,064	1,064

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off balance sheet financial instruments:
Commitments to extend credit	$14,747	$ —	$20,139	$ —
Standby letters of credit	$9,012	$—	$2,400	$—

20.          Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Year ended June 30, 2006
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Unrealized (losses) gains on securities available for sale:
Unrealized holding losses during the period	$(5,298)	$1,874	$(3,424)
Reclassification adjustment for losses included in net income	970	(340)	630
Net unrealized gain on cash flow hedge	777	(272)	505
Total other comprehensive loss	$(3,551)	$1,262	$(2,289)

	Year ended June 30, 2005
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Unrealized (losses) gains on securities available for sale:
Unrealized holding gains during the period	$1,749	$(688)	$1,061
Reclassification adjustment for gains included in net income	73	(24)	49
Total other comprehensive income	$1,822	$(712)	$1,110

	Year ended June 30, 2004
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Unrealized gains (losses) on securities available for sale:
Unrealized holding losses during the period	$(7,761)	$2,949	$(4,812)
Reclassification adjustment for gains included in net income	796	(302)	494
Total other comprehensive loss	$(6,965)	$2,647	$(4,318)

21.          Segment Information

Under the definition of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related  Information”,  the Company has two operating segments at June 30, 2006; Willow Financial Bank and PCIS. The Willow Financial Bank segment primarily provides loan and deposit services to commercial and retail customers through its network of 28 branch locations. The PCIS segment, which was acquired on August 31, 2005 in connection with the Merger, operates a full service investment advisory and securities brokerage firm.

Segment information for the twelve months ended June 30, 2006 is as follows:

	Year ended June 30,
	2006			2005
	Bank	PCIS	Total	Bank	PCIS	Total
	(Dollars in thousands)
Interest income	$81,530	$—	$81,530	$49,679	$—	$49,679
Interest expense	32,238	—	32,238	18,749	—	18,749
Net interest income	49,291	1	49,292	30,930	—	30,930
Non-interest income	5,558	2,089	7,647	3,477	—	3,477
Depreciation expense	1,837	—	1,837	793	—	793
Income tax expense	5,256	—	5,256	3,052	—	3,052
Total net income	10,722	354	11,076	6,726	—	6,726
Total assets	1,575,921	814	1,576,735	959,255	—	959,255

22.          Parent Company Financial Information (Willow Financial Bancorp, Inc.)

Condensed Statements of Financial Condition

	At June 30, 2006	At June 30, 2005
	(Dollars in thousands)
Assets:
Cash on deposit with subsidiaries	$5,214	$127
Note receivable from subsidiary	5,182	5,565
Investment in subsidiaries	206,076	94,174
Investment securities
Trading	902	53
Available for sale (amortized cost of $10,967 and $5,403, respectively)	10,881	5,303
Goodwill	6,526	—
Other assets	4,649	2,171
Total assets	$239,430	$107,393
Liabilities and stockholders’ equity:
Subordinated debentures	$36,198	$—
Other liabilities	159	350
Total liabilities	36,357	350
Total stockholders’ equity	203,073	107,043
Total liabilities and stockholders’ equity	239,430	$107,393

Condensed Statements of Income

	For the year ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Interest income:
Interest and dividend income	$401	$182	$648
Total interest and dividend income:	401	182	648
Non-interest income:
Realized gain (loss) on investments	51	(57)	21
Other income	48	—	—
Total non-interest income	99	(57)	21
Equity in income of subsidiary	12,370	7,676	6,106
Total income	12,870	7,801	6,775
Expense:
Professional fees	281	452	400
Stationery and printing	27	28	19
Consulting services	38	744	9
Interest expense on subordinated debentures	1,109	—	—
Investor relations	70	134	3
Other expense	269	208	263
Total expense	1,794	1,566	694
Income before taxes	11,076	6,235	6,081
Income tax (benefit) expense	—	(491)	(30)
Net income	$11,076	$6,726	$6,111

Condensed Statements of Cash Flows

	For the year ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Cash flow from operating activities:
Net income:	$11,076	$6,726	$6,111
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(12,370)	(7,676)	(6,106)
Realized (gain) loss on investments	(51)	57	(21)
Decrease (increase) in other assets	208	(1,353)	(262)
Purchase of trading account securities	(574)	(53)	—
(Decrease) increase in other liabilities	(191)	(60)	6
Net cash used in operating activities	(1,902)	(2,359)	(272)
Cash flows from investing activities:
Purchase of securities available for sale	(10,007)	(5,036)	(223)
Proceeds from sales and calls of securities available for sale	4,737	—	33
Net repayment of notes receivable	383	13,655	17,573
Net cash used for acquisition	(35,032)	—	—
Net cash (used in) provided by investing activities	(39,919)	8,619	17,383
Cash flows from financing activities:
Capital contribution to subsidiaries	(15,000)	—	—
Dividends received from subsidiary	42,030	—	—
Proceeds from stock issuance	1,275	285	392
Proceeds from issuance of subordinated debentures	25,000	—	—
Treasury stock purchases	(179)	(2,595)	(14,045)
Dividends paid	(6,218)	(4,196)	(3,644)
Net cash provided by (used in) financing activities	46,908	(6,506)	(17,297)
Net increase (decrease) in cash and cash equivalents	5,087	(246)	(186)
Cash and cash equivalents at beginning of period	127	373	559
Cash and cash equivalents at end of period	$5,214	$127	$373

23.          Related Party Transactions

The Bank routinely enters into transactions with its directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than the normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties was $283 thousand and $174 thousand at June 30, 2006 and 2005, respectively, and all such loans were performing in accordance with their terms at such dates.

24.          Dividend Policy

The Company’s ability to pay dividends is dependent, in part, upon its ability to obtain dividends from the Bank. The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors of the Company out of funds legally available for that purpose. Such payment, however, will be subject to the regulatory restrictions set forth by the OTS. In addition, OTS regulations provides that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the capital distribution.

Item 9.                        Changes in and Disagreements with Accountants and Financial Disclosure

None

Item 9A.                Controls and Procedures

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal controls over financial reporting were effective as of June 30, 2006. Management’s assessment of the effectiveness of our internal controls over financial reporting as of June 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firms, as stated in their report which is included in Item 8 herein.

/s/ DONNA M. COUGHEY	/s/ JOSEPH T. CROWLEY
President and Chief Executive Officer	Chief Financial Officer
September 26, 2006

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 31, 2006, which will be filed with the SEC on or prior to October 2, 2006 (“Definitive Proxy Statement”).

The Company has adopted a code of ethics policy, which applies to its principal executive officer, principal financial officer, principal accounting officer, as well as its directors and employees generally. The Company will provide a copy of its code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to our shareholder relations administrator, Willow Financial Bancorp, Inc., 170 South Warner Road, Wayne, Pennsylvania 19087.

Item 11.                 Executive Compensation

The information required herein is incorporated by reference from the sections captioned “Management Compensation,” “Report of the Compensation Committee” and “Performance Graph” in the Company’s Definitive Proxy Statement.

The report of the Compensation Committee included in the Definitive Proxy Statement should not be deemed filed or incorporated by reference into this filing or any other filing by the Company under the Exchange Act or Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.   Information regarding security ownership of certain beneficial owners and management is incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information.   The following table provides information as of June 30, 2006 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 1999 and 2002 Stock Option Plans and 1999, 2002 and 2005 Recognition and Retention Plans, all of which were approved by our shareholders.

The table does not include information with respect to shares of common stock subject to outstanding options granted under equity compensation plans assumed by us in connection with the acquisition of Chester Valley Bancorp on August 31, 2005, which originally granted these options. Note 2 to the table sets forth the total number of shares of common stock issuable upon the exercise of assumed options as of June 30, 2006 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	870,817	(1)	$10.65	(1)	461,317
Equity compensation plans not approved by security holders	n/a		n/a		n/a
Total	870,817		$10.65		461,317

       (1) Includes 125,831 shares subject to restricted stock grants which were not vested as of June 30, 2006. The weighted-average exercise price excludes such restricted stock grants.

       (2) The table does not include information for equity compensation plans assumed by us in connection with the acquisition of Chester Valley Bancorp which originally established those plans. As of June 30,

2006, a total of 267,763 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $10.44 per share. No additional options may be granted under any assumed plans.

Item 13.                 Certain Relationships and Related Transactions

The information required herein is incorporated by reference from the section captioned “Management Compensation—Indebtedness of Management and Related-Party Transactions” in the Definitive Proxy Statement.

Item 14.                 Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Definitive Proxy Statement.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)           Documents Filed as Part of this Report.

(1)          The following financial statements are incorporated by reference from Item 8 hereof:

(2)          All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)          The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index	Description
3.1	Articles of Incorporation, as amended, of Willow Financial Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Willow Financial Bancorp, Inc. (through August 31, 2005)(2)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc.(3)
4.1	Indenture, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as trustee(4)
4.2

Amended and Restated Declaration of Trust of Willow Grove Statutory Trust I, dated as March 31, 2006, among Willow Grove Bancorp, Inc., as sponsor, U.S. Bank National Association, as institutional trustee, and the administrators named therein(4)

4.3	Guarantee Agreement, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as guarantee trustee(4)
10.1	Employment Agreement, dated July 15, 2005, by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Donna M. Coughey(2)
10.2	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr.(5)
10.3	Employment Agreement, dated July 15, 2005, by among Willow Grove Bancorp, Inc., Willow Grove Bank and Joseph T. Crowley(2)
10.4	Employment Agreement, dated November 25, 2002, between First Financial Bank and Michael J. Sexton(6)*
10.5	Form of Employment Agreement entered into between Willow Grove Bank and each of John T. Powers, Jerome P. Arrison and Ammon J. Baus(7)*
10.6	Form of Employment Agreement entered into between Willow Grove Bank and each of G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis(8)
10.7	Form of Change in Control Severance Agreement between Willow Grove Bank and each of Christopher M. Breslin, William Byrne, Margaret H. Leimkuhler and Thomas A. Varley(8)
10.8	Supplemental Executive Retirement Agreement(9)*
10.9	Non-Employee Directors’ Retirement Plan and amendment thereto(10)*
10.10	1999 Stock Option Plan(11)*
10.11	1999 Recognition and Retention Plan and Trust Agreement(11)*

10.12	2002 Stock Option Plan(12)*
10.13	2002 Recognition and Retention Plan and Trust Agreement(12)*
10.14	Deferred Compensation Plan(13)*
10.15	Chester Valley Bancorp Inc. 1993 Stock Option Plan, as amended(14)*
10.16	Chester Valley Bancorp Inc. 1997 Stock Option Plan, as amended(15)*
10.17	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis(8)
10.18	First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto(16)
10.19	First Financial Bank 2005 Executive Deferred Compensation Plan, and amendments thereto(16)
10.20	First Financial Bank Board of Directors Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto(16)
10.21	First Financial Bank 2005 Board of Directors Deferred Compensation Plan, and amendments thereto(16)
10.22	Change in Control Severance Agreement Between Willow Grove Bank and Allen L. Wagner(17)
10.23	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Neil Kalani(18)
10.24	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Patrick Killeen(18)
10.25	Willow Grove Bancorp, Inc. 2006 Supplemental Executive Retirement Plan(19)
10.26	2005 Recognition and Retention Plan and Trust Agreement(20)
21.0	Subsidiaries of the Registrant—Reference is made to “Item 1. Business—Subsidiaries” for the required information
23.0	Consent of KPMG LLP
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

                 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) hereof.

       (1) Incorporated by reference from the Company’s Form 8-K, dated as of September 21, 2006 and filed with the SEC on September 22, 2006 (SEC File No. 000-49706).

  (2) Incorporated by reference from the Company’s Form 8-K, dated as of August 31, 2005 and filed with the SEC on September 1, 2005 (SEC File No. 000-49706).

       (3) Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106).

       (4) Exhibit not included pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will provide a copy of such exhibit to the SEC upon request.

       (5) Incorporated by reference from the Company’s Current Report on Form 8-K/A, dated as of January 20, 2005 and filed with the SEC on January 26, 2005 (SEC File No. 0-49706).

       (6) Incorporated by reference from Exhibit 10L to the Annual Report on Form 10-K of Chester Valley Bancorp Inc. for the fiscal year ended June 30, 2003 and filed with the SEC on September 12, 2003 (SEC File No. 0-18833).

       (7) Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 14, 2004 (SEC File No. 000-49706).

       (8) Incorporated by reference from the Company’s Form 10-K for the year ended June 30, 2005, filed with the SEC on September 13, 2005 (SEC File No. 000-49706)

       (9) Incorporated by reference from the registration statement on Form S-1 filed by the Company’s predecessor, a federal corporation also known as Willow Grove Bancorp, Inc. (the “Mid-Tier”) on September 18, 1998, as amended, and declared effective on November 12, 1998 (Registration No. 333-63737).

(10) Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002 (SEC File No. 000-49706) and the Company’s Form 8-K, dated as of October 25, 2005 and filed with the SEC on October 31, 2005 (SEC File No. 000-49706)

(11) Incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed by the Mid-Tier on June 23, 1999 (SEC File No. 000-25191).

(12) Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(13) Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 12, 2004 (SEC File No. 000-49706).

(14) Incorporated by reference from Chester Valley’s Registration Statement on Form S-4/A (Commission File No. 333-50077) filed with the Commission on April 28, 1998.

(15) Incorporated by reference from Chester Valley’s Registration Statement on Form S-8 filed with the Commission on January 19, 2001 (File No. 333-54020).

(16) Incorporated by reference from the Company’s Form 8-K, dated as of October 25, 2005 and filed with the SEC on October 31, 2005 (SEC File No. 000-49706).

(17) Incorporated by reference from the Company’s Form 8-K, dated as of January 5, 2006 and filed with the SEC on January 11, 2006 (SEC File No. 000-49706).

(18) Incorporated by reference from the Company’s Form 8-K, dated as of January 18, 2006 and filed with the SEC on January 29, 2006 (SEC File No. 000-49706).

(19) Incorporated by reference from the Company’s Form 8-K, dated as of March 28, 2006 and filed with the SEC on April 3, 2006 (SEC File No. 000-49706).

(20) Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 5, 2005 (SEC File No. 000-49706).

(B)        Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(C)        Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW FINANCIAL BANCORP, INC.
By:	/s/ DONNA M. COUGHEY
Donna M. Coughey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DONNA M. COUGHEY	September 26, 2006
Donna M. Coughey
President, Chief Executive Officer and Director
/s/ JOSEPH T. CROWLEY	September 26, 2006
Joseph T. Crowley
Chief Financial Officer
/s/ NEELESH KALANI	September 26, 2006
Neelesh Kalani
Chief Accounting Officer
/s/ MADELEINE WING ADLER	September 26, 2006
Madeleine Wing Adler
Director
/s/ JOHN J. CUNNINGHAM, III	September 26, 2006
John J. Cunningham, III
Director
/s/ GERARD F. GRIESSER	September 26, 2006
Gerard F. Griesser
Director
/s/ LEWIS W. HULL	September 26, 2006
Lewis W. Hull
Director
/s/ CHARLES F. KREMP, 3RD	September 26, 2006
Charles F. Kremp, 3rd
Director

/s/ WILLIAM W. LANGAN	September 26, 2006
William W. Langan
Director
/s/ ROSEMARY C. LORING, ESQ.	September 26, 2006
Rosemary C. Loring, Esq.
Chair of the Board
/s/ FREDERICK A. MARCELL, JR.	September 26, 2006
Frederick A. Marcell Jr.
Director
/s/ ROBERT J. MCCORMACK	September 26, 2006
Robert J. McCormack
Director
/s/ JAMES E. MCERLANE	September 26, 2006
James E. McErlane
Director
/s/ A. BRENT O’BRIEN	September 26, 2006
A. Brent O’Brien
Director
/s/ SAMUEL H. RAMSEY, III	September 26, 2006
Samuel H. Ramsey, III
Director
/s/ THOMAS J. SUKAY	September 26, 2006
Thomas J. Sukay
Director
/s/ EMORY S. TODD	September 26, 2006
Emory S. Todd
Director
/s/ WILLIAM B. WEIHENMAYER	September 26 2006
William B. Weihenmayer
Director
/s/ WILLIAM M. WRIGHT	September 26, 2006
William M. Wright
Director