Form 10-Q
period 2006-09-30
WILLOW FINANCIAL BANCORP, INC.
filed 2006-11-09
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-49706

Willow Financial Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	80-0034942
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

170 South Warner Road, Wayne, Pennsylvania 19087

(Address of principal executive offices)

(610) 995-1700

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

The Registrant had 16,624,861 shares of common stock issued and outstanding as of November 3, 2006.

WILLOW FINANCIAL BANCORP, INC.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Share Amounts)

	(Unaudited)
	September 30,	June 30,
	2006	2006
Assets
Cash in banks	$27,306	$32,930
Interest-earning deposits	17,429	4,289
Total cash and cash equivalents	44,735	37,219
Investment securities — trading	1,012	902
Federal Home Loan Bank Stock	14,580	16,856
Investment securities available for sale (amortized cost of $206,471 and $203,221, respectively)	203,557	196,925
Investment securities held to maturity (fair value of $99,493 and $102,087, respectively)	101,455	105,561
Loans held for sale	3,829	2,635
Loans receivable	1,045,232	1,081,789
Deferred fees and other discounts	(651)	(1,170)
Allowance for loan losses	(15,300)	(16,737)
Loans receivable, net	1,029,281	1,063,882
Accrued interest receivable	6,505	6,647
Property and equipment, net	10,820	10,064
Bank owned life insurance	11,591	11,483
Real estate owned	2,003	51
Core deposit intangible, net	12,401	12,975
Goodwill	94,072	94,072
Other assets	17,182	17,788
Total Assets	$1,553,023	$1,577,060

Liabilities and Stockholders’ Equity
Liabilities:
Interest-bearing deposits	$870,441	$855,526
Non-interest bearing deposits	158,195	162,864
Securities sold under agreements to repurchase	20,000	20,000
Advance payments by borrowers for taxes and insurance	2,414	4,776
Federal Home Loan Bank advances	245,664	282,717
Trust preferred securities	36,101	36,149
Accrued interest payable	2,137	2,205
Other liabilities	10,366	9,425
Total Liabilities	1,345,318	1,373,662

Stockholders’ Equity:
Common stock - $0.01 par value; 40,000,000 shares authorized; 16,612,445 and 16,584,870 shares issued at September 30, 2006 and June 30, 2006, respectively	166	166
Additional paid-in capital	179,344	178,886
Retained earnings — substantially restricted	61,849	60,404
Treasury stock (1,736,865 and 1,736,308 shares at September 30, 2006 and June 30, 2006, respectively, at cost)	(28,251)	(28,251)
Accumulated other comprehensive loss	(1,333)	(3,317)
Obligation of deferred compensation plan	1,369	1,258
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,949)	(3,287)
Recognition and Retention Plan Trust (RRP)	(2,490)	(2,461)
Total Stockholders’ Equity	207,705	203,398
Total Liabilities and Stockholders’ Equity	$1,553,023	$1,577,060

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended September 30,
	2006	2005
INTEREST INCOME:
Loans	$17,714	$11,749
Mortgage-backed and investment securities	4,197	3,823
Total interest income	21,911	15,572
INTEREST EXPENSE:
Deposits	6,425	3,375
Securities sold under agreements to repurchase	255	—
Borrowings	3,008	2,980
Total interest expense	9,688	6,355
NET INTEREST INCOME	12,223	9,217
Provision (recovery) for loan losses	(100)	513
Net interest income after provision for loan losses	12,323	8,704
NON-INTEREST INCOME:
Investment services income, net	748	349
Service charges and fees	1,443	827
Gain (loss) on the sale of:
Loans	153	114
Securities available for sale	—	(1,021)
Other	228	94
Total non-interest income	2,572	363
OPERATING EXPENSES:
Salaries and employee benefits	5,516	4,410
Occupancy and equipment	1,908	909
Data processing	349	335
Advertising	394	153
Deposit insurance premiums	30	25
Amortization of intangible assets	575	178
Professional fees	532	709
Other	1,011	1,123
Total operating expenses	10,315	7,842
Income before income taxes	4,580	1,225
Income tax expense	1,466	299
NET INCOME	$3,114	$926
EARNINGS PER SHARE
Basic	$0.22	$0.08
Diluted	$0.21	$0.08
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.12	$0.12
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	14,286,688	10,659,590
Diluted	14,580,778	10,960,192

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Dollars in Thousands, Unaudited)

	Three Months Ended September 30,
	2006	2005
Net income	$3,114	$926

Other comprehensive income, net of tax:
Net unrealized holding gains (losses) on securities available for sale during the period	2,192	(762)
Reclassification adjustment for gains included in net income	—	781
Net unrealized gain (loss) on cash flow hedge	(208)	200
Comprehensive income	$5,098	$1,145

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands, Unaudited)

	Three Months Ended September 30,
	2006	2005
Net income	$3,114	$926
Add (deduct) items not affecting cash flows from operating activities:
Depreciation	597	256
Amortization of premiums and accretion of discounts on investments, net	43	7
Amortization of intangible assets	575	177
Provision (recovery) for loan losses	(100)	513
Gain on sale of loans held for sale	(153)	(114)
Loss on sale of investment securities	—	1,021
Origination of loans held for sale	(4,525)	(36,722)
Proceeds from the sale of loans held for sale	3,484	36,365
Increase in trading account securities	(110)	—
Amortization of deferred loan fees, discounts and premiums	(370)	(255)
Decrease in accrued interest receivable	142	755
Increase in value of bank owned life insurance	(108)	(64)
(Increase) decrease in other assets	(629)	28,272
Increase (decrease) in other liabilities	941	(7,911)
Stock based compensation	512	495
Excess tax benefits from stock-based compensation	(57)	—
Decrease in accrued interest payable	(68)	(848)
Net cash flows provided by operating activities	3,288	22,873
Cash flows from investment activities:
Capital expenditures	(1,618)	(142)
Proceeds from the sale of office buildings	265	—
Net decrease (increase) in loans	33,071	(2,950)
Proceeds from maturities, sales, payments and calls of investment securities held to maturity	4,107	44,116
Purchase of securities available for sale	(10,825)	(1,150)
Decrease in FHLB stock	2,276	—
Proceeds from sales and calls of securities available for sale	7,532	56,281
Proceeds from sale of other real estate owned	—	2
Net cash used for acquisition	—	(51,000)
Net cash flows provided by investment activities	34,808	45,157
Cash flows from financing activities:
Net increase (decrease) in deposits	10,246	(10,047)
Decrease in securities sold under agreements to repurchase	—	(2,080)
Proceeds from FHLB advances	—	72,000
Repayments of FHLB advances	(37,053)	(102,597)
Decrease in advance payments by borrowers for taxes and insurance	(2,362)	(1,307)
Cash dividends on common stock	(1,719)	(1,178)
Obligation of deferred compensation plan	—	(54)
Stock options exercised	251	261
Excess tax benefits from stock-based compensation	57	—
Net cash flows used in financing activities	(30,580)	(45,002)
Net increase in cash and cash equivalents	7,516	23,028
Cash and cash equivalents:
Beginning of period	37,219	20,609
End of period	$44,735	$43,637
Supplemental disclosures:
Cash payments during the year for:
Taxes	$—	$300
Interest	$9,756	$5,711
Non-cash items:
Net unrealized loss on investment securities available for sale, net of tax	$(2,192)	$(19)
Net unrealized gain (loss) on cash flow hedge, net of tax	$(208)	$200

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             Summary of Significant Accounting Policies

Description of Business

Effective after the close of business on September 21, 2006, Willow Grove Bancorp, Inc. and Willow Grove Bank changed their names to Willow Financial Bancorp, Inc. and Willow Financial Bank, respectively. As contained herein, references to the Company include both Willow Financial Bancorp, Inc. and Willow Grove Bancorp, Inc. and references to the Bank include both Willow Financial Bank and Willow Grove Bank.  Coincident with the name change, the Company’s trading symbol on the NASDAQ Select Global Market was changed from “WGBC” to “WFBC”.

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

Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and FFB was merged with and into Willow Financial Bank with Willow Financial Bank as the surviving bank (the “Bank Merger”). PCIS became a wholly owned subsidiary of the Company. As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the “Chester Valley Common Stock”), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of the Company common stock, par value $0.01 per share (the “Willow Financial Common Stock”), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Willow Financial Common Stock and $51.0 million in cash.  The total merger consideration paid for the Chester Valley Common Stock was $145.3 million. This included capitalized acquisition costs and the value of Chester Valley vested stock options converted to options of the Company at the average stock price of the Company on the four days surrounding the announcement of the acquisition.  The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

The Merger has been accounted for using the purchase method of accounting, which requires that the Company’s financial statements include activity of Chester Valley only subsequent to the acquisition date of August 31, 2005. Accordingly, the Company’s consolidated financial statements and the information herein include the combined results of the former Chester Valley and its former subsidiaries, FFB and PCIS, since September 1, 2005.

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

References to the Company include its business segment, PCIS, unless the context of the reference indicates otherwise.

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

2.             Basis of Financial Statement Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”).  However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended June 30, 2006, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 (File No. 000-49706).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

Certain amounts in prior years are reclassified for comparability to the current year’s presentation.  Such reclassifications, when applicable, have no effect on net income.  The Company reclassified collateralized customer deposit balances at June 30, 2006 from securities sold under agreements to repurchase to interest-bearing deposits on the consolidated statements of financial condition.

The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries and business segment.  All material inter-company balances and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, the Company is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and statement of operations for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses, income taxes and intangible asset impairment.

3.             Acquisition of Chester Valley

The following table summarizes the pro forma operating results of Willow Grove Bancorp for the three month period ended September 30, 2005 had the acquisition of Chester Valley occurred on July 1, 2005.

Willow Financial Bancorp

Pro-forma Operating Results with Chester Valley Acquisition

For three months ended September 30, 2005

(Dollars in thousands, except per share amounts)

Total interest income	$21,447
Total interest expense	8,540
Provision for loan losses	957
Other income	1,305
Other expense	17,516
Income before tax	(4,261)
Income tax	(1,552)
Net loss	(2,709)
Non-recurring items (a)	8,426
Adjusted net income (b)	$2,768
Earnings (loss) per Share:
Basic	$(0.26)
Diluted	$(0.25)

(a)       Reflects losses on securities sales ($1.8 million), professional fees ($1.8 million) and stock option compensation payments to holders of certain Chester Valley options ($4.8 million).

(b)      Adjusted for non-recurring items at an effective tax rate of 35%.

4.             Recent Accounting Pronouncements

FASB Statement No, 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. Under this new statement, an entity may re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis.  Subsequent changes in the fair value of the instrument would be recognized in earnings. This statement is effective for all financial instruments that the Company acquires or issues after July 1, 2007. We do not expect the adoption of this statement to have a material impact on the Company’s financial position or results of operations.

FASB Statement No, 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and enhances disclosures about fair value measurements.  SFAS 157 applies when other accounting pronouncement require fair value measurements; it does not require new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years.

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

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements.  The SEC staff suggests that registrants electing not to restate prior periods should reflect the effects of applying the guidance in this interpretation in the annual financial statements covering the first fiscal year ending after November 15, 2006.  This interpretation will not have a material impact on the Company’s consolidated financial statements upon adoption.

EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

The Task Force reached a consensus that, for endorsement split-dollar life insurance arrangements, an employer should recognize the liability for future benefits based on the substantive agreement with the employee, since the postretirement benefit obligation is not effectively settled.  An entity is permitted to apply the consensus by retrospective application to all prior periods in accordance with FASB Statement No. 154, including its required disclosures.  The consensus is effective for fiscal years beginning after December 15, 2007, with early adoption permitted as of the beginning of an entity’s fiscal year.  The Bank has recorded a liability of $246 thousand within other liabilities on the consolidated statements of financial condition to account for the settlement of the future benefit obligation.

5.             Stock Compensation Plans

The stockholders of the Company approved a stock option plan in fiscal 2000 (the “1999 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1999 Plan, the number of common shares reserved for issuance was a total of 510,961, of which 47,755 options were unawarded at September 30, 2006. Included in this amount are 5,718 shares forfeited during the three-month period ended September 30, 2006. Additionally, the stockholders of the Company approved a stock option plan in fiscal 2003 (the “2002 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 2002 Plan, the number of common shares reserved for issuance was 641,412 of which 142,967 were available for future grants at September 30, 2006. Included in this amount are 29,141 shares forfeited during the three-month period ended September 30, 2006. Options were granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Stock options granted vest over a five-year period commencing on the first anniversary of the date of grant.  Compensation expense and related tax benefit on stock options were $72 thousand and $15 thousand and $86 thousand and $15 thousand for the three month periods ended September 30, 2006 and 2005, respectively.

The following table provides information about options outstanding for the three-months ended September 30, 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Options outstanding, beginning of period	1,012,749	$10.41	$3.79
Granted	4,000	16.58	3.30
Forfeited	(34,859)	12.10	2.69
Exercised	(27,575)	9.12	2.95
Options outstanding, end of period	954,315	$10.61	$3.85

For the three months ended September 30, 2005, the Company granted 20,063 options at a weighted average grant date fair value of $3.99.

The following table provides information about unvested options for the three months ended September 30, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested options, beginning of period	159,239	$2.65
Granted	4,000	3.30
Vested	(22,208)	2.73
Forfeited	(34,859)	2.69
Unvested options, period end	106,172	$2.80

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three Months Ended September 30
	2006	2005
Proceeds of options exercised	$251,438	$260,429
Related tax benefit recognized	$57,243	$73,000
Intrinsic value of options exercised	$183,793	$213,555

The following table provides information about options outstanding and exercisable options at September 30, 2006:

	Options	Exercisable
	Outstanding	Options
Number	954,315	743,189
Weighted average exercise price	$10.61	$10.01
Aggregate intrinsic value	$4,819,291	$4,199,018
Weighted average contractual term (in years)	5.4	5.2

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at September 30, 2006 were as follows:

	Options Outstanding			Exercisable Options
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share
$3.50 - $5.00	128,127	$3.97	3.1	128,127	$3.97
$8.00 - $9.50	252,132	8.66	4.9	230.572	8.69
$10.00 - $14.00	510,478	12.65	5.9	341,413	12.55
$14.50 - $17.50	63,578	15.28	7.8	43,077	14.89

Total	954,315	$10.61	5.4	743,189	$10.01

The fair value of stock options granted during the three-month periods ended September 30, 2006 and September 30, 2005 was determined at the date of grant using a Black-Scholes options-pricing model. The fair value of option awards under the Option Plans is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table.

	Three Months Ended September 30
Assumption	2006	2005
Expected average risk-free interest rate	5.12%	3.88%
Expected average life (in years)	5.50	6.67
Expected volatility	20.73%	19.36%
Expected dividend yield	3.14%	3.15%

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

RRP

Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the “1999 RRP”), the Company acquired 204,384 shares at a cost of $929 thousand. Pursuant to the terms of the agreement, all 204,384 shares have been awarded to directors and management from the 1999 RRP Trust. As of September 30, 2006, 197,622 granted shares were vested pursuant to the terms of the 1999 Plan. In fiscal 2003, the Company adopted the 2002 Recognition and Retention Plan and Trust Agreement (the “2002 RRP”), and acquired 256,565 shares at a cost of $3.2 million. Pursuant to the terms of the 2002 RRP, 222,468 shares have been awarded to directors and management; however, 25,600 shares have been forfeited. As of September 30, 2006, 166,041granted shares were vested pursuant to the terms of the 2002 RRP. In fiscal 2006, the Company adopted the 2005 Recognition and Retention Plan and Trust Agreement (the “2005 RRP”). Under the 2005 RRP, the Trust can purchase 350,000 shares of common stock for future awards of restricted stock to certain officers and directors of the Company. As of September 30, 2006, 89,613 shares were granted under the 2005 RRP; however, 1,864 shares have been forfeited. Compensation expense related to the RRP shares was $198 thousand and $133 thousand for the three months ended September 30, 2006 and 2005, respectively.

Activity in issued but unvested RRP shares under the three plans during the three months ended September 30, 2006 was as follows:

		Weighted
		Average
		Grant Date
RRP Shares	RRP Shares	Fair Value
Unvested awards beginning of period	125,831	$13.28
Vested	(13,638)	14.26
Granted	6,970	16.12
Forfeited	(22,135)	11.49
Unvested awards period end	97,028	$14.76

The aggregate intrinsic value of unvested RRP awards under the three plans at September 30, 2006 is $87,325.

6.             Earnings Per Share

Earnings per share, basic and diluted, were $0.22 and $0.21, respectively, for the three months ended September 30, 2006, compared to $0.08, and $0.08, respectively, for the three months ended September 30, 2005.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Three Months Ended September 30,
	2006		2005
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$3,114	$3,114	$926	$926
Dividends on unvested common stock awards	(16)	(16)	(22)	(22)
Net income available to common stockholders	$3,098	$3,098	$904	$904

Weighted average shares outstanding	14,286,688	14,286,688	10,659,590	10,659,590
Effect of dilutive securities:
Common stock equivalents	—	294,090	—	300,602
Adjusted weighted average shares used in earnings per share computation	14,286,688	14,580,778	10,659,590	10,960,192

Earnings per share	$0.22	$0.21	$0.08	$0.08

7.             Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at September 30, 2006 and June 30, 2006 are as follows:

	September 30, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
		(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$18,145	$—	$(489)	$17,656
FHLMC	13,825	—	(480)	13,345
CMOs	69,485	—	(993)	68,492
Total held to maturity	$101,455	$—	$(1,962)	$99,493

Available for sale:
US government agency securities	$44,670	$122	$(246)	$44,546
Municipal bonds	9,195	91	(2)	9,284
Mortgage-backed securities:
FNMA	48,497	21	(1,314)	47,204
FHLMC	44,520	19	(1,206)	43,333
CMOs	28,133	69	(169)	28,033
GNMA	3,896	7	(13)	3,890
Corporate debt securities	15,918	32	(128)	15,822
Equity securities	11,642	88	(285)	11,445
Total available for sale	$206,471	$449	$(3,363)	$203,557
Total securities	$307,926	$449	$(5,325)	$303,050

	June 30, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$18,639	$—	$(779)	$17,860
FHLMC	14,567	—	(765)	13,802
CMOs	72,355	—	(1,930)	70,425
Total held to maturity	$105,561	$—	$(3,474)	$102,087

Available for sale:
US government agency securities	$35,473	$—	$(1,176)	$34,297
Municipal bonds	9,105	90	(68)	9,127
Mortgage-backed securities:
FNMA	52,181	13	(2,054)	50,140
FHLMC	47,153	6	(1,988)	45,171
GNMA	4,189	4	(35)	4,158
CMOs	29,059	—	(561)	28,498
Corporate debt securities	14,419	24	(235)	14,208
Equity securities	11,642	69	(385)	11,326
Total available for sale	$203,221	$206	$(6,502)	$196,925
Total securities	$308,782	$206	$(9,976)	$299,012

Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment.  Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the statement of operations. Management does not believe any of the above individual unrealized losses as of September 30, 2006 are other-than-temporary impairments as the declines in fair value are a direct result of movements in interest rates. Additionally, the Company has both the ability and intent to hold such securities until such time as the value recovers or the security matures.

As part of the acquisition of Chester Valley, the company acquired three non-rated Pennsylvania Municipal Authority bonds that have been classified as substandard, which are included in investment securities available for sale at September 30, 2006. These securities were originally purchased at various times during the period from June 1998 through June 2000. The aggregate book value of the bonds is $3.6 million at September 30, 2006. Two of the three bonds with an aggregate book value of $3.1 million at September 30, 2006 are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

A third bond was issued by the Housing Authority of Chester County and has a book balance of $547 thousand at September 30, 2006 and bears interest at rates between 5.60% and 6.00% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development (“HUD”). HUD has provided additional funds to build additional houses, which would be sold to provide proceeds to redeem these bonds.

8.             Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated:

	As of September 30, 2006		As of June 30, 2006
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Real estate loans:
Single-family residential	$292,191	27.95%	$298,509	27.59%
Commercial real estate and multi-family residential	323,193	30.92	326,268	30.16
Construction	81,935	7.84	112,774	10.42
Home equity	266,608	25.51	259,119	23.96
Total real estate loans	963,927	92.22	996,670	92.13
Consumer loans	3,985	0.38	4,304	0.40
Commercial business loans	77,320	7.40	80,815	7.47
Total loans receivable	1,045,232	100.0%	1,081,789	100.00%

Allowance for loan losses	(15,300)		(16,737)
Deferred net loan origination fees and other discounts	(651)		(1,170)
Loans receivable, net	$1,029,281		$1,063,882

The following is a summary of the activity in the allowance for loan losses for the three months ended September 30, 2006 and 2005:

(Dollars in thousands)	2006	2005
Balance at the beginning of period	$16,737	$6,113
Plus: (Reductions) provisions for loan losses	(100)	513
Less charge-offs for:
Mortgage loans	(28)	—
Consumer loans	(51)	(15)
Commercial business loans	(1,265)	(12)
Total charge-offs	(1,344)	(27)
Plus: Recoveries	7	9
Allowance acquired in the Merger	—	6,937
Balance at the end of the period	$15,300	$13,545

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

On March 31, 2006, the Company issued $25.8 million of Junior Subordinated Debentures to Willow Financial Statutory Trust I, a Connecticut Statutory Trust, in which the Company owns all of the common equity. The Trust then issued $25.0 million of Trust Preferred Securities, which pay interest quarterly at three-month Libor plus 1.31% to investors, which are secured by the Junior

Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but qualify as Tier I capital of the Bank to the extent of the amount of the proceeds which are invested in the Bank. The Trust Preferred Securities are callable by the Company on or after September 30, 2011. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2036.

10.          Dividends

On July 25, 2006, the Company declared a cash dividend on its common stock of $0.12 per share, paid on August 25, 2006 to owners of record on August 11, 2006. Additionally, a second cash dividend was declared by the Company’s Board of Directors on October 24, 2006 in the amount of $0.12 per share to be payable on November 24, 2006 to shareholders of record on November 10, 2006.

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

On May 12, 2003, the Company entered into a sales and servicing master agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”).  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605 thousand.  The Company has sold $16.6 million in loans under this agreement and had a maximum credit risk exposure of $461 thousand at September 30, 2006. The fair value of these guarantees was determined to be $0 at September 30, 2006.

12.          Accounting for Derivative Instruments and Hedging

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments”, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge. The Company also assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in the statement of operations within interest income or interest expense. For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the statement of operations as the hedged item. In addition, the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the statement of operations.

Additionally, in August 2003, Chester Valley had purchased a $30.0 million notional amount 3.50% Three Month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% Three Month LIBOR interest rate cap (“Interest Rate Corridor”) which expires in August 2008.  Chester Valley paid a net premium, which entitled it to receive the difference between Three Month LIBOR from 3.50% up to 6.00% times the $30.0 million notional amount. Upon consummation of the Merger, the Company assumed the Interest Rate Corridor and designated it to hedge certain borrowings of Willow Financial Bank, which were variable in nature and indexed to Three Month LIBOR. The Interest Rate Corridor is being used to hedge the cash flows of this borrowing. The Interest Rate Corridor could potentially reduce the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor has two components: the intrinsic value and the time value of the option. The Interest Rate Corridor is marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income and change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined.  The fair value of the Interest Rate Corridor at September 30, 2006 was $853 thousand.

Subsequent to September 30, 2006, the Company unwound the Interest Rate Corridor and will recognize a gain of $815 thousand through the statement of operations in its second fiscal quarter.

13.          Segment Information

Under the definition of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related  Information”,  the Company has two operating segments at September 30, 2006; Willow Financial Bank and PCIS. The Willow Financial Bank segment primarily provides loan and deposit services to commercial and retail customers through its network of 28 branch locations. The PCIS segment, which was acquired on August 31, 2005 in connection with the Merger, operates a full service investment advisory and securities brokerage firm.

Segment information for the three months ended September 30, 2006 and 2005 is as follows:

	Three months ended September 30,
	2006			2005
	Bank	PCIS	Total	Bank	PCIS	Total
	(Dollars in thousands)
Interest income	$21,911	$—	$21,911	$15,572	$—	$15,572
Interest expense	9,688	—	9,688	6,355	—	6,355
Net interest income	12,223	—	12,223	9,217	—	9,217
Non-interest income	1,969	603	2,572	38	325	363
Depreciation expense	597	—	597	256	—	256
Income tax expense	1,466	—	1,466	299	—	299
Total net income	2,959	155	3,114	886	40	926
Total assets	1,552,802	221	1,553,023	1,603,326	2,281	1,605,607

14.          Regulatory Matters

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

At September 30, 2006, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006
Tangible capital (to tangible assets)	$118,251	8.2%	$21,584	1.5%	$28,779	2.0%
Core capital (to adjusted tangible assets)	118,251	8.2%	57,557	4.0%	71,947	5.0%
Tier I capital (to risk-weighted assets)	118,251	12.4%	N/A	N/A	56,773	6.0%
Risk-based capital (to risk-weighted assets)	129,661	13.7%	75,698	8.0%	94,622	10.0%

As of June 30, 2006
Tangible capital (to tangible assets)	$114,061	7.8%	$22,028	1.5%	$29,370	2.0%
Core capital (to adjusted tangible assets)	114,061	7.8%	58,711	4.0%	73,426	5.0%
Tier I capital (to risk-weighted assets)	114,061	11.9%	N/A	N/A	57,165	6.0%
Risk-based capital (to risk-weighted assets)	125,569	13.2%	76,220	8.0%	95,274	10.0%

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

15.          Commitments and Contingencies

See the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 for a summary of existing commitments and contingencies.  There have been no material changes in the Company’s commitments and contingencies since June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or as to Willow Financial Bancorp, Inc., management’s intentions, plans, beliefs, expectations or opinions.  Forward looking statements may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should,” “could,” “may,” “likely,” “probably,” or “possibly”.  These statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of Willow Financial Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward looking information and statements. Factors that may affect the Company’s future operations are discussed in documents filed by Willow Financial Bancorp, Inc. with the Securities and Exchange Commission (“SEC”) from time to time, including the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006. Additional factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions and the interest rate yield curve, legislative and regulatory changes, demand for loan products, changes in deposit flows, competition, changes in the quality or composition of the Company’s loan and investment portfolios, among other things.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  We do not intend to update these forward-looking statements. Copies of the above referenced documents may be obtained from Willow Financial Bancorp, Inc. upon request without charge (except for Exhibits thereto) or can be accessed at the website maintained by the SEC at http://www.sec.gov.

Description of Business

Effective after the close of business on September 21, 2006, Willow Grove Bancorp, Inc. and Willow Grove Bank changed their names to Willow Financial Bancorp, Inc. and Willow Financial Bank, respectively. As contained herein, references to the Company include both Willow Financial Bancorp, Inc. and Willow Grove Bancorp, Inc. and references to the Bank include both Willow Financial Bank and Willow Grove Bank.  Coincident with the name change, the Company’s trading symbol on the NASDAQ Select Global Market was changed from “WGBC” to “WFBC”.

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

The Company’s business plan focuses on the following primary goals—changing operations to a full-service community bank and continued steady growth while maintaining a high level of asset quality. Until the acquisition of Chester Valley, the growth was accomplished through internal means. To the extent that additional acquisition opportunities present themselves and are deemed prudent by the Board of Directors and management, additional acquisitions of financial institutions will be considered to further enhance shareholder value. We also will consider adding additional de novo Bank branch offices to expand our existing network.

Results of Operations

General.   Net income for the three-month period ended September 30, 2006 was $3.1 million or $0.21 diluted earnings per share as compared to net income of $926 thousand or $0.08 diluted earnings per share for the comparable quarter in the prior year. The Company’s net interest margin on a tax-equivalent basis remained relatively flat at 3.49% for the three months ended September 30, 2006 as compared to 3.50% for the three months ended September 30, 2005. The results for the three months ended September 30, 2005 include only one month of merged operations of Willow Financial and Chester Valley.

Net Interest Income.  Net interest income is determined primarily from the average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-costing liabilities) as well as the relative amounts of average interest-earning assets compared to interest-bearing liabilities. For both the three months ended September 30, 2006 and 2005, our interest rate spread was 3.33%.

Net interest income for the three-month period ended September 30, 2006 was $12.2 million compared to $9.2 million for the prior year three-month period, an increase of $3.0 million or 32.6%. Net interest income increased primarily as a result of increased average balances of the loan portfolio.  The average cost of interest-bearing liabilities was 2.88% for the three-month period ended September 30, 2006 as compared to 2.47% for the three-month period ended September 30, 2005. From September 2005 through September 2006, the Federal Reserve has increased short-term rates by 150 basis points resulting in an increase in the average rate of the Company’s adjustable rate loans. This increase has been partially offset by a corresponding increase in rates on deposit products and Federal Home Loan Bank (“FHLB”) Advances.

Average interest-earning assets increased $289.1 million, or 26.2%, for the three-month period ended September 30, 2006 compared to the prior year comparable period.  Average interest-bearing liabilities for the three-month period ended September 30, 2006 increased $308.4 million, or 30.0%, over the comparable prior year period.

The following tables present the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month periods ended September 30, 2006 and 2005.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 35.0% and 34.0% effective rate has been used for the three-month periods ended September 30, 2006 and 2005, respectively.  The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	Three Months Ended September 30,
	2006			2005
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Total loans	$1,063,639	$17,839	6.56%	$747,200	$11,801	6.32%
Securities and other investments	328,218	4,261	5.08%	355,217	4,197	4.73%
Total interest-earning assets	1,391,857	$22,100	6.21%	1,102,417	$15,998	5.80%
Non-interest earning assets	160,274			80,309
Total Assets	$1,552,131			$1,182,726

Liabilities and Stockholders’ Equity:
Total deposits	$1,022,559	$6,425	2.49%	$743,931	$3,375	1.80%
Borrowings	313,551	3,263	4.13%	283,799	2,980	4.17%
Total interest-bearing liabilities	1,336,110	9,688	2.88%	1,027,730	6,355	2.47%
Non-interest-bearing liabilities	10,252			16,016
Stockholders’ equity	205,769			138,980
Total liabilities and stockholders’ equity	$1,552,131			$1,182,726
Net interest income/interest rate spread		$12,412	3.33%		$9,643	3.33%
Net interest-earning assets/net interest margin	$55,747		3.49%	$74,687		3.50%
Ratio of average interest-earning assets to interest-bearing liabilities			104%			107%

Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	Three Months Ended September 30,
	2006			2005
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$17,714	$125	$17,839	$11,749	$52	$11,801
Investments	4,197	64	4,261	3,823	374	4,197
Total	$21,911	$189	$22,100	$15,572	$426	$15,998

Interest Income.   Interest income on loans increased $6.0 million, or 50.8%, for the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005. This resulted primarily from an increase in average loan balances of $316.4 million, or 42.3%. Additionally, the average yields earned on loans for the three-month period ended September 30, 2006 increased 24 basis points to 6.56%.  The increase in the average yield of the loan portfolio was largely the result of a change in the mix of the loan portfolio reflecting that the Company has reduced its reliance on long-term single-family residential mortgage loans, along with the interest sensitive assets acquired from Chester Valley at a time in which the Federal Reserve was aggressively raising short-term interest rates.  Interest income on securities increased $374 thousand, or 9.8%, for the three-month period ended September 30, 2006 compared to the three-month period ended September 30, 2005. The increase in the average tax-equivalent yields earned on securities was 35 basis points for the three-month period ended September 30, 2006 as compared to the same period ended September 30, 2005. The increased yields were partially offset by a decline in average balance of investment securities of $27.0 million, or 7.6%, for the three-month period ended September 30, 2006 compared to the same period ended on September 30, 2005.

Interest Expense.   Interest expense on deposit accounts increased $3.1 million, or 93.9%, for the three-month period ended September 30, 2006 compared to the comparable prior year period.  The increase resulted primarily from an increase in average deposits of $278.6 million, or 37.5% as well as an increase of 69 basis points in the average cost of deposits for the three-month period ended September 30, 2006 compared to the same period ended September 30, 2005. During the three-month period ended September 30, 2006, interest expense on borrowings increased by a balance of $283 thousand, or 9.5%, over the comparable period ended September 30, 2005. This increase was due primarily to the increase in the average borrowings of $29.8 million, or 10.5%, for the three-month period ended September 30, 2006 as compared to the comparable prior year period.

Provision for Loan Losses.   The Company’s provision for loan losses decreased $613 thousand for the three months ended September 30, 2006 compared to the corresponding prior three month period due to repayments experienced in the loan portfolio. Management believes, to the best of its knowledge, that the allowance for loan losses was adequate at September 30, 2006 and represents at such date all known and inherent losses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

Non-Interest Income.  Non-interest income increased $2.2 million, or 609.0%, for the three-month period ended September 30, 2006 as compared to the comparable period ended September 30, 2005. The increase was due primarily to increased service charges and fees of $616 thousand and increased investment services income of $399 thousand. These increases resulted principally from the acquisition of Chester Valley Bancorp. In addition, during the quarter ended September 30, 2005, the Company realized approximately $1.0 million in losses on the sale of investment securities. These securities were sold to enable the Company to maintain its interest rate sensitivity immediately prior to the Merger.

Non-Interest Expense.   Non-interest expense increased $2.5 million, or 31.5%, for the three-month period ended September 30, 2006. Compensation costs increased by $1.1 million as a result of the acquisition of Chester Valley as well as new hirings in the lending and wealth management areas during the three-month period ended September 30, 2006.  Occupancy costs increased by $1.0 million, partially as a result of the acquisition of Chester Valley and also due to additional rental costs incurred at the corporate headquarters building.  In addition, amortization of core deposit intangibles increased by $397 thousand for the three-month period ended September 30, 2006 as compared to the same period ended September 30, 2005.

Income Tax Expense.  The provision for income taxes for the three-month period ended September 30, 2006 was $1.5 million.  This compares to a provision of $299 thousand for the similar prior year period.   The effective tax rate for the three-month period ended September 30, 2006 was 32.0% compared to 24.4% for the three-month period ended September 30, 2005. The increase in the tax rate was primarily due to a one-time benefit recognized in the prior year period as a result of the acquisition of Chester Valley.  The amount of this benefit related to the increase in tax rate was approximately $94 thousand.

Changes in Financial Condition

General.  Total assets of the Company decreased by $24.0 million, or 1.5%, from June 30, 2006 to September 30, 2006 due primarily to a $34.6 million reduction in the net loan portfolio. Cash and cash equivalents increased by approximately $7.5 million.  Additionally, securities available for sale and held to maturity increased a combined $2.5 million.

Total liabilities amounted to $1.3 billion at September 30, 2006, a decrease of $28.3 million, or 2.1% from June 30, 2006. FHLB advances decreased $37.1 million, or 13.1%, from June 30, 2006. Total deposits increased $10.2 million, or 1.0%, to $1.0 billion.  Total stockholders’ equity increased $4.3 million to $207.4 million at September 30, 2006.

Cash and Cash Equivalents. Cash and cash equivalents amounted to $44.7 million and $37.2 million at September 30, 2006 and June 30, 2006, respectively.  Cash and cash equivalents increased during the period due primarily to growth in deposits and repayment of loan balances.

Assets Available or Held for Sale. At September 30, 2006, securities classified as available for sale and loans classified as held for sale amounted to $203.6 million and $3.8 million, respectively.  This compares to $196.9 million in available for sale securities and $2.6 million in held for sale loans at June 30, 2006.  Investment securities available for sale, as a percentage of total assets, have increased to 13.1% at September 30, 2006 as compared to 12.5% at June 30, 2006.

Investment Securities Held to Maturity. At September 30, 2006, securities classified as held to maturity totaled $101.5 million as compared to $105.6 million at June 30, 2006. The approximate $4.1 million decline was the result of principal repayments within the portfolio.

Loans.  The net loan portfolio of the Company decreased $34.6 million, or 3.3% to $1.0 billion at September 30, 2006.  The decrease was the result of the Company continuing to experience repayments within the construction and commercial real estate loan portfolios.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	September 30, 2006	June 30, 2006
Non-accrual loans:
Mortgage loans:
Single-family residential	$808	$1,059
Commercial real estate and multi-family residential	5,222	7,753
Home Equity	532	479
Consumer loans	170	154
Commercial business loans	4,288	6,036
Total	11,020	15,481

Performing troubled debt restructurings	32	256
Total non-performing loans	11,052	15,737
Other real estate owned, net	2,003	51
Total non-performing assets	$13,055	$15,788
Non-performing loans to total loans	1.06%	1.45%
Non-performing assets to total assets	0.84%	1.00%

Total non-performing assets decreased $2.7 million, or 17.3%, to $13.1 million at September 30, 2006 compared to $15.8 million at June 30, 2006. Non-performing loans to total loans and non-performing loans to total assets were 1.06% and 0.84%, respectively, at September 30, 2006 as compared to 1.45% and 1.00%, respectively at June 30, 2006. This decrease was due primarily to a charge-off during the quarter ended September 30, 2006 of $1.3 million for one loan relationship which was categorized as non-accrual at June 30, 2006 and the payment of a $1.1 million loan during the three-month period ended September 30, 2006 which was in non-accrual status at June 30, 2006. Additionally, a loan balance of approximately $2.0 million was transferred from non-accrual to other real estate owned during the quarter ended September 30, 2006. The allowance to gross loans decreased to 1.46% at September 30, 2006 from 1.55% at June 30, 2006.

Intangible Assets. The amount of our intangible assets totaled $110.9 million at September 30, 2006 compared to $111.5 million at June 30, 2006.  The decrease resulted solely from amortization recorded on the core deposit intangibles resulting from the acquisition of Chester Valley.

Deposits.  The Company’s total deposits increased by $10.2 million, or 1.0%, to $1.0 billion at September 30, 2006.  The increase resulted primarily from an increase in money market demand deposit accounts.

Borrowings. Advances from the FHLB of Pittsburgh are an additional source of funds used to supplement the funding of loan demand as well as for liquidity and other asset/liability management purposes. At September 30, 2006, the total amount of these borrowings outstanding was $245.7 million, which is a $37.1 million, or a 13.1%, decrease from the $282.7 million outstanding at June 30, 2006.  This decrease was the direct result of repayments as the excess cash generated from the deposit growth and loan repayments in the current quarter was utilized to repay certain FHLB advances.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $207.7 million at September 30, 2006 compared to $203.4 million at June 30, 2006, an increase of $4.3 million.  This increase was primarily the result of net income of $3.1 million and an increase of $2.0 million in accumulated other comprehensive income, which were partially offset by the payment of $1.7 million in cash dividends.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  Certificates of deposit scheduled to mature in one year or less at September 30, 2006 totaled $229.7 million.  Based on historical experience, management believes, over the longer term, that a significant portion of maturing certificates of deposit will remain with the Company.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $721.4 million as of September 30, 2006, based on qualifying collateral, of which $473.1 million was available to draw upon at September 30, 2006.   The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

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

As previously described in the company’s prospectus/joint proxy statement dated April 27, 2005 and included in its registration statement on Form S-4 (file No. 333-123622) filed in connection with the Merger, FFB previously received a subpoena from the Regional Municipal Securities Counsel in the Philadelphia Office of the Securities and Exchange Commission (the “SEC”).  The subpoena arose out of a non-public SEC investigation titled “Hummelstown General Authority,” which Authority issued non-rated revenue bonds now in default, underwritten by the firm of a former director of Chester Valley and FFB.  The SEC subpoena requested the production of certain documents concerning FFB’s involvement with non-rated municipal securities, including those issued to finance the Whitetail Golf Course by the Dauphin County General Authority and the Hummelstown General Authority, through the former director’s firm, and related matters.  FFB previously produced documents to the SEC and certain officers of FFB provided testimony to the SEC in response to the SEC’s voluntary request for assistance in this matter.  On August 3, 2006, the SEC filed a complaint in federal court against the former director, his wife, and the former director's firm. The Bank is not named as a defendant in the complaint filed by the SEC.

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

Capital

At September 30, 2006 and June 30, 2006, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  For additional information and the Bank’s specific levels of regulatory capital at September 30, 2006 and June 30, 2006, see note 14 of the Notes to the Unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Quantitative and Qualitative Disclosure About Market Risk” in the Company’s Form 10-K for the year ended June 30, 2006.  Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity.  Management monitors interest rate risk and takes actions which it deems appropriate to maintain the short-term risk at levels considered acceptable while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets.

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

Part II. OTHER INFORMATION

Item l.          Legal Proceedings

                     Not applicable.

Item 1a.       Risk Factors

                     Management of the Company does not believe that there have been any material changes to the risk factors previously described under Item 1A of the Company’s Form 10-K for the year ended June 30, 2006, previously filed with the Securities and Exchange Commission.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

                     Not applicable.

Item 3.         Defaults Upon Senior Securities

                     Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

                     Not applicable

Item 5.         Other Information

                     a.  Not applicable.

                     b.  Not applicable.

Item 6.                    Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of Willow Financial Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Willow Financial Bancorp, Inc. (through August 31, 2005)(2)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc. (3)
4.1	Indenture, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as trustee (4)
4.2

Amended and Restated Declaration of Trust of Willow Grove Statutory Trust I, dated as March 31, 2006, among Willow Grove Bancorp, Inc., as sponsor, U.S. Bank National Association, as institutional trustee, and the administrators named therein (4)

4.3	Guarantee Agreement, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as guarantee trustee (4)
10.1	Employment Agreement, dated July 15, 2005, by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Donna M. Coughey (2)
10.2	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr. (5)
10.3	Employment Agreement, dated July 15, 2005, by among Willow Grove Bancorp, Inc., Willow Grove Bank and Joseph T. Crowley (2)
10.4	Employment Agreement, dated November 25, 2002, between First Financial Bank and Michael J. Sexton (6)*
10.5	Form of Employment Agreement entered into between Willow Grove Bank and each of John T. Powers and Ammon J. Baus (7)
10.6	Form of Employment Agreement entered into between Willow Grove Bank and each of G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (8)
10.7	Form of Change in Control Severance Agreement between Willow Grove Bank and William Byrne (8)
10.8	Supplemental Executive Retirement Agreement (9)
10.9	Non-Employee Directors’ Retirement Plan and amendment thereto(10)
10.10	1999 Stock Option Plan (11)*
10.11	1999 Recognition and Retention Plan and Trust Agreement (11)
10.12	2002 Stock Option Plan (12)
10.13	2002 Recognition and Retention Plan and Trust Agreement (12)
10.14	Deferred Compensation Plan (13)
10.15	Chester Valley Bancorp Inc. 1993 Stock Option Plan, as amended (14)

10.16	Chester Valley Bancorp Inc. 1997 Stock Option Plan, as amended (15)
10.17	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (8)
10.18	First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto (16)
10.19	First Financial Bank 2005 Executive Deferred Compensation Plan, and amendments thereto (16)
10.20	First Financial Bank Board of Directors Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto (16)
10.21	First Financial Bank 2005 Board of Directors Deferred Compensation Plan, and amendments thereto (16)
10.22	Change in Control Severance Agreement Between Willow Grove Bank and Allen L. Wagner (17).
10.23	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Neil Kalani (18)
10.24	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Patrick Killeen (18)
10.25	Willow Grove Bancorp, Inc. 2006 Supplemental Executive Retirement Plan(19)
10.26	2005 Recognition and Retention Plan and Trust Agreement(20)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certifications

(1)	Incorporated by reference from the Company’s Form 8-K, dated September 21, 2006 and filed with the SEC on September 22, 2006 (SEC File No. 000-49706)

(2)	Incorporated by reference from the Company’s Form 8-K, dated August 31, 2005 and filed with the SEC on September 1, 2005 (SEC File No. 000-49706)

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106)

(4)	Exhibit not included pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will provide a copy of such exhibit to the SEC upon request.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, dated as of January 20, 2005 and filed with the SEC on January 26, 2005 (SEC File No. 0-49706).

(6)

Incorporated by reference from Exhibit 10L to the Annual Report on Form 10-K of Chester Valley Bancorp Inc. for the fiscal year ended June 30, 2003 and filed with the SEC on September 12, 2003 (SEC File No. 0-18833).

(7)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on May 14, 2004 (SEC File No. 000-49706).

(8)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 13, 2005 (SEC File No. 000-49706).

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

(11)	Incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed by the Mid-Tier on June 23, 1999 (SEC File No. 000-25191).

(12)	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(13)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 12, 2004 (SEC File No. 000-49706).

(14)	Incorporated by reference from Chester Valley’s Registration Statement on Form S-4/A (Commission File No. 333-50077) filed with the Commission on April 28, 1998.

(15)	Incorporated by reference from Chester Valley’s Registration Statement on Form S-8 filed with the Commission on January 19, 2001 (File No. 333-54020).

(16)	Incorporated by reference from the Company’s Form 8-K, dated as of October 25, 2005 and filed with the SEC on October 31, 2005 (SEC File No. 000-49706).

(17)	Incorporated by reference from the Company’s Form 8-K, dated as of January 5, 2006, and filed with the SEC on January 11, 2006 (SEC File No. 000-49706).

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of January 18, 2006, and filed with the SEC on January 20, 2006 (SEC File No. 000-49706).

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of March 28, 2006, and filed with the SEC on April 3, 2006 (SEC File No. 000-49706).

(20)	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A as filed on October 5, 2005 (SEC File No. 000-49706).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOW FINANCIAL BANCORP, INC.

Date: November 9, 2006	By:	/s/ Donna M. Coughey
Donna M. Coughey
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Joseph T. Crowley
Joseph T. Crowley
Chief Financial Officer