Form 10-Q
period 2006-12-31
WILLOW FINANCIAL BANCORP, INC.
filed 2007-02-12
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

YES  ☐          NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Registrant had 16,640,575 shares of common stock issued and outstanding as of February 5, 2007.

WILLOW FINANCIAL BANCORP, INC.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Share Amounts)

	(Unaudited)
	December 31,	June 30,
	2006	2006
Assets
Cash in banks	$24,840	$32,930
Interest-earning deposits	27,414	4,289
Total cash and cash equivalents	52,254	37,219
Investment securities — trading	1,012	902
Federal Home Loan Bank Stock	13,551	16,856
Investment securities available for sale (amortized cost of $181,940 and $203,221, respectively)	179,304	196,925
Investment securities held to maturity (fair value of $95,513 and $102,087, respectively)	97,384	105,561
Loans held for sale	5,052	2,635
Loans receivable	1,049,464	1,081,789
Deferred fees and other discounts	(437)	(1,170)
Allowance for loan losses	(13,356)	(16,737)
Loans receivable, net	1,035,671	1,063,882
Accrued interest receivable	6,478	6,647
Property and equipment, net	11,571	10,064
Bank owned life insurance	11,695	11,483
Real estate owned	2,016	51
Core deposit intangible, net	11,858	12,975
Goodwill	94,072	94,072
Other assets	17,613	17,788
Total Assets	$1,539,531	$1,577,060

Liabilities and Stockholders’ Equity
Liabilities:
Interest-bearing deposits	$876,924	$855,526
Non-interest bearing deposits	160,302	162,864
Securities sold under agreements to repurchase	20,000	20,000
Advance payments by borrowers for taxes and insurance	3,396	4,776
Federal Home Loan Bank advances	220,816	282,717
Trust preferred securities	36,065	36,149
Accrued interest payable	2,068	2,205
Other liabilities	11,033	9,425
Total Liabilities	1,330,604	1,373,662

Stockholders’ Equity:
Common stock - $0.01 par value; 40,000,000 shares authorized; 16,633,575 and 16,584,870 shares issued at December 31, 2006 and June 30, 2006, respectively	166	166
Additional paid-in capital	179,855	178,886
Retained earnings — substantially restricted	62,664	60,404
Treasury stock (1,750,357 and 1,736,308 shares at December 31, 2006 and June 30, 2006, respectively, at cost)	(28,251)	(28,251)
Accumulated other comprehensive loss	(1,714)	(3,317)
Obligation of deferred compensation plan	1,369	1,258
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,839)	(3,287)
Recognition and Retention Plan Trust (RRP)	(2,323)	(2,461)
Total Stockholders’ Equity	208,927	203,398
Total Liabilities and Stockholders’ Equity	$1,539,531	$1,577,060

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts, Unaudited)

	Three months Ended December 31,
	2006	2005
INTEREST INCOME:
Loans	$17,220	$17,495
Mortgage-backed and investment securities	4,319	4,110
Total interest income	21,539	21,605
INTEREST EXPENSE:
Deposits	6,766	4,424
Securities sold under agreements to repurchase	253	243
Borrowings	3,075	3,304
Total interest expense	10,094	7,971
NET INTEREST INCOME	11,445	13,634
Provision for loan losses	—	207
Net interest income after provision for loan losses	11,445	13,427
NON-INTEREST INCOME:
Investment services income, net	858	681
Service charges and fees	1,311	1,301
Gain on the sale of:
Loans	94	140
Securities available for sale	114	45
Gain on termination of interest rate corridor	804	—
Other	139	159
Total non-interest income	3,320	2,326
OPERATING EXPENSES:
Salaries and employee benefits	6,065	5,560
Occupancy and equipment	1,979	1,372
Data processing	369	343
Advertising	568	358
Deposit insurance premiums	30	35
Amortization of intangible assets	543	587
Professional fees	549	510
Other	1,030	1,002
Total operating expenses	11,133	9,767
Income before income taxes	3,632	5,986
Income tax expense	1,093	2,109
NET INCOME	$2,539	$3,877
EARNINGS PER SHARE
Basic	$0.18	$0.27
Diluted	$0.17	$0.27
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.12	$0.12
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	14,341,527	14,080,529
Diluted	14,611,849	14,408,318

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts, Unaudited)

	Six months Ended December 31,
	2006	2005
INTEREST INCOME:
Loans	$34,934	$29,244
Mortgage-backed and investment securities	8,516	7,933
Total interest income	43,450	37,177
INTEREST EXPENSE:
Deposits	13,191	7,738
Securities sold under agreements to repurchase	508	304
Borrowings	6,083	6,284
Total interest expense	19,782	14,326
NET INTEREST INCOME	23,668	22,851
Provision (recovery) for loan losses	(100)	720
Net interest income after provision for loan losses	23,768	22,131
NON-INTEREST INCOME:
Investment services income, net	1,606	1,030
Service charges and fees	2,753	2,128
Gain (loss) on the sale of:
Loans	248	254
Securities available for sale	114	(976)
Gain on termination of interest rate corridor	804	—
Other	366	253
Total non-interest income	5,891	2,689
OPERATING EXPENSES:
Salaries and employee benefits	11,580	9,970
Occupancy and equipment	3,888	2,281
Data processing	718	678
Advertising	895	511
Deposit insurance premiums	60	60
Amortization of intangible assets	1,118	765
Professional fees	1,081	1,163
Other	2,107	2,181
Total operating expenses	21,447	17,609
Income before income taxes	8,212	7,211
Income tax expense	2,559	2,408
NET INCOME	$5,653	$4,803
EARNINGS PER SHARE
Basic	$0.39	$0.38
Diluted	$0.39	$0.38
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.24	$0.24
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	14,314,108	12,370,060
Diluted	14,596,314	12,691,503

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Dollars in Thousands, Unaudited)

	Three months Ended December 31,
	2006	2005
Net income	$2,539	$3,877

Other comprehensive income, net of tax:
Net unrealized holding gains (losses) on securities available for sale during the period	251	(832)
Gain on termination of interest rate corridor	(523)	—
Reclassification adjustment for gains included in net income	(74)	(29)
Net unrealized (loss) gain on cash flow hedge	(35)	66
Comprehensive income	$2,158	$3,082

	Six months Ended December 31,
	2006	2005
Net income	$5,653	$4,803

Other comprehensive income, net of tax:
Net unrealized holding gains (losses) on securities available for sale during the period	2,444	(1,333)
Gain on termination of interest rate corridor	(523)	—
Reclassification adjustment for (gain) loss included in net income	(74)	538
Net unrealized (loss) gain on cash flow hedge	(244)	219
Comprehensive income	$7,256	$4,227

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands, Unaudited)

	Six months Ended December 31,
	2006	2005
Net income	$5,653	$4,803
Add (deduct) items not affecting cash flows from operating activities:
Depreciation	1,207	764
Amortization of premiums and accretion of discounts on investments, net	(197)	(236)
Amortization of intangible assets	1,118	765
Provision (recovery) for loan losses	(100)	720
Gain on sale of loans held for sale	(248)	(254)
(Gain) loss on sale of investment securities	(114)	976
Gain on sale of interest rate corridor	(804)	—
Origination of loans held for sale	(17,628)	(69,684)
Proceeds from the sale of loans held for sale	15,459	71,445
Increase in trading account securities	(110)	(803)
Amortization of deferred loan fees, discounts and premiums	(582)	(712)
Decrease in accrued interest receivable	169	717
Increase in value of bank owned life insurance	(212)	(166)
(Increase) decrease in other assets	(1,537)	11,309
Increase (decrease) in other liabilities	1,608	(4,290)
Stock based compensation	957	952
Excess tax benefits from stock-based compensation	(99)	(71)
Decrease in accrued interest payable	(137)	(403)
Net cash flows provided by operating activities	4,403	15,832
Cash flows from investment activities:
Capital expenditures	(2,979)	(1,438)
Proceeds from the sale of office buildings	717	—
Net decrease (increase) in loans	26,844	(10,192)
Proceeds from maturities, sales, payments and calls of investment securities held to maturity	8,180	50,116
Purchase of securities available for sale	(18,829)	(1,150)
Decrease in FHLB stock	3,305	11,403
Proceeds from sales and calls of securities available for sale	40,418	64,949
Proceeds from sale of other real estate owned	—	155
Net cash used for acquisition	—	(35,032)
Net cash flows provided by investment activities	57,656	78,811
Cash flows from financing activities:
Net increase (decrease) in deposits	19,101	(33,203)
Increase in securities sold under agreements to repurchase	—	1,509
Proceeds from FHLB advances	87,400	123,200
Repayments of FHLB advances	(149,301)	(169,824)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(1,380)	302
Cash dividends on common stock	(3,444)	(2,951)
Obligation of deferred compensation plan	—	(54)
Stock options exercised	501	682
Excess tax benefits from stock-based compensation	99	71
Net cash flows used in financing activities	(47,024)	(80,268)
Net increase in cash and cash equivalents	15,035	14,375
Cash and cash equivalents:
Beginning of period	37,219	20,609
End of period	52,254	$34,984
Supplemental disclosures:
Cash payments during the year for:
Taxes	$1,150	$1,128
Interest	$19,919	$13,237
Non-cash items:
Net unrealized gain (loss) on investment securities available for sale, net of tax	$2,369	$(795)
Net unrealized (loss) gain on cash flow hedge, net of tax	$(244)	$219

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

Willow Financial Bancorp, Inc. (the “Company”), is a Pennsylvania corporation and parent holding company for Willow Financial Bank (the “Bank”). The Bank, which was originally organized in 1909, is a federally chartered savings bank and wholly owned subsidiary of the Company. The Bank’s business consists primarily of making commercial business loans and consumer loans as well as real estate loans, both commercial and residential, funded primarily by retail and business deposits along with borrowings obtained from the Federal Home Loan Bank (“FHLB”) of Pittsburgh.

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

Effective February 28, 2006, the Bank completed the sale of all outstanding shares of capital stock of PCIS to Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer (“Uvest”) for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the parties entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for the Bank, and a Financial Services Agreement between PCIS and the Bank which provides that the Bank will be entitled to 92% of the revenue generated by the securities brokerage activities conducted at the PCIS office and will bear substantially all operational and overhead expenses. Upon consummation of the sale of PCIS stock to Uvest, PCIS is no longer a subsidiary of the Company. However, under the provisions of FIN 46R (“Consolidation of Variable Interest Entities”), the results of PCIS continue to be consolidated in the Company’s financial statements. The affiliation agreement with Uvest has the primary effect of relieving PCIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

References to the Company include its business segment, PCIS, unless the context of the reference indicates otherwise.

Net gains or losses resulting from the termination of derivative instruments are recorded on the statement of operations as a component of non-interest income.

The Bank’s customer deposits are insured to the maximum extent provided by law, by the Federal Deposit Insurance Corporation (“FDIC”), through the Deposit Insurance Fund (“DIF”). The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (“OTS”) and is also regulated by the FDIC. The Bank is also subject to reserve requirements established by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”), and is a member of the FHLB of Pittsburgh, one of the regional banks comprising the Federal Home Loan Bank System.

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

3.                                      Acquisition of Chester Valley

The following table summarizes the pro forma operating results of Willow Grove Bancorp for the six month period ended December 31, 2005 had the acquisition of Chester Valley occurred on July 1, 2005.

Willow Financial Bancorp

Pro-forma Operating Results with Chester Valley Acquisition

For six months ended December 31, 2005

(Dollars in thousands, except per share amounts)

Total interest income	$43,153
Total interest expense	16,511
Provision for loan losses	1,164
Other income	3,191
Other expense	27,178
Income before tax	1,491
Income tax	398
Net income	1,093
Non-recurring items (a)	8,426
Adjusted net income (b)	$9,519
Earnings per Share:
Basic	$0.08
Diluted	$0.08

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

FASB Interpretation 48, Accounting for Uncertainty in Income Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.”  This interpretation clarifies the application of FASB Statement No. 109 by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  In addition to recognition, the interpretation provides guidance on the measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006.  The Company is evaluating the potential impact of this interpretation on results of its future operations and financial condition.

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

5.                                      Stock Compensation Plans

The stockholders of the Company approved a stock option plan in fiscal 2000 (the “1999 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1999 Plan, the number of common shares reserved for issuance was a total of 510,961, of which 50,994 options were unawarded at December 31, 2006. Included in this amount are 12,196 shares forfeited during the six-month period ended December 31, 2006. Additionally, the stockholders of the Company approved a stock option plan in fiscal 2003 (the “2002 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 2002 Plan, the number of common shares reserved for issuance was 641,412 of which 155,967 were available for future grants at December 31, 2006. Included in this amount are 38,902 shares forfeited during the six-month period ended December 31, 2006. Options were granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Stock options granted vest over a five-year period commencing on the first anniversary of the date of grant.  Compensation expense and related tax benefit on stock options were $66 thousand and $15 thousand, and $86 thousand and $15 thousand  for the three month periods ended December 31, 2006 and 2005, respectively.  Compensation expense and related tax benefit on stock options were $138 thousand and $30 thousand, and $172 thousand and $30 thousand for the six month periods ended December 31, 2006 and 2005, respectively.  The remaining unrecognized compensation cost relating to non-vested stock based compensation awards at December 31, 2006 was $5.9 million.  The weighted average remaining life for these awards is 4.1 years.

The following table provides information about options outstanding for the six-months ended December 31, 2006:

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Options outstanding, beginning of period	1,012,749	$10.41	$3.79
Granted	4,000	16.58	3.30
Forfeited	(51,098)	12.16	2.68
Exercised	(48,705)	10.30	3.16
Options outstanding, end of period	916,946	$10.55	$3.88

For the six months ended December 31, 2005, the Company granted 21,044 options at a weighted average grant date fair value of $2.89.

The following table provides information about unvested options for the six months ended December 31, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested options, beginning of period	159,239	$2.65
Granted	4,000	3.30
Vested	(44,783)	2.73
Forfeited	(51,098)	2.68
Unvested options, period end	67,358	$2.61

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three months Ended December 31
	2006	2005
Proceeds of options exercised	$250,030	$421,267
Related tax benefit recognized	41,792	39,645
Intrinsic value of options exercised	83,956	343,639

	Six months Ended December 31
	2006	2005
Proceeds of options exercised	$501,468	$681,696
Related tax benefit recognized	99,055	$71,172
Intrinsic value of options exercised	267,750	$557,195

The following table provides information about options outstanding and exercisable options at December 31, 2006:

	Options	Exercisable
	Outstanding	Options
Number	916,946	789,536
Weighted average exercise price	$10.55	$10.20
Aggregate intrinsic value	$4,010,332	$3,726,610
Weighted average contractual term (in years)	5.1	5.1

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at December 31, 2006 were as follows:

	Options Outstanding			Exercisable Options
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price Per Share
			(in Years)
$3.50 - $5.00	128,127	$3.97	2.8	128,127	$3.97
$8.00 - $9.50	244,016	8.67	4.6	225,488	8.70
$10.00 - $14.00	483,226	12.64	5.6	392,844	12.58
$14.50 - $17.50	61,577	15.28	7.5	43,077	14.89

Total	916,946	$10.55	5.1	789,536	$10.20

The fair value of stock options granted during the six-month periods ended December 31, 2006 and December 31, 2005 was determined at the date of grant using a Black-Scholes options-pricing model. The fair value of option awards under the Option Plans is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon  certain assumptions, as summarized in the following table.

	Six months Ended December 31
Assumption	2006	2005
Expected average risk-free interest rate	5.12%	3.88%
Expected average life (in years)	5.50	5.55
Expected volatility	20.73%	19.45%
Expected dividend yield	3.14%	3.15%

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

RRP

Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the “1999 RRP”), the Company acquired 204,384 shares at a cost of $929 thousand. Pursuant to the terms of the agreement, all 204,384 shares have been awarded to directors and management from the 1999 RRP Trust. As of December 31, 2006, 197,622 granted shares were vested pursuant to the terms of the 1999 Plan. In fiscal 2003, the Company adopted the 2002 Recognition and Retention Plan and Trust Agreement (the “2002 RRP”), and acquired 256,565 shares at a cost of $3.2 million. Pursuant to the terms of the 2002 RRP, 222,468 shares have been awarded to directors and management; however, 30,800 shares have been forfeited. As of December 31, 2006, 171,524 granted shares were vested pursuant to the terms of the 2002 RRP. In fiscal 2006, the Company adopted the 2005 Recognition and Retention Plan and Trust Agreement (the “2005 RRP”). Under the 2005 RRP, the Trust can purchase 350,000 shares of common stock for future awards of restricted stock to certain officers and directors of the Company. As of December 31, 2006, 89,613 shares were granted under the 2005 RRP; however, 7,116 shares have been forfeited. Compensation expense related to the RRP shares was $369 thousand and $265 thousand for the six months ended December 31, 2006 and 2005, respectively.

Activity in issued but unvested RRP shares under the three plans during the six months ended December 31, 2006 was as follows:

RRP Shares	RRP Shares	Weighted Average Grant Date Fair Value
Unvested awards beginning of period	125,831	$13.28
Vested	(25,820)	14.31
Granted	6,970	16.12
Forfeited	(32,587)	12.37
Unvested awards period end	74,394	$14.90

The aggregate intrinsic value of unvested RRP awards under the three plans at December 31, 2006 is $1 thousand.

6.             Earnings Per Share

Earnings per share, basic and diluted, were $0.18, $0.17, and $0.39, $0.39, respectively, for the three and six months ended December 31, 2006, compared to $0.27, $0.27, and $0.38, $0.38, respectively, for the three and six months ended December 31, 2005.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Three months Ended December 31,
	2006		2005
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$2,539	$2,539	$3,877	$3,877
Dividends on unvested common stock awards	(16)	(16)	(22)	(22)
Net income available to common stockholders	$2,523	$2,523	$3,855	$3,855

Weighted average shares outstanding	14,341,527	14,341,527	14,080,529	14,080,529
Effect of dilutive securities:
Common stock equivalents	—	270,322	—	327,789
Adjusted weighted average shares used in earnings per share computation	14,341,527	14,611,849	14,080,529	14,408,318

Earnings per share	$0.18	$0.17	$0.27	$0.27

	Six months Ended December 31,
	2006		2005
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$5,653	$5,653	$4,803	$4,803
Dividends on unvested common stock awards	(32)	(32)	(44)	(44)
Net income available to common stockholders	$5,621	$5,621	$4,759	$4,759

Weighted average shares outstanding	14,314,108	14,314,108	12,370,060	12,370,060
Effect of dilutive securities:
Common stock equivalents	—	282,206	—	321,443
Adjusted weighted average shares used in earnings per share computation	14,314,108	14,596,314	12,370,060	12,691,503

Earnings per share	$0.39	$0.39	$0.38	$0.38

7.             Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at December 31, 2006 and June 30, 2006 are as follows:

	December 31, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
		(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$17,406	$—	$(381)	$17,025
FHLMC	13,256	—	(424)	12,832
CMOs	66,722	—	(1,066)	65,656
Total held to maturity	$97,384	$—	$(1,871)	$95,513

Available for sale:
US government agency securities	$39,478	$129	$(304)	$39,303
Municipal bonds	8,164	95	(2)	8,257
Mortgage-backed securities:
FNMA	45,198	32	(1,140)	44,090
FHLMC	42,272	26	(1,003)	41,295
CMOs	15,776	—	(215)	15,561
GNMA	3,466	13	(11)	3,468
Corporate debt securities	16,124	50	(149)	16,025
Equity securities	11,462	157	(314)	11,305
Total available for sale	$181,940	$502	$(3,138)	$179,304
Total securities	$279,324	$502	$(5,009)	$274,817

	June 30, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
		(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$18,639	$—	$(779)	$17,860
FHLMC	14,567	—	(765)	13,802
CMOs	72,355	—	(1,930)	70,425
Total held to maturity	$105,561	$—	$(3,474)	$102,087

Available for sale:
US government agency securities	$35,473	$—	$(1,176)	$34,297
Municipal bonds	9,105	90	(68)	9,127
Mortgage-backed securities:
FNMA	52,181	13	(2,054)	50,140
FHLMC	47,153	6	(1,988)	45,171
GNMA	4,189	4	(35)	4,158
CMOs	29,059	—	(561)	28,498
Corporate debt securities	14,419	24	(235)	14,208
Equity securities	11,642	69	(385)	11,326
Total available for sale	$203,221	$206	$(6,502)	$196,925
Total securities	$308,782	$206	$(9,976)	$299,012

Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment.  Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the statement of operations. Management does not believe any of the above individual unrealized losses as of December 31, 2006 are other-than-temporary impairments as the declines in fair value are a direct result of movements in interest rates. Additionally, the Company has both the ability and intent to hold such securities until such time as the value recovers or the security matures.

As part of the acquisition of Chester Valley, the Company acquired three non-rated Pennsylvania Municipal Authority bonds that have been classified as substandard, which are included in investment securities available for sale at December 31, 2006. These securities were originally purchased at various times during the period from June 1998 through June 2000. The aggregate book value of the bonds was $3.7 million at December 31, 2006. Two of the three bonds with an aggregate book value of $3.1 million at December 31, 2006 are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

A third bond was issued by the Housing Authority of Chester County and had a book balance of $527 thousand at December 31, 2006, bears interest at rates between 5.60% and 6.00% and matures in June 2019. This bond involves low-income housing in Chester County, Pennsylvania under a program of the Office of Housing and Urban Development (“HUD”). HUD has provided additional funds to build additional houses, which would be sold to provide proceeds to redeem these bonds.

8.             Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated:

	As of December 31, 2006		As of June 30, 2006
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Real estate loans:
Single-family residential	$293,106	27.93%	$298,509	27.59%
Commercial real estate and multi-family residential	320,791	30.57	326,268	30.16
Construction	91,178	8.69	112,774	10.42
Home equity	266,696	25.41	259,119	23.96
Total real estate loans	971,771	92.60	996,670	92.13
Consumer loans	4,440	0.42	4,304	0.40
Commercial business loans	73,253	6.98	80,815	7.47
Total loans receivable	1,049,464	100.0%	1,081,789	100.00%

Allowance for loan losses	(13,356)		(16,737)
Deferred net loan origination fees and other discounts	(437)		(1,170)
Loans receivable, net	$1,035,671		$1,063,882

The following is a summary of the activity in the allowance for loan losses for the six months ended December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005
Balance at the beginning of period	$16,737	$6,113
Plus: Provisions (reductions) for loan losses	(100)	720
Less charge-offs for:
Mortgage loans	(76)	—
Consumer loans	(130)	(11)
Commercial business loans	(3,094)	(38)
Total charge-offs	(3,300)	(49)
Plus: Recoveries	19	486
Allowance acquired in the Merger	—	6,937
Balance at the end of the period	$13,356	$14,207

9.             Trust Preferred Securities

Effective with the acquisition of Chester Valley, the Company assumed the liability for $10.5 million of Junior Subordinated Debentures to the Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity as a result of the acquisition of Chester Valley. The Trust issued $10.0 million of Trust Preferred Securities to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company.  The Junior Subordinated Debentures are treated as debt of the Company but they qualify as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the OTS. The Trust Preferred Securities are callable by the Company on or after March 26, 2007, or at any time in the event the deduction of related interest expense for federal income taxes is prohibited, the treatment as Tier I capital is no longer permitted or under certain other circumstances. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2032 and may be redeemed on a quarterly basis commencing March 26, 2007.  The Company expects to redeem these Trust Preferred Securities in March 2007.

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

10.          Capital Stock

On July 25, 2006, the Company declared a cash dividend on its common stock of $0.12 per share, paid on August 25, 2006 to owners of record on August 11, 2006. Additionally, a second cash dividend was declared by the Company’s Board of Directors on October 24, 2006 in the amount of $0.12 per share, paid on November 24, 2006 to shareholders of record on November 10, 2006.  On January 23, 2007, the Company declared a cash dividend on its common stock of $0.12 per share, payable on February 23, 2007 to owners of record on February 9, 2007.

On January 23, 2007, the Company’s Board of Directors also authorized a 5% stock dividend payable February 23, 2007 to shareholders of record after the close of business on February 9, 2007. The cash dividend will be payable on the shares outstanding prior to the stock dividend. In addition, in January 2007, the Company announced a two-year stock buyback program for up to 5% of shares outstanding.

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

On May 12, 2003, the Company entered into a sales and servicing master agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”).  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605 thousand. The Company has sold $16.6 million in loans under this agreement and had a maximum credit risk exposure of $461 thousand at December 31, 2006. The fair value of these guarantees was determined to be $0 at December 31, 2006.

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

In August 2003, Chester Valley purchased a $30.0 million notional amount 3.50% six month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% six-month LIBOR interest rate cap (“Interest Rate Corridor”) which expires in August 2008.  Chester Valley paid a net premium, which entitled it to receive the difference between six-month LIBOR from 3.50% up to 6.00% applied to the $30.0 million notional amount. Upon consummation of the Merger, the Company assumed the Interest Rate Corridor and designated it to hedge certain borrowings of Willow Financial Bank, which were variable in nature and indexed to six-month LIBOR. The Interest Rate Corridor was being used to hedge the cash flows of this borrowing. Prior to December 31, 2006, the Interest Rate Corridor could potentially reduce the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor has two components: the intrinsic value and the time value of the option. The Interest Rate Corridor was marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income, and the change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined.

On October 23, 2006, the Company unwound the Interest Rate Corridor and recognized a gain of $804 thousand in the statement of operations upon repayment of the $30 million FHLB advance.

13.          Segment Information

Under the definition of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related  Information”,  the Company has two operating segments at December 31, 2006; Willow Financial Bank and PCIS. The Willow Financial Bank segment primarily provides loan and deposit services to commercial and retail customers through its network of 28 branch locations as of December 31, 2006. The PCIS segment, which was acquired on August 31, 2005 in connection with the Merger, operates a full service investment advisory and securities brokerage firm.

Segment information for the three and six months ended December 31, 2006 and 2005 is as follows:

	Three months ended December 31,
	2006			2005
	Bank	PCIS	Total	Bank	PCIS	Total
	(Dollars in thousands)
Interest income	$21,539	$—	$21,539	$21,605	$—	$21,605
Interest expense	10,094	—	10,094	7,971	—	7,971
Net interest income	11,445	—	11,445	13,634	—	13,634
Non-interest income	2,748	572	3,320	1,765	561	2,326
Depreciation expense	610	—	610	508	—	508
Income tax expense	1,044	49	1,093	1,978	131	2,109
Total net income	2,464	75	2,539	3,698	179	3,877
Total assets	1,539,292	239	1,539,531	1,575,195	2,759	1,577,954

	Six months ended December 31,
	2006			2005
	Bank	PCIS	Total	Bank	PCIS	Total
	(Dollars in thousands)
Interest income	$43,450	$—	$43,450	$37,177	$—	$37,177
Interest expense	19,782	—	19,782	14,326	—	14,326
Net interest income	23,668	—	23,668	22,851	—	22,851
Non-interest income	4,716	1,175	5,891	1,803	886	2,689
Depreciation expense	1,207	—	1,207	764	—	764
Income tax expense	2,489	70	2,559	2,277	131	2,408
Total net income	5,423	230	5,653	4,584	219	4,803
Total assets	1,539,292	239	1,539,531	1,575,195	2,759	1,577,954

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

At December 31, 2006, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Tangible capital (to tangible assets)	$122,059	8.6%	$21,410	1.5%	$28,546	2.0%
Core capital (to adjusted tangible assets)	122,059	8.6%	57,093	4.0%	71,366	5.0%
Tier I capital (to risk-weighted assets)	122,059	12.9%	N/A	N/A	56,505	6.0%
Risk-based capital (to risk-weighted assets)	133,389	14.2%	75,340	8.0%	94,175	10.0%

As of June 30, 2006
Tangible capital (to tangible assets)	$114,061	7.8%	$22,028	1.5%	$29,370	2.0%
Core capital (to adjusted tangible assets)	114,061	7.8%	58,711	4.0%	73,426	5.0%
Tier I capital (to risk-weighted assets)	114,061	11.9%	N/A	N/A	57,165	6.0%
Risk-based capital (to risk-weighted assets)	125,569	13.2%	76,220	8.0%	95,274	10.0%

In its letter approving the merger of Willow Financial Bank and First Financial Bank, the Office of Thrift Supervision (“OTS”), as one of the conditions for approval, indicated that, for the periods ending December 31, 2005, 2006, and 2007, Willow Financial Bank must have tier one core capital ratios at least equal to 6.50%, 6.75%, and 7.25%, respectively, and total risk-based capital equal to 11.97%, 12.02% and 12.40%, respectively. Willow Financial Bank must also submit to the Office of Thrift Supervision, quarterly status reports detailing its compliance with the conditions on regulatory capital outlined in its approval letter. The Office of Thrift Supervision’s conditions for approval of the Bank Merger also indicated that, for the periods ending December 31, 2005, 2006, and 2007, Willow Financial Bancorp must have consolidated tangible capital ratios at least equal to 5.14%, 5.59% and 6.12%, respectively. Both the Company and the Bank currently exceeds all of these requirements.

15.          Commitments and Contingencies

See the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 for a summary of existing commitments and contingencies.  There have been no material changes in the Company’s commitments and contingencies since June 30, 2006.

16.          Acquisition of BeneServ, Inc.

On January 11, 2007, the Company reached an agreement to acquire BeneServ, Inc (“BeneServ”) for a purchase price of up to $5.5 million. The purchase price includes a payment of $4.2 million at closing plus an amount up to an additional $1.3 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds.  BeneServ is an insurance agency serving the corporate employee benefit market segment. BeneServ and the Company share a target market in small businesses located in Chester, Montgomery, Bucks, Delaware, and Philadelphia counties, Pennsylvania, thereby providing a number of cross selling opportunities for both companies. This acquisition is subject to the receipt of regulatory approval and other standard conditions and is expected to close by March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or which indicate the intentions, plans, beliefs, expectations or opinions of the Company’s management. Forward looking statements may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should,” “could,” “may,” “likely,” “probably,” or “possibly”.  These statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of Willow Financial Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward looking information and statements. Factors that may affect the Company’s future operations are discussed in documents filed by Willow Financial Bancorp, Inc. with the Securities and Exchange Commission (“SEC”) from time to time, including the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006. Additional factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions and the interest rate yield curve, legislative and regulatory changes, demand for loan products, changes in deposit flows, competition, changes in the quality or composition of the Company’s loan and investment portfolios, among other things.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  We do not intend to update these forward-looking statements. Copies of the above referenced documents may be obtained from Willow Financial Bancorp, Inc. upon request without charge (except for Exhibits thereto) or can be accessed at the website maintained by the SEC at http://www.sec.gov.

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

The Company’s business plan focuses on the following primary goals—changing operations to a full-service community bank and continued steady growth while maintaining a high level of asset quality. Until the acquisition of Chester Valley, the growth was accomplished through internal means. To the extent that additional acquisition opportunities present themselves and are deemed prudent by the Board of Directors and management, additional acquisitions of financial institutions will be considered to further enhance shareholder value. We also plan to add additional de novo Bank branch offices to expand our existing network.

Results of Operations

General.   Net income for the three-month period ended December 31, 2006 was $2.5 million or $0.17 diluted earnings per share as compared to net income of $3.9 million or $0.27 diluted earnings per share for the comparable quarter in the prior year. For the six-month period ended December 31, 2006, net income was $5.7 million or $0.39 diluted earnings per share as compared to $4.8 million or $0.38 diluted earnings per share for the comparable period in the prior year. The Company’s net interest margin on a tax-equivalent basis decreased 48 basis points to 3.32% for the three months ended December 31, 2006 from 3.80% for the three months ended December 31, 2005. The net interest margin on a tax-equivalent basis decreased 23 basis points to 3.41% for the six months ended December 31, 2006 from 3.64% for the six months ended December 31, 2005.

Net Interest Income.  Net interest income is determined primarily from the average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-costing liabilities) as well as the relative amounts of average interest-earning assets compared to interest-bearing liabilities. For the three months ended December 31, 2006 and 2005, our interest rate spread was 3.15% and 3.72%, respectively.  For the six months ended December 31, 2006 and 2005, our interest rate spread was 3.25% and 3.50%, respectively.

Net interest income for the three-month periods ended December 31, 2006 and 2005 was $11.4 million and $13.6 million, respectively, a decrease of $2.2 million.  This decrease was due primarily to an increase of 75 basis points in the average costs of interest-bearing liabilities to 3.04% for the three-month period ended December 31, 2006 from 2.29% for the three-month period ended December 31, 2005.  In addition, there was a $43.2 million, or 3.1%, decrease in average interest-earning assets during that same period.  Net interest income for the six-month periods ended December 31, 2006 and 2005 was $23.7 million and $22.9 million, respectively, an increase of $800 thousand.  Net interest income increased during this period primarily as a result of increased average balances of the loan portfolio due primarily to the acquisition of Chester Valley Bancorp effective on the close of business on August 31, 2005, which was partially offset by an increase in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities was 2.96% for the six-month period ended December 31, 2006 as compared to 2.36% for the six-month period ended December 31, 2005. From September 2005 through September 2006, the Federal Reserve increased short-term rates by 150 basis points resulting in an increase in the average rate of the Company’s adjustable rate loans. This increase has been more than offset by a corresponding increase in rates on deposit products and Federal Home Loan Bank (“FHLB”) Advances.

Due primarily to the acquisition of Chester Valley Bancorp effective on the close of business on August 31, 2005, average interest-earning assets increased $123.1 million, or 9.8%, for the six-month period ended December 31, 2006 compared to the prior year comparable period.  Average interest-bearing liabilities for the six-month period ended December 31, 2006 increased $121.3 million, or 10.1%, over the comparable prior year period.

The following tables present the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the six-month periods ended December 31, 2006 and 2005.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 35.0% effective rate has been used for the six-month periods ended December 31, 2006 and 2005.  The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	Three months Ended December 31,
	2006			2005
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Total loans	$1,045,277	$17,342	6.49%	$1,064,890	$17,575	6.46%
Securities and other investments	326,999	4,383	5.24%	350,565	4,158	4.64%
Total interest-earning assets	1,372,276	$21,725	6.19%	1,415,455	$21,733	6.01%
Non-interest earning assets	163,523			184,362
Total Assets	$1,535,799			$1,599,817

Liabilities and Stockholders’ Equity:
Total deposits	$1,026,826	$6,766	2.61%	$1,012,170	$4,424	1.73%
Borrowings	290,074	3,328	4.55%	370,431	3,547	3.80%
Total interest-bearing liabilities	1,316,900	10,094	3.04%	1,382,601	7,971	2.29%
Non-interest-bearing liabilities	9,748			17,305
Stockholders’ equity	209,151			199,911
Total liabilities and stockholders’ equity	$1,535,799			$1,599,817
Net interest income/interest rate spread		$11,631	3.15%		$13,672	3.72%
Net interest-earning assets/net interest margin	$55,376		3.32%	$32,854		3.80%
Ratio of average interest-earning assets to interest-bearing liabilities			104%			102%

	Six months Ended December 31,
	2006			2005
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Total loans	$1,054,458	$35,180	6.53%	$906,065	$29,376	6.34%
Securities and other investments	327,610	8,662	5.17%	352,891	8,355	4.63%
Total interest-earning assets	1,382,068	$43,842	6.21%	1,258,956	$37,731	5.86%
Non-interest earning assets	162,060			132,348
Total Assets	$1,544,128			$1,391,304

Liabilities and Stockholders’ Equity:
Total deposits	$1,024,693	$13,191	2.55%	$874,126	$7,739	1.76%
Borrowings	301,786	6,591	4.33%	331,040	6,588	3.95%
Total interest-bearing liabilities	1,326,479	19,782	2.96%	1,205,166	14,326	2.36%
Non-interest-bearing liabilities	10,023			16,673
Stockholders’ equity	207,626			169,465
Total liabilities and stockholders’ equity	$1,544,128			$1,391,304
Net interest income/interest rate spread		$24,060	3.25%		$23,404	3.50%
Net interest-earning assets/net interest margin	$55,589		3.41%	$53,790		3.64%
Ratio of average interest-earning assets to interest-bearing liabilities			104%			104%

Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	Three months Ended December 31,
	2006			2005
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$17,220	$122	$17,342	$17,495	$80	$17,575
Investments	4,319	64	4,383	4,110	48	4,158
Total	$21,539	$186	$21,725	$21,605	$128	$21,733

The net interest margin on a GAAP basis was 3.26% and 3.77%, respectively, for the three months ended December 31, 2006 and 2005.

	Six months Ended December 31,
	2006			2005
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$34,934	$246	$35,180	$29,244	$132	$29,376
Investments	8,516	146	8,662	7,933	422	8,355
Total	$43,450	$392	$43,842	$37,177	$554	$37,731

The net interest margin on a GAAP basis was 3.35% and 3.55%, respectively, for the six months ended December 31, 2006 and 2005.

Interest Income.  Interest income on loans decreased $275 thousand, or 1.6%, for the three-month period ended December 31, 2006 compared to the three-month period ended December 31, 2005. This decrease resulted primarily from a $19.6 million, or 1.8%, decline in average balance of loans over the period which was partially offset by a three basis point increase in the average yield on the loan portfolio .  Interest income on loans increased $5.7 million, or 19.5%, for the six-month period ended December 31, 2006 compared to the similar prior year period. This resulted primarily from an increase in average loan balances of $148.4 million, or 16.4% in the six months ended December 31, 2006 compared to the six months ended December 31, 2005. Additionally, the average yields earned on loans for the six-month period ended December 31, 2006 increased 19 basis points to 6.53%.  The increase in the average yield of the loan portfolio was largely the result of a change in the mix of the loan portfolio reflecting the Company’s reduced reliance on long-term single-family residential mortgage loans, along with the interest sensitive assets acquired from Chester Valley at a time in which the Federal Reserve was aggressively raising short-term interest rates.  Interest income on securities increased $209 thousand and $583 thousand, or 5.1% and 7.3%, respectively, for the three-month and six-month periods ended December 31, 2006 compared to the three-month and six-month periods ended December 31, 2005. Increases in the average tax-equivalent yields earned on securities were 60 basis points and 54 basis points for the three-month and six-month periods ended December 31, 2006 as compared to the same periods ended December 31, 2005. The increased yields were partially offset by a decline in average balance of investment securities of $23.6 million and $25.3 million, or 6.7% and 7.2%, respectively, for the three-month and six-month periods ended December 31, 2006 compared to the same periods ended on December 31, 2005.

Interest Expense.   Interest expense on deposit accounts increased $2.3 million and $5.5 million, or 52.9% and 70.5%, respectively, for the three-month and six-month periods ended December 31, 2006 compared to the comparable prior year period.  The increase resulted primarily from an increase in average deposits of $14.7 million and $150.6 million, or 1.4% and 17.2% for the three-month and six-month periods ended December 31, 2006 compared to the same periods ended December 31, 2005. Also, the average cost of deposits increased by 88 basis points and 79 basis points for the three-month and six-month periods ended December 31, 2006 as compared to the similar prior year periods. During the three-month and six-month periods ended December 31, 2006, interest expense on borrowings decreased by $229 thousand and $200 thousand, respectively, over the comparable periods ended December 31, 2005 due principally to decreases in average borrowings partially offset by higher costs on borrowings. The Company expects to redeem its $10.0 million floating rate Trust Preferred Securities in March 2007.

Provision for Loan Losses.   The Company’s provision for loan losses decreased $207 thousand for the three months ended December 31, 2006 compared to the corresponding prior three-month period as no provision was deemed necessary during that period. For the six months ended December 31, 2006 compared to the six-month period ended December 31, 2005, the provision for loan losses decreased by $820 thousand as repayments experienced in the loan portfolio eliminated the need for additional provisions. Management believes, to the best of its knowledge, that the allowance for loan losses was adequate at December 31, 2006 and represents at such date all known and inherent losses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

Non-Interest Income.  Non-interest income increased $994 thousand and $3.2 million, or 42.7% and  119.1%, respectively, for the three-month and six-month periods ended December 31, 2006 as compared to the comparable periods ended December 31, 2005. The increase during the three-month period was due primarily to a gain of $804 thousand recorded on the unwinding of an interest rate corridor.  The remaining increase for the six-month period was due primarily to increased service charges and fees of $625 thousand and increased investment services income of $576 thousand. These increases resulted principally from the acquisition of Chester Valley Bancorp. In addition, during the quarter ended September 30, 2005, the Company realized approximately $1.0 million in losses on the sale of investment securities. These securities were sold to enable the Company to maintain its pre-Merger interest rate sensitivity.

Non-Interest Expense.   Non-interest expense increased $1.4 million and $3.8 million, or 14.0% and 21.8%, respectively, for the three-month and six-month periods ended December 31, 2006 as compared to the comparable periods ended December 31, 2005. Compensation costs increased by $1.6 million partially as a result of the acquisition of Chester Valley as well as new hirings in the lending and wealth management areas during the six-month period ended December 31, 2006 ($505 thousand for the three months ended December 31, 2006).  In addition, $519 thousand of compensation costs were recorded during the three months ended December 31, 2006 due to severance payments and costs associated with the retirement of three Board members. Occupancy costs increased by $1.6 million, partially as a result of the acquisition of Chester Valley and also due to additional rental costs incurred at the corporate headquarters building ($636 thousand for the three months ended December 31, 2006) and rental expense associated with certain Bank buildings sold in a sale/leaseback transaction.  In addition, amortization of core deposit intangibles increased by $352 thousand for the six-month period ended December 31, 2006 as compared to the same period ended December 31, 2005.

Income Tax Expense.  The provision for income taxes for the three-month and six-month periods ended December 31, 2006 was $1.1 million and $2.6 million, respectively.  This compares to a provision of $2.1 million and $2.4 million for the similar prior year periods.   The effective tax rate for the six-month period ended December 31, 2006 was 31.2% compared to 33.4% for the six-month period ended December 31, 2005, a decrease of 2.2%. This decrease was due to an increase in the balance of tax-exempt securities and related income.

Changes in Financial Condition

General.  Total assets of the Company decreased by $37.5 million, or 2.4%, from June 30, 2006 to December 31, 2006 due primarily to a $28.2 million reduction in the net loan portfolio. Additionally, securities available for sale and held to maturity decreased a combined $25.8 million. Cash and cash equivalents increased by approximately $15.0 million.  Total liabilities amounted to $1.3 billion at December 31, 2006, a decrease of $43.1 million, or 3.1% from June 30, 2006. FHLB advances decreased $61.9 million, or 21.9%, from June 30, 2006. Total deposits increased $18.8 million, or 1.8%, to $1.0 billion.  Total stockholders’ equity increased $5.5 million to $208.9 million at December 31, 2006.

Cash and Cash Equivalents. Cash and cash equivalents amounted to $52.2 million and $37.2 million at December 31, 2006 and June 30, 2006, respectively.  Cash and cash equivalents increased during the period due primarily to growth in deposits,  repayment of loan balances and sales and repayments of investment securities.

Assets Available or Held for Sale. Securities classified as available for sale decreased $17.6 million, or  8.9%,  from $196.9 million at June 30, 2006 to $179.3 million at December 31, 2006 due to the sales and repayments experienced in the Company’s investment portfolio. Loans classified as held for sale increased  by $2.5 million to $5.1 million at December 31, 2006 from  $2.6 million at June 30, 2006 due to an increase in sales volume during that period.

Investment Securities Held to Maturity. At December 31, 2006, securities classified as held to maturity totaled $97.4 million as compared to $105.6 million at June 30, 2006. The approximate $8.2 million decline was primarily the result of principal repayments within the portfolio.

Loans.  The net loan portfolio of the Company decreased $28.2 million, or 2.7% to $1.0 billion at December 31, 2006.  The decrease was primarily the result of the Company continuing to experience repayments within the construction and commercial real estate loan portfolios.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	December 31, 2006	June 30, 2006
Non-accrual loans:
Mortgage loans:
Single-family residential	$787	$1,059
Commercial real estate and multi-family residential	4,938	7,753
Home Equity	524	479
Consumer loans	159	154
Commercial business loans	1,388	6,036
Total	7,796	15,481

Performing troubled debt restructurings	3	256
Total non-performing loans	7,799	15,737
Other real estate owned, net	2,016	51
Total non-performing assets	$9,815	$15,788
Non-performing loans to total loans	0.75%	1.45%
Non-performing assets to total assets	0.64%	1.00%

Total non-performing assets decreased $6.0 million, or 37.8%, to $9.8 million at December 31, 2006 compared to $15.8 million at June 30, 2006. Non-performing loans to total loans and non-performing loans to total assets were 0.75% and 0.64%, respectively, at December 31, 2006 as compared to 1.45% and 1.00%, respectively at June 30, 2006. This decrease was due primarily to a charge-off during the six-months ended December 31, 2006 of $3.1 million for one loan relationship which was categorized as non-accrual at June 30, 2006 and payments of $1.7 million during the six-month period ended December 31, 2006 on loans in non-accrual status at June 30, 2006.  Also, a $670 thousand loan was upgraded from non-accrual to accrual status.  Additionally, a loan balance of approximately $2.0 million was transferred from non-accrual to other real estate owned during the six-month period. The allowance to gross loans decreased to 1.27% at December 31, 2006 from 1.55% at June 30, 2006.

Intangible Assets. The amount of our intangible assets totaled $105.9 million at December 31, 2006 compared to $111.5 million at June 30, 2006.  The decrease resulted solely from amortization recorded on the core deposit intangibles resulting from the acquisition of Chester Valley.

Deposits.  The Company’s total deposits increased by $18.8 million, or 1.8%, to $1.0 billion at December 31, 2006.  The increase resulted primarily from an increase in money market demand deposit accounts as the Company has been successful in migrating money market balances of its business segment, PCIS.

Borrowings. Advances from the FHLB of Pittsburgh are an additional source of funds used to supplement the funding of loan demand as well as for liquidity and other asset/liability management purposes. At December 31, 2006, the total amount of these borrowings outstanding was $220.8 million, which is a $61.9 million, or a 21.9%, decrease from the $282.7 million outstanding at June 30, 2006.  This decrease was the direct result of repayments as the excess cash generated from the deposit growth, investment security sales and repayments, and loan repayments in the current quarter was utilized to repay certain FHLB advances.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $208.9 million at December 31, 2006 compared to $203.4 million at June 30, 2006, an increase of $5.5 million.  This increase was primarily the result of net income of $5.7 million. In addition, accumulated other comprehensive income increased by $1.6 million during the six-months ended December 31, 2006 as a result of $2.4 million in investment security gains offset by the decrease in the value of an interest rate corridor during the same period prior to its termination. Cash dividends paid for the six-months ended December 31, 2006 were $3.4 million.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  Certificates of deposit scheduled to mature in one year or less at December 31, 2006 totaled $231.1 million.  Based on historical experience, management believes, over the longer term, that a significant portion of maturing certificates of deposit will remain with the Company.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $694.1 million as of December 31, 2006, based on qualifying collateral, of which $458.7 million was available to draw upon at December 31, 2006.   The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Legal Proceedings

There have been no material developments in any of the legal proceedings previously reported in Item 3 of the Company’s Form 10-K for the year ended June 30, 2006.

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

Capital

At December 31, 2006 and June 30, 2006, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision.  For additional information and the Bank’s specific levels of regulatory capital at December 31, 2006 and June 30, 2006, see note 14 of the Notes to the Unaudited Consolidated Financial Statements.

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

4.3	Guarantee Agreement, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as guarantee trustee (4)
10.1	Employment Agreement, dated July 15, 2005, by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Donna M. Coughey (2)
10.2	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr. (5)
10.3	Employment Agreement, dated July 15, 2005, by among Willow Grove Bancorp, Inc., Willow Grove Bank and Joseph T. Crowley (2)
10.4	Employment Agreement, dated November 25, 2002, between First Financial Bank and Michael J. Sexton (6)*
10.5	Form of Employment Agreement entered into between Willow Grove Bank and each of John T. Powers and Ammon J. Baus (7)
10.6	Form of Employment Agreement entered into between Willow Grove Bank and each of G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (8)
10.7	Form of Change in Control Severance Agreement between Willow Grove Bank and William Byrne (8)

10.8	Supplemental Executive Retirement Agreement (9)
10.9	Non-Employee Directors’ Retirement Plan and amendment thereto(10)
10.10	1999 Stock Option Plan (11)*
10.11	1999 Recognition and Retention Plan and Trust Agreement (11)
10.12	2002 Stock Option Plan (12)
10.13	2002 Recognition and Retention Plan and Trust Agreement (12)
10.14	Deferred Compensation Plan (13)
10.15	Chester Valley Bancorp Inc. 1993 Stock Option Plan, as amended (14)
10.16	Chester Valley Bancorp Inc. 1997 Stock Option Plan, as amended (15)
10.17	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (8)
10.18	First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto (16)
10.19	First Financial Bank 2005 Executive Deferred Compensation Plan, and amendments thereto (16)
10.20	First Financial Bank Board of Directors Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto (16)
10.21	First Financial Bank 2005 Board of Directors Deferred Compensation Plan, and amendments thereto (16)
10.22	Change in Control Severance Agreement Between Willow Grove Bank and Allen L. Wagner (17).
10.23	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Neil Kalani (18)
10.24	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Patrick Killeen (18)
10.25	Willow Grove Bancorp, Inc. 2006 Supplemental Executive Retirement Plan(19)
10.26	2005 Recognition and Retention Plan and Trust Agreement(20)
10.27	Agreement between the Company, the Bank and Thomas J. Sukay, dated December 8, 2006
10.28	Memorandum Agreement between the Company, the Bank and William M. Wright, dated December 27, 2006
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certifications

(1)	Incorporated by reference from the Company’s Form 8-K, dated September 21, 2006 and filed with the SEC on September 22, 2006 (SEC File No. 000-49706)

(2)	Incorporated by reference from the Company’s Form 8-K, dated August 31, 2005 and filed with the SEC on September 1, 2005 (SEC File No. 000-49706)

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106)

(4)	Exhibit not included pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will provide a copy of such exhibit to the SEC upon request.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, dated as of January 20, 2005 and filed with the SEC on January 26, 2005 (SEC File No. 0-49706).

(6)

Incorporated by reference from Exhibit 10L to the Annual Report on Form 10-K of Chester Valley Bancorp Inc. for the fiscal year ended June 30, 2003 and filed with the SEC on September 12, 2003 (SEC File No. 0-18833).

(7)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2004, filed with the SEC on May 14, 2004 (SEC File No. 000-49706).

(8)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 13, 2005 (SEC File No. 000-49706).

(9)

Incorporated by reference from the registration statement on Form S-1 filed by the Company’s predecessor, a federal corporation also known as Willow Grove Bancorp, Inc. (the “Mid-Tier”) on September 18, 1998, as amended, and declared effective on November 12, 1998 (Registration No. 333-63737).

(10)

Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2002, filed with the SEC on November 14, 2002 (SEC File No. 000-49706) and the Company’s Form 8-K, dated as of October 25, 2005 and filed with the SEC on October 31, 2005 (SEC File No. 000-49706)

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

WILLOW FINANCIAL BANCORP, INC.

Date: February 9, 2007	By:	/s/ DONNA M. COUGHEY
Donna M. Coughey
President and Chief Executive Officer

Date: February 9, 2007	By:	/s/ JOSEPH T. CROWLEY
Joseph T. Crowley
Chief Financial Officer