Form 10-Q/A
period 2006-12-31
WILLOW FINANCIAL BANCORP, INC.
filed 2007-03-05
CIK 1163428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment to our Quarterly Report on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, originally filed with the Securities and Exchange Commission on February 9, 2007 (the “Original Filing”).  We are filing this Amendment to include the information required by Part II Item 4, “Submission of Matters to a Vote of Security Holders,” which was inadvertently omitted from the Original Filing. Except as described in this Explanatory Note, no other changes have been made to the Original Filing, and this Amendment does not amend or update any other information set forth in the Original Filing.

Part II. OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on October 31, 2006 (the “Annual Meeting”). Presented below is information regarding the results of the matters voted upon at the Annual Meeting.

a.)            Results of Election of Certain Directors for terms ending in 2009:

	FOR	WITHHOLD
Gerard F. Griesser	12,470,108	532,766
Charles F. Kremp	12,431,143	571,731
Rosemary C. Loring	11,975,906	1,026,968
Emory S. Todd	12,469,863	533,011

b.)           Appointment of KPMG, LLP as the Company’s Independent Public Accounting Firm for fiscal year 2007:

FOR	12,585,166
AGAINST	29,871
ABSTAIN	387,837

Item 6.        Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certifications