Form 10-Q
period 2007-03-31
WILLOW FINANCIAL BANCORP, INC.
filed 2007-05-10
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

YES  ☐          NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Registrant had 17,419,223 shares of common stock issued and outstanding as of May 7, 2007.

WILLOW FINANCIAL BANCORP, INC.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Share Amounts)

	(Unaudited)
	March 31,	June 30,
	2007	2006
Assets
Cash in banks	$28,464	$32,930
Interest-earning deposits	35,774	4,289
Total cash and cash equivalents	64,238	37,219
Investment securities — trading	1,116	902
Investment securities available for sale (amortized cost of $169,373 and $203,221, respectively)	167,206	196,925
Investment securities held to maturity (fair value of $91,736 and $102,087, respectively)	93,107	105,561
Federal Home Loan Bank Stock	13,298	16,856
Loans held for sale	5,926	2,635
Loans receivable	1,042,200	1,081,789
Deferred fees and other discounts	(110)	(1,170)
Allowance for loan losses	(13,359)	(16,737)
Loans receivable, net	1,028,731	1,063,882
Accrued interest receivable	6,852	6,647
Property and equipment, net	11,152	10,064
Bank owned life insurance	11,814	11,483
Real estate owned	1,991	51
Core deposit intangible, net	11,315	12,975
Goodwill	98,595	94,072
Other assets	17,841	17,788
Total Assets	$1,533,182	$1,577,060

Liabilities and Stockholders’ Equity
Liabilities:
Interest-bearing deposits	$898,460	$855,526
Non-interest bearing deposits	161,643	162,864
Securities sold under agreements to repurchase	30,000	20,000
Advance payments by borrowers for taxes and insurance	3,208	4,776
Federal Home Loan Bank advances	195,073	282,717
Trust preferred securities	25,694	36,149
Accrued interest payable	1,480	2,205
Other liabilities	8,160	9,425
Total Liabilities	1,323,718	1,373,662

Stockholders’ Equity:
Common stock - $0.01 par value; 40,000,000 shares authorized; 17,417,278 and 16,584,870 shares issued at March 31, 2007 and June 30, 2006, respectively	174	166
Additional paid-in capital	180,563	178,886
Retained earnings — substantially restricted	62,851	60,404
Treasury stock (1,791,675 and 1,736,308 shares at March 31, 2007 and June 30, 2006, respectively, at cost)	(29,060)	(28,251)
Accumulated other comprehensive loss	(1,409)	(3,317)
Obligation of deferred compensation plan	1,241	1,258
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,759)	(3,287)
Recognition and Retention Plan Trust (RRP)	(2,137)	(2,461)
Total Stockholders’ Equity	209,464	203,398
Total Liabilities and Stockholders’ Equity	$1,533,182	$1,577,060

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts, Unaudited)

	Three months Ended March 31,
	2007	2006
INTEREST INCOME:
Loans	$17,290	$17,957
Mortgage-backed and investment securities	4,044	3,835
Total interest income	21,334	21,792
INTEREST EXPENSE:
Deposits	6,861	4,999
Securities sold under agreements to repurchase	269	—
Borrowings	2,874	3,587
Total interest expense	10,004	8,586
NET INTEREST INCOME	11,330	13,206
Provision for loan losses	—	—
Net interest income after provision for loan losses	11,330	13,206
NON-INTEREST INCOME:
Investment services income, net	946	705
Service charges and fees	1,380	1,126
Gain on the sale of:
Loans	192	77
Securities available for sale	100	19
Other	179	151
Total non-interest income	2,797	2,078
OPERATING EXPENSES:
Salaries and employee benefits	5,859	5,039
Occupancy and equipment	2,081	1,753
Data processing	358	304
Advertising	557	264
Deposit insurance premiums	30	33
Amortization of intangible assets	543	587
Professional fees	593	443
Other	1,087	1,080
Total operating expenses	11,108	9,503
Income before income taxes	3,019	5,781
Income tax expense	981	1,857
NET INCOME	$2,038	$3,924
EARNINGS PER SHARE
Basic	$0.13	$0.26
Diluted	$0.13	$0.26
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.12	$0.12
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,146,910	14,854,509
Diluted	15,353,248	15,204,826

(a) Earnings per share and weighted average shares outstanding have been adjusted to reflect the 5% stock dividend paid on February 23, 2007.

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts, Unaudited)

	Nine months Ended March 31,
	2007	2006
INTEREST INCOME:
Loans	$52,224	$47,201
Mortgage-backed and investment securities	12,560	11,768
Total interest income	64,784	58,969
INTEREST EXPENSE:
Deposits	20,052	13,041
Securities sold under agreements to repurchase	777	—
Borrowings	8,958	9,871
Total interest expense	29,787	22,912
NET INTEREST INCOME	34,997	36,057
Provision (recovery) for loan losses	(100)	720
Net interest income after provision for loan losses	35,097	35,337
NON-INTEREST INCOME:
Investment services income, net	2,552	1,735
Service charges and fees	4,134	3,254
Gain (loss) on the sale of:
Loans	439	331
Securities available for sale	213	(957)
Gain on termination of interest rate corridor	804	—
Other	546	404
Total non-interest income	8,688	4,767
OPERATING EXPENSES:
Salaries and employee benefits	17,440	15,009
Occupancy and equipment	5,969	4,034
Data processing	1,075	982
Advertising	1,524	775
Deposit insurance premiums	90	93
Amortization of intangible assets	1,660	1,352
Professional fees	1,675	1,606
Other	3,122	3,261
Total operating expenses	32,555	27,112
Income before income taxes	11,230	12,992
Income tax expense	3,540	4,265
NET INCOME	$7,690	$8,727
EARNINGS PER SHARE
Basic	$0.51	$0.64
Diluted	$0.50	$0.62
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.36	$0.36
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,089,953	13,610,544
Diluted	15,347,025	13,958,166

(a) Earnings per share and weighted average shares outstanding have been adjusted to reflect the 5% stock dividend paid on February 23, 2007.

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Dollars in Thousands, Unaudited)

	Three months Ended March 31,
	2007	2006
Net income	$2,038	$3,924

Other comprehensive income, net of tax:
Net unrealized holding gains (losses) on securities available for sale during the period	371	(1,341)
Reclassification adjustment for gains included in net income	(65)	(12)
Net unrealized gain on cash flow hedge	—	191
Comprehensive income	$2,344	$2,762

	Nine months Ended March 31,
	2007	2006
Net income	$7,690	$8,727

Other comprehensive income, net of tax:
Net unrealized holding gains (losses) on securities available for sale during the period	2,813	(2,704)
Gain on termination of interest rate corridor	(523)	—
Reclassification adjustment for (gains) losses included in net income	(139)	622
Net unrealized (loss) gain on cash flow hedge	(243)	344
Comprehensive income	$9,598	$6,989

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands, Unaudited)

	Nine months Ended March 31,
	2007	2006
Net income	$7,690	$8,727
Add (deduct) items not affecting cash flows from operating activities:
Depreciation	1,896	1,273
Amortization of premiums and accretion of discounts on investments, net	(568)	466
Amortization of intangible assets	1,660	1,352
Provision (recovery) for loan losses	(100)	720
Gain on sale of loans held for sale	(439)	(331)
(Gain) loss on sale of investment securities	(213)	957
Gain on sale of interest rate corridor	(804)	—
Origination of loans held for sale	(29,411)	(72,742)
Proceeds from the sale of loans held for sale	26,559	78,194
Increase in trading account securities	(214)	(803)
Amortization of deferred loan fees, discounts and premiums	(877)	(1,059)
(Increase) decrease in accrued interest receivable	(205)	800
Increase in value of bank owned life insurance	(331)	(265)
(Increase) decrease in other assets	(2,468)	12,729
Decrease in other liabilities	(1,265)	(4,307)
Stock based compensation	1,449	1,278
Excess tax benefits from stock-based compensation	(118)	(107)
Decrease in accrued interest payable	(725)	(600)
Net cash flows provided by operating activities	1,516	26,282
Cash flows from investment activities:
Capital expenditures	(3,249)	(3,077)
Proceeds from the sale of office buildings	717	11,139
Net decrease (increase) in loans	34,018	(41,603)
Proceeds from maturities, sales, payments and calls of investment securities held to maturity	12,460	54,452
Purchase of securities available for sale	(20,831)	(23,027)
Decrease in FHLB stock	3,558	8,893
Proceeds from sales and calls of securities available for sale	55,482	72,611
Proceeds from sale of other real estate owned	—	389
Net cash used for acquisition	(4,433)	(35,032)
Net cash flows provided by investment activities	77,722	44,745
Cash flows from financing activities:
Net increase (decrease) in deposits	41,978	(66,110)
Increase in securities sold under agreements to repurchase	10,000	6,039
Proceeds from FHLB advances	107,400	188,200
Repayments of FHLB advances	(195,044)	(208,238)
(Decrease) increase in advance payments by borrowers for taxes and insurance	(1,568)	589
Net proceeds from the issuance of trust preferred securities	—	25,000
Redemption of trust preferred securities	(10,000)	—
Cash dividends on common stock	(5,187)	(4,662)
Common stock repurchased	(809)	—
Stock options exercised	893	897
Excess tax benefits from stock-based compensation	118	107
Net cash flows used in financing activities	(52,219)	(58,178)
Net increase in cash and cash equivalents	27,019	12,849
Cash and cash equivalents:
Beginning of period	37,219	20,609
End of period	$64,238	$33,458
Supplemental disclosures:
Cash payments during the year for:
Taxes	$1,150	$1,628
Interest	$30,512	$23,512
Non-cash items:
Net unrealized gain on investment securities available for sale, net of tax	$2,675	$2,038
Net unrealized (loss) gain on cash flow hedge, net of tax	$(243)	$344

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

Effective February 28, 2006, the Bank completed the sale of all outstanding shares of capital stock of PCIS to Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer (“Uvest”) for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the parties entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for the Bank, and a Financial Services Agreement between PCIS and the Bank which provides that the Bank will be entitled to 92% of the revenue generated by the securities brokerage activities conducted at the PCIS office and will bear substantially all operational and overhead expenses. Since March 2007, PCIS has been doing business as “Willow Investment Services.”  Upon consummation of the sale of PCIS stock to Uvest, PCIS, doing business as Willow Investment Services, is no longer a subsidiary of the Company. However, under the provisions of FIN 46R (“Consolidation of Variable Interest Entities”), the results of Willow Investment Services continue to be consolidated in the Company’s financial statements. The affiliation agreement with Uvest has the primary effect of relieving Willow Investment Services of direct responsibility for securities clearing and certain back-office and oversight obligations.

In September 2000, Willow Grove Investment Corporation (“WGIC”), a Delaware corporation was formed as a wholly owned subsidiary of the Bank to conduct the investment activities of the Bank. In May 2003, Willow Grove Insurance Agency, LLC (the “Agency”), a Pennsylvania limited liability company was formed by the Bank to sell fixed rate annuity products on a retail basis for the Bank.

On March 30, 2007, the Company completed its acquisition of BeneServ, Inc. (“BeneServ”) for a purchase price of  up to $5.5 million. The purchase price includes a payment of $4.2 million at closing plus an additional amount up to $1.3 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds.  BeneServ is an insurance agency serving the corporate employee benefit market segment. BeneServ and the Company share a target market in small businesses located in Chester, Montgomery, Bucks, Delaware, and Philadelphia counties, Pennsylvania, thereby providing a number of cross selling opportunities for both companies.  The Company has recorded goodwill and other intangibles of $4.5 million on the statement of financial condition at March 31, 2007 as a result of this acquisition based on the preliminary purchase price allocation.

References to the Company include its business segment, PCIS, doing business as Willow Investment Services and wholly owned subsidiary, BeneServ, unless the context of the reference indicates otherwise.

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

The Company’s executive offices are located at 170 South Warner Road, Wayne, Pennsylvania, and its telephone number is (610) 995-1700.

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

3.                                      Acquisitions

The following table summarizes the pro forma operating results of Willow Financial Bancorp for the nine month period ended March 31, 2006 had the acquisition of Chester Valley occurred on July 1, 2005:

Willow Financial Bancorp

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

The Company has deemed the acquisition of BeneServ, Inc. to be immaterial to the consolidated financial statements.

4.                                      Recent Accounting Pronouncements

FASB Statement No, 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company is currently assessing the implications of this Statement on its financial statements.

FASB Statement No, 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and enhances disclosures about fair value measurements.  SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Company is currently assessing the implications of this Statement on its financial statements.

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements.  The SEC staff suggests that registrants electing not to restate prior periods should reflect the effects of applying the guidance in this interpretation in the annual financial statements covering the first fiscal year ending after November 15, 2006.  This interpretation will not have a material impact on the Company’s consolidated financial statements.

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

FASB Statement No, 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Under this new statement, an entity may re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis.  Subsequent changes in the fair value of the instrument would be recognized in earnings. This statement is effective for all financial instruments that the Company acquires or issues after July 1, 2007. We do not expect the adoption of this statement to have a material impact on the Company’s financial position or results of operations.

EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

The Emerging Issues Task Force reached a consensus that, for endorsement split-dollar life insurance arrangements, an employer should recognize the liability for future benefits based on the substantive agreement with the employee, since the postretirement benefit obligation is not effectively settled.  An entity is permitted to apply the consensus by retrospective application to all prior periods in accordance with FASB Statement No. 154, including its required disclosures.  The consensus is effective for fiscal years beginning after December 15, 2007, with early adoption permitted as of the beginning of an entity’s fiscal year.  The Bank has recorded a liability of $246 thousand within other liabilities on the consolidated statements of financial condition to account for the settlement of the future benefit obligation.

5.                                      Stock Compensation Plans

The Company periodically grants stock option and restricted stock awards to its employees which vest over five and three year periods, respectively. The following table presents compensation expense and the related tax impacts for option and restricted stock awards recognized in the consolidated statements of operations:

	Three months Ended March 31,
	2007	2006
Compensation expense	$246	$86
Tax benefit	(76)	(14)
Net income effect	$170	$72

	Nine months Ended March 31,
	2007	2006
Compensation expense	$754	$524
Tax benefit	(224)	(132)
Net income effect	$530	$392

6.                                      Earnings Per Share

Earnings per share, basic and diluted, were $0.13, $0.13, and $0.51, $0.50, respectively, for the three and nine months ended March 31, 2007, compared to $0.26, $0.26, and $0.64, $0.62, respectively, for the three and nine months ended March 31, 2006.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Three months Ended March 31,
	2007		2006
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$2,038	$2,038	$3,924	$3,924
Dividends on unvested common stock awards	(12)	(12)	(17)	(17)
Net income available to common stockholders	$2,026	$2,026	$3,907	$3,907

Weighted average shares outstanding	15,146,910	15,146,910	14,854,509	14,854,509
Effect of dilutive securities:
Common stock equivalents	—	206,338	—	350.317
Adjusted weighted average shares used in earnings per share computation	15,146,910	15,353,248	14,854,509	15,204,826

Earnings per share	$0.13	$0.13	$0.26	$0.26

Antidilutive options for the three months ended March 31, 2007 and 2006 total 54,673 shares and 7,000 shares, respectively.

	Nine months Ended March 31,
	2007		2006
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$7,690	$7,690	$8,727	$8,727
Dividends on unvested common stock awards	(44)	(44)	(61)	(61)
Net income available to common stockholders	$7,646	$7,646	$8,666	$8,666

Weighted average shares outstanding	15,090,108	15,090,108	13,610,544	13,610,544
Effect of dilutive securities:
Common stock equivalents	—	256,917	—	331,068
Adjusted weighted average shares used in earnings per share computation	15,090,108	15,347,025	13,610,544	13,941,612

Earnings per share	$0.51	$0.50	$0.64	$0.62

Antidilutive options for the nine months ended March 31, 2007 and 2006 total 19,076 shares and 9,500 shares, respectively.

7.                                      Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at March 31, 2007 and June 30, 2006 are as follows:

	March 31, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$16,846	$1	$(288)	$16,559
FHLMC	12,557	—	(341)	12,216
CMOs	63,704	—	(743)	62,961
Total held to maturity	$93,107	$1	$(1,372)	$91,736

Available for sale:
US government agency securities	$33,820	$9	$(198)	$33,631
Municipal bonds	8,193	75	(2)	8,266
Mortgage-backed securities:
FNMA	41,812	14	(844)	40,982
FHLMC	39,779	22	(810)	38,991
CMOs	14,998	—	(127)	14,871
GNMA	3,177	11	—	3,188
Corporate debt securities	16,126	43	(208)	15,961
Equity securities	11,468	140	(292)	11,316
Total available for sale	$169,373	$314	$(2,481)	$167,206
Total securities	$262,480	$315	$(3,853)	$258,942

	June 30, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$18,639	$—	$(779)	$17,860
FHLMC	14,567	—	(765)	13,802
CMOs	72,355	—	(1,930)	70,425
Total held to maturity	$105,561	$—	$(3,474)	$102,087

Available for sale:
US government agency securities	$35,473	$—	$(1,176)	$34,297
Municipal bonds	9,105	90	(68)	9,127
Mortgage-backed securities:
FNMA	52,181	13	(2,054)	50,140
FHLMC	47,153	6	(1,988)	45,171
GNMA	4,189	4	(35)	4,158
CMOs	29,059	—	(561)	28,498
Corporate debt securities	14,419	24	(235)	14,208
Equity securities	11,642	69	(385)	11,326
Total available for sale	$203,221	$206	$(6,502)	$196,925
Total securities	$308,782	$206	$(9,976)	$299,012

Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment.  Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the statement of operations. Management does not believe any of the above individual unrealized losses as of March 31, 2007 are other-than-temporary impairments as the declines in fair value are a direct result of movements in interest rates. Additionally, the Company has both the ability and intent to hold such securities until such time as the value recovers or the security matures.

As part of the acquisition of Chester Valley, the Company acquired three non-rated Pennsylvania Municipal Authority bonds that have been classified as substandard, which are included in investment securities available for sale at March 31, 2007. These securities were originally purchased at various times during the period from June 1998 through June 2000. The aggregate book value of the bonds was $3.7 million at March 31, 2007. Two of the three bonds with an aggregate book value of $3.2 million at March 31, 2007 are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options.

A third bond was issued by the Housing Authority of Chester County and had a book balance of $535 thousand at March 31, 2007, bears interest at rates between 5.60% and 6.00% and matures in June 2019. This bond involves low-income housing in Chester County, Pennsylvania under a program of the Office of Housing and Urban Development (“HUD”). HUD has provided additional funds to build additional houses, which would be sold to provide proceeds to redeem these bonds.

8.                                      Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated:

	As of March 31, 2007		As of June 30, 2006
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Real estate loans:
Single-family residential	$284,087	27.26%	$298,509	27.59%
Commercial real estate and multi-family residential	320,352	30.74	326,268	30.16
Construction	87,955	8.44	112,774	10.42
Home equity	268,173	25.73	259,119	23.96
Total real estate loans	960,567	92.17	996,670	92.13
Consumer loans	4,578	0.44	4,304	0.40
Commercial business loans	77,055	7.39	80,815	7.47
Total loans receivable	1,042,200	100.00%	1,081,789	100.00%

Allowance for loan losses	(13,359)		(16,737)
Deferred net loan origination fees and other discounts	(110)		(1,170)
Loans receivable, net	$1,028,731		$1,063,882

The following is a summary of the activity in the allowance for loan losses for the nine months ended March 31, 2007 and 2006:

(Dollars in thousands)	2007	2006
Balance at the beginning of period	$16,737	$6,113
Plus: Provisions (recoveries) for loan losses	(100)	720
Less charge-offs for:
Mortgage loans	(76)	(4)
Consumer loans	(190)	(26)
Commercial business loans	(3,185)	(38)
Total charge-offs	(3,451)	(68)
Plus: Recoveries	173	594
Allowance acquired in the Merger	—	6,937
Balance at the end of the period	$13,359	$14,296

9.                                      Deposits

Deposit balances consisted of the following at March 31, 2007 and June 30, 2006:

	As of March 31, 2007		As of June 30, 2006
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total

Savings accounts	$87,982	8.30%	$101,119	9.93%
Money market deposit accounts	378,583	35.71	338,451	33.23
Certificates less than $100,000	232,028	21.89	238,603	23.43
Certificates $100,000 and greater	85,181	8.04	63,024	6.19
Interest-bearing checking accounts	114,686	10.82	114,329	11.23
Non-interest bearing accounts	161,643	15.24	162,864	15.99
Total deposits	$1,060,103	100.00%	$1,018,390	100.00%

10.                               Trust Preferred Securities

Effective with the acquisition of Chester Valley, the Company assumed the liability for $10.5 million of Junior Subordinated Debentures to the Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owned all of the common equity as a result of the acquisition of Chester Valley. The Trust issued $10.0 million of Trust Preferred

Securities to investors, which were secured by the Junior Subordinated Debentures and the guarantee of the Company.  The Junior Subordinated Debentures were treated as debt of the Company but qualified as Tier I capital, subject to certain limitations under the risk-based capital guidelines of the OTS. The Trust Preferred Securities were redeemed by the Company on March 26, 2007 in accordance with the Trust Agreement.,

On March 31, 2006, the Company issued $25.8 million of Junior Subordinated Debentures to Willow Financial Statutory Trust I, a Connecticut Statutory Trust, in which the Company owns all of the common equity. The Trust then issued $25.0 million of Trust Preferred Securities, which pay interest quarterly at three-month Libor plus 1.31% to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but qualify as Tier I capital of the Bank to the extent of the amount of the proceeds which are invested in the Bank. The Trust Preferred Securities are callable by the Company on or after September 30, 2011. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2036.

11.                               Capital Stock

On July 25, 2006, the Company declared a cash dividend on its common stock of $0.12 per share, paid on August 25, 2006 to owners of record on August 11, 2006.A second cash dividend was declared by the Company’s Board of Directors on October 24, 2006 in the amount of $0.12 per share, paid on November 24, 2006 to shareholders of record on November 10, 2006.  A third cash dividend was declared by the Company’s Board of Directors on January 23, 2007 in the amount of $0.12 per share, paid on February 23, 2007 to shareholders of record on February 9, 2007. On April 24, 2007, the Company declared a cash dividend on its common stock of $0.115 per share, payable on May 25, 2007 to owners of record on May 11, 2007.

On January 23, 2007, the Company’s Board of Directors also authorized a 5% stock dividend which was paid on February 23, 2007 to shareholders of record after the close of business on February 9, 2007. In addition, on January 24, 2007, the Company announced a two-year stock buyback program for up to 5% of shares outstanding.

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

On May 12, 2003, the Company entered into a sales and servicing master agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”).  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605 thousand. The Company has sold $16.6 million in loans under this agreement and had a maximum credit risk exposure of $461 thousand at March 31, 2007. The fair value of these guarantees was determined to be $0 at March 31, 2007.

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

14.                               Segment Information

Under the definition of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related  Information”,  the Company has two operating segments at December 31, 2006; Willow Financial Bank and PCIS, doing business as Willow Investment Services (“WIS”). The Willow Financial Bank segment primarily provides loan and deposit services to commercial and retail customers through its network of 29 branch locations as of March 31, 2007. The WIS segment, which was acquired on August 31, 2005 in connection with the Merger, operates a full service investment advisory and securities brokerage firm.

Segment information for the three and nine months ended March 31, 2007 and 2006 is as follows:

	Three months ended March 31,
	2007			2006
	Bank	WIS	Total	Bank	WIS	Total
	(Dollars in thousands)
Interest income	$21,334	$—	$21,334	$21,791	$1	$21,792
Interest expense	10,004	—	10,004	8,586	—	8,586
Net interest income	11,330	—	11,330	13,205	1	13,206
Non-interest income	2,090	707	2,797	1,518	560	2,078
Depreciation expense	689	—	689	509	—	509
Income tax expense	901	80	981	1,824	33	1,857
Total net income(loss)	1,957	81	2,038	3,947	(23)	3,924
Total assets	1,532,941	241	1,533,182	1,603,147	506	1,603,653

	Nine months ended March 31,
	2007			2006
	Bank	WIS	Total	Bank	WIS	Total
	(Dollars in thousands)
Interest income	$64,784	$—	$64,784	$58,968	$1	$58,969
Interest expense	29,787	—	29,787	22,912	—	22,912
Net interest income	34,997	—	34,997	36,056	1	36,057
Non-interest income	6,806	1,882	8,688	3,321	1,446	4,767
Depreciation expense	1,896	—	1,896	1,273	—	1,273
Income tax expense	3,390	150	3,540	4,101	164	4,265
Total net income	7,379	311	7,690	8,531	196	8,727
Total assets	1,532,941	241	1,533,182	1,603,147	506	1,603,653

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

At March 31, 2007, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Tangible capital (to tangible assets)	$120,926	8.5%	$21,411	1.5%	$28,548	2.0%
Core capital (to adjusted tangible assets)	120,926	8.5%	57,095	4.0%	71,369	5.0%
Tier I capital (to risk-weighted assets)	120,926	12.8%	N/A	N/A	56,645	6.0%
Risk-based capital (to risk-weighted assets)	132,285	14.0%	75,527	8.0%	94,409	10.0%

As of June 30, 2006
Tangible capital (to tangible assets)	$114,061	7.8%	$22,028	1.5%	$29,370	2.0%
Core capital (to adjusted tangible assets)	114,061	7.8%	58,711	4.0%	73,426	5.0%
Tier I capital (to risk-weighted assets)	114,061	11.9%	N/A	N/A	57,165	6.0%
Risk-based capital (to risk-weighted assets)	125,569	13.2%	76,220	8.0%	95,274	10.0%

In its letter approving the merger of Willow Financial Bank and First Financial Bank (“Bank Merger”), the Office of Thrift Supervision (“OTS”), as one of the conditions for approval, indicated that, for the periods ending December 31, 2005, 2006, and 2007, Willow Financial Bank must have tier one core capital ratios at least equal to 6.50%, 6.75%, and 7.25%, respectively, and total risk-based capital equal to 11.97%, 12.02% and 12.40%, respectively. Willow Financial Bank must also submit to the Office of Thrift Supervision, quarterly status reports detailing its compliance with the conditions on regulatory capital outlined in its approval letter. The Office of Thrift Supervision’s conditions for approval of the Bank Merger also indicated that, for the periods ending December 31, 2005, 2006, and 2007, Willow Financial Bancorp must have consolidated tangible capital ratios at least equal to 5.14%, 5.59% and 6.12%, respectively. Both the Company and the Bank currently exceed all of these requirements.

16.                               Commitments and Contingencies

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

The Company’s business plan focuses on the following primary goals—changing operations to a full-service community bank and continued steady growth while maintaining a high level of asset quality. Until the acquisition of Chester Valley Bancorp Inc., the growth was accomplished through internal means. To the extent that additional acquisition opportunities present themselves and are deemed prudent by the Board of Directors and management, additional acquisitions of financial institutions will be considered to further enhance shareholder value. We also plan to add additional de novo Bank branch offices to expand our existing network.

Recent Accounting Pronouncements

FASB Statement No, 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company is currently assessing the implications of this Statement on its financial statements.

FASB Statement No, 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and enhances disclosures about fair value measurements.  SFAS 157 applies when other accounting pronouncement require fair value measurements; it does not require new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Company is currently assessing the implications of this Statement on its financial statements.

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

Results of Operations

General.   Net income for the three-month period ended March 31, 2007 was $2.0 million or $0.13 diluted earnings per share as compared to net income of $3.9 million or $0.26 diluted earnings per share for the comparable quarter in the prior year. For the nine-month period ended March 31, 2007, net income was $7.7  million or $0.50  diluted earnings per share as compared to $8.7 million or $0.62 diluted earnings per share for the comparable period in the prior year. The Company’s net interest margin on a tax-equivalent basis decreased 34 basis points to 3.41% for the three months ended March 31, 2007 from 3.75% for the three months ended March 31, 2006. The net interest margin on a tax-equivalent basis decreased 25 basis points to 3.41% for the nine months ended March 31, 2007 from 3.66% for the nine months ended March 31, 2006.

Net Interest Income.  Net interest income is determined primarily from the average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities) as well as the relative amounts of average interest-earning assets compared to interest-bearing liabilities. For the three months ended March 31, 2007 and 2006, our interest rate spread was 3.24% and 3.61%, respectively.  For the nine months ended March 31, 2007 and 2006, our interest rate spread was 3.25% and 3.51%, respectively. However, the Company’s net interest rate spread and net interest margin has remained relatively stable over the six months ending March 31, 2007.

Net interest income for the three-month periods ended March 31, 2007 and 2006 was $11.3 million and $13.2 million, respectively, a decrease of $1.9 million.  This decrease was due primarily to an increase of 56 basis points in the average costs of interest-bearing liabilities to 3.12% for the three-month period ended March 31, 2007 from 2.56% for the three-month period ended March 31, 2006.  Net interest income for the nine-month periods ended March 31, 2007 and 2006 was $35.0 million and $36.1 million, respectively, a decrease of $1.1 million. Net interest income decreased during this period primarily as a result of an increase in the average cost of interest-bearing liabilities to 3.01% for the nine-month period ended March 31, 2007 from 2.43% for the nine-month period ended March 31, 2006. This increase was partially offset by an increase of 32 basis points in the yield on interest-earning assets to 6.26% for the nine months ended March 31, 2007 as compared to 5.94% for the nine months ended March 31, 2006.

Due primarily to the acquisition of Chester Valley Bancorp effective on the close of business on August 31, 2005, average interest-earning assets increased $54.1 million, or 4.1%, for the nine-month period ended March 31, 2007 compared to the prior year comparable period.  Average interest-bearing liabilities for the nine-month period ended March 31, 2007 increased $61.8 million, or 4.9%, over the comparable prior year period.

The following tables present the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three and nine-month periods ended March 31, 2007 and 2006.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 35.0% effective rate has been used for the three and nine-month periods ended March 31, 2007 and 2006.  The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	Three months Ended March 31,
	2007			2006
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Single family residential	$291,444	$4,296	5,90%	$278,522	$4,366	6.27%
Construction and land	75,718	1,785	9.43	86,672	1,709	7.89
Commercial real estate	283,815	4,868	6.86	321,075	5,479	6.83
Commercial business	57,403	1,134	7.90	64,539	1,207	7.48
Small business	67,751	1,188	7.01	71,313	1,383	7.76
Consumer	269,949	4,151	6.15	259,641	3,902	6.01
Total loans	$1,046,080	$17,422	6.66%	$1,081,762	$18,046	6.67%
Securities and other investments	306,678	4,102	5.35%	341,597	3,899	4.57%
Total interest-earning assets	1,352,758	$21,524	6.36%	1,423,359	$21,945	6.17%
Non-interest earning assets	165,178			164,013
Total Assets	$1,517,936			$1,587,372

Liabilities and Stockholders’ Equity:
Demand deposits	$255,905	$81	0.13%	$278,705	$77	0.11%
Savings	87,710	80	0.37	109,178	99	0.37
Money Market deposits	347,743	3,215	3.75	253,393	1,848	2.96
Certificates	305,790	3,169	4.20	345,962	2,752	3.23
Customer repurchase deposits	26,698	316	4.80	23,026	223	3.93
Total deposits	$1,023,846	$6,861	2.72%	$1,010,264	$4,999	2.01%
FHLB borrowings	218,312	2,248	4.18	338,097	3,383	4.06
Repurchase agreements	21,333	269	5.11	—	—	—
Trust preferred securities	34,875	626	7.28	10,770	204	7.68
Total borrowings	274,520	3,143	4.64%	348,867	3,587	4.17%
Total interest-bearing liabilities	1,298,366	10,004	3.12%	1,359,131	8,586	2.56%
Non-interest-bearing liabilities	10,003			25,670
Stockholders’ equity	209,567			202,571
Total liabilities and stockholders’ equity	$1,517,936			$1,587,372
Net interest income/interest rate spread		$11,520	3.24%		$13,359	3.61%
Net interest-earning assets/net interest margin	$54,392		3.41%	$64,228		3.75%
Ratio of average interest-earning assets to interest-bearing liabilities			104%			105%

	Nine months Ended March 31,
	2007			2006
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Single family residential	$294,064	13,011	5.81%	268,591	12,330	6.03%
Construction and land	75,128	5,078	8.88	92,562	5,228	7.42
Commercial real estate	285,873	14,689	6.75	277,701	14,109	6.68
Commercial business	60,306	3,609	7.86	58,930	3,239	7.22
Small business	67,469	3,566	6.94	44,879	2,446	7.16
Consumer	268,805	12,649	6.18	223,972	10,021	5.88
Total loans	$1,051,645	52,602	6.57	966,635	47,373	6.44
Securities and other investments	320,730	12,764	5.23%	351,654	12,254	4.58%
Total interest-earning assets	1,372,375	$65,366	6.26%	1,318,289	$59,627	5.94%
Non-interest earning assets	163,165			137,714
Total Assets	$1,535,540			$1,456,003

Liabilities and Stockholders’ Equity:
Demand	$261,169	$218	0.11%	$312,856	$1,880	0.80%
Savings	92,193	257	0.37	103,303	319	0.41
Money Market	337,232	9,655	3.81	171,206	3,107	2.42
Certificates	301,777	8,769	3.87	323,859	7,208	2.96
Customer repurchase deposits	32,058	1,153	4.79	19,261	527	3.64
Total deposits	$1,024,429	$20,052	2.61%	$930,485	$13,041	1.87%
FHLB borrowings	236,690	7,019	3.95	315,741	9,414	3.97
Repurchase agreements	20,438	777	5.06	—	—	—
Trust preferred securities	35,743	1,939	7.23	9,318	457	6.53
Total Borrowings	292,871	9,735	4.43%	325,059	9,871	4.05%
Total interest-bearing liabilities	1,317,300	29,787	3.01%	1,255,544	22,912	2.43%
Non-interest-bearing liabilities	10,006			20,332
Stockholders’ equity	208,234			180,127
Total liabilities and stockholders’ equity	$1,535,540			$1,456,003
Net interest income/interest rate spread		$35,580	3.25%		$36,715	3.51%
Net interest-earning assets/net interest margin	$55,075		3.41%	$63,745		3.66%
Ratio of average interest-earning assets to interest-bearing liabilities			104%			105%

Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	Three months Ended March 31,
	2007			2006
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$17,290	$132	$17,422	$17,957	$89	$18,046
Investments	4,044	58	4,102	3,835	64	3,899
Total	$21,334	$190	$21,524	$21,792	$153	$21,945

The net interest margin on a GAAP basis was 3.35% and 3.71%, respectively, for the three months ended March 31, 2007 and 2006.

	Nine months Ended March 31,
	2007			2006
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$52,224	$378	$52,602	$47,201	$172	$47,373
Investments	12,560	204	12,764	11,768	486	12,254
Total	$64,784	$582	$65,366	$58,969	$658	$59,627

The net interest margin on a GAAP basis was 3.35% and 3.59%, respectively, for the nine months ended March 31, 2007 and 2006.

Interest Income.  Interest income on loans decreased $667 thousand, or 3.7%, for the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006. This decrease resulted primarily from a $35.7 million, or 3.3%, decline in average balance of loans for the three month period ended March 31, 2007 compared to the prior year period.  Interest income on loans increased $5.0 million, or 10.6%, for the nine-month period ended March 31, 2007 compared to the similar prior year period. This resulted primarily from an increase in average loan balances of $85.0 million, or 8.8% in the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. Additionally, the average yields earned on loans for the nine-month period ended March 31, 2007 increased 13 basis points to 6.57%.  The increase in the average yield of the loan portfolio was largely the result of a change in the mix of the loan portfolio reflecting the Company’s reduced reliance on long-term single-family residential mortgage loans and increase in home equity loans and lines of credit, along with the interest rate sensitive assets acquired from Chester Valley at a time in which the Federal Reserve was aggressively raising short-term interest rates.  Interest income on securities increased $209 thousand and $792 thousand, or 5.4% and 6.7%, respectively, for the three-month and nine-month periods ended March 31, 2007 compared to the three-month and nine-month periods ended March 31, 2006. Increases in the average tax-equivalent yields earned on securities were 78 basis points and 65 basis points for the three-month and nine-month periods ended March 31, 2007 as compared to the same periods ended March 31, 2006. The increased yields were partially offset by a decline in average balance of investment securities of $34.9 million and $30.9 million, or 10.2% and 8.8%, respectively, for the three-month and nine-month periods ended March 31, 2007 compared to the same periods ended on March 31, 2006.

Interest Expense.   Interest expense on deposit accounts increased $2.1 million and $7.5 million, or 43.7% and 60.2%, respectively, for the three-month and nine-month periods ended March 31, 2007 compared to the comparable prior year periods.  The increases resulted primarily from an increase in the average cost of deposits of 71 basis points and 74 basis points for the three-month and nine-month periods ended March 31, 2007, respectively, as compared to the similar prior year periods.  For the nine-month period ended March 31, 2007, the average balance of deposits increased by $93.9 million, or 10.1% compared to the same period ended March 31, 2006 due primarily to the acquisition of Chester Valley in August 2005. During the three-month and nine-month periods ended March 31, 2007, interest expense on borrowings decreased by $444 thousand and $136 thousand, respectively, over the comparable periods ended March 31, 2006 due principally to decreases in average borrowings partially offset by higher costs of borrowings. The Company redeemed $10.0 million of floating rate Trust Preferred Securities on March 26, 2007.

Provision for Loan Losses.   No provision for loan losses was made for the three months ended March 31, 2007 or March 31, 2006 as no provision was deemed necessary during those periods. For the nine months ended March 31, 2007 compared to the nine-month period ended March 31, 2006, the provision for loan losses decreased by $820 thousand as repayments experienced in the loan portfolio eliminated the need for additional provisions and management deemed a credit to the provision to be appropriate due to the decrease in non-performing loans for the nine-month period ended March 31, 2007. Management believes, to the best of its knowledge, that the allowance for loan losses was adequate at March 31, 2007 and represents at such date all known and inherent losses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

Non-Interest Income.  Non-interest income increased $719 thousand and $3.9 million, or 34.6% and 82.2%, respectively, for the three-month and nine-month periods ended March 31, 2007 as compared to the comparable periods ended March 31, 2006. The increase during the three-month period was due primarily to an increase of $254 thousand in service charges and fees, a $241 thousand increase in investment services income, and an increase of $115 thousand in gain on the sale of loans. The increase in service charges and fees during the three-month period was due to growth in the deposit base. The increase in investment services income was the result of growth in the trust operations and the sales of retail investment products through the branch network. The increase for the nine-month period was due primarily to an increase of $1.2 million in gain on the sale of securities available-for-sale, increased service charges and fees of $880 thousand and increased investment services income of $817 thousand, and a gain of $804 thousand recorded during the quarter ended December 31, 2006 on the unwinding of an interest rate corridor. The increase in service charges and fees and investment services income during the nine-month period are due primarily to the acquisition of Chester Valley Bancorp in addition to the reasons noted above.

Non-Interest Expense.   Non-interest expense increased $1.6 million and $5.4 million, or 16.9% and 20.1%, respectively, for the three-month and nine-month periods ended March 31, 2007 as compared to the comparable periods ended March 31, 2006. Compensation costs increased by $2.4 million partially as a result of the acquisition of Chester Valley as well as new hirings in the lending and wealth management areas during the nine-month period ended March 31, 2007 along with normal salary increases. In addition, $519 thousand of compensation costs were recorded during the nine months ended March 31, 2007 due to severance payments and costs associated with the retirement of three Board members. Occupancy costs increased by $1.9 million, partially as a result of the acquisition of Chester Valley and also due to additional rental costs incurred at the corporate headquarters building and rental expense associated with certain Bank buildings sold in a sale/leaseback transaction.  Advertising costs increased by $749 thousand as a result of the Bank’s re-branding efforts during the nine months ended March 31, 2007 associated with the change in the Bank’s name.  In addition, amortization of core deposit intangibles increased by $308 thousand for the nine-month period ended March 31, 2007 as compared to the same period ended March 31, 2006.

Income Tax Expense.  The provision for income taxes for the three-month and nine-month periods ended March 31, 2007 was $981 thousand and $3.5 million, respectively.  This compares to a provision of $1.9 million and $4.3 million for the similar prior year periods.   The effective tax rate for the nine-month period ended March 31, 2007 was 31.5% compared to 32.8% for the nine-month period ended March 31, 2006, a decrease of 1.3%. This decrease was due to an overall decline in income before income taxes as well as an increase in the balance of tax-exempt securities and related income.

Changes in Financial Condition

General.  Total assets of the Company decreased by $43.9 million, or 2.8%, from June 30, 2006 to March 31, 2007 due primarily to a combined $42.2 million decrease in securities available for sale and held to maturity. Additionally, there was a $35.2 million reduction in the net loan portfolio. Cash and cash equivalents increased by approximately $27.0 million. Total liabilities amounted to $1.3 billion at March 31, 2007, a decrease of $49.9 million, or 3.6% from June 30, 2006. FHLB advances decreased $87.6 million, or 31.0%, from June 30, 2006. Total deposits increased $41.7 million, or 4.1%, to $1.1 billion. Total stockholders’ equity increased $6.1 million to $209.5 million at March 31, 2007.

Cash and Cash Equivalents. Cash and cash equivalents amounted to $64.2 million and $37.2 million at March 31, 2007 and June 30, 2006, respectively.  Cash and cash equivalents increased during the period due primarily to growth in interest-bearing deposits,  repayment of loan balances and sales and repayments of investment securities.

Assets Available or Held for Sale. Securities classified as available for sale decreased $29.7 million, or 15.1%, from $196.9 million at June 30, 2006 to $167.2 million at March 31, 2007 due to the sales and repayments experienced in the Company’s investment portfolio. Loans classified as held for sale increased  by $3.3 million to $5.9 million at March 31, 2007 from  $2.6 million at June 30, 2006 due to an increase in sales volume during the nine-month period.

Investment Securities Held to Maturity. At March 31, 2007, securities classified as held to maturity totaled $93.1 million as compared to $105.6 million at June 30, 2006. The approximate $12.4 million decline was primarily the result of principal repayments within the portfolio.

Loans.  The net loan portfolio of the Company decreased $35.2 million, or 3.3%, to $1.0 billion at March 31, 2007.  The decrease was primarily the result of the Company experiencing repayments within the construction and commercial real estate loan portfolios, which decreased $24.8 million and $5.9 million, respectively, at March 31, 2007 compared to June 30, 2006.  In addition, single family residential loans decreased $14.4 million at March 31, 2007 compared to June 30, 2006 as a part of management’s strategy to reduce reliance on long-term single family residential mortgage loans.  At March 31, 2007, home equity loans and lines of credit increased $9.1 million compared to June 30, 2006.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	March 31, 2007	June 30, 2006
Non-accrual loans:
Mortgage loans:
Single-family residential	$637	$1,059
Commercial real estate and multi-family residential	4,797	7,753
Home Equity	585	479
Consumer loans	160	154
Commercial business loans	907	6,036
Total	7,086	15,481

Performing troubled debt restructurings	2	256
Total non-performing loans	7,088	15,737
Other real estate owned, net	1,991	51
Total non-performing assets	$9,079	$15,788
Non-performing loans to total loans	0.69%	1.45%
Non-performing assets to total assets	0.59%	1.00%

Total non-performing assets decreased $6.7 million, or 42.5%, to $9.1 million at March 31, 2007 compared to $15.8 million at June 30, 2006. Non-performing loans to total loans and non-performing loans to total assets were 0.69% and 0.46%, respectively, at March 31, 2007 as compared to 1.45% and 1.00%, respectively at June 30, 2006. This decrease was due primarily to a charge-off during the nine-months ended March 31, 2007 of $3.4 million for one loan relationship which was categorized as non-accrual at June 30, 2006 and payments of $1.9 million during the nine-month period ended March 31, 2007 on loans in non-accrual status at June 30, 2006.  Also, a $670 thousand loan was upgraded from non-accrual to accrual status.  Additionally, a loan balance of approximately $2.0 million was transferred from non-accrual to other real estate owned during the nine-month period. The allowance for loan losses to gross loans decreased to 1.28% at March 31, 2007 from 1.55% at June 30, 2006.

Intangible Assets. The amount of our intangible assets totaled $109.9 million at March 31, 2007 compared to $107.0 million at June 30, 2006.  The increase resulted primarily from the BeneServ acquisition which was partially offset by amortization recorded on the core deposit intangibles resulting from the acquisition of Chester Valley.

Deposits.  The Company’s total deposits increased by $41.7 million, or 4.1%, to $1.1 billion at March 31, 2007 from June 30, 2006.  The increase resulted primarily from an increase in money market demand deposit accounts as the Company has been successful in migrating money market balances from its business segment, Willow Investment Services as well as an increase in certificates of deposit resulting from customer preference for higher rate deposit accounts.

Borrowings. Advances from the FHLB of Pittsburgh are an additional source of funds used to supplement the funding of loan demand as well as for liquidity and other asset/liability management purposes. At March 31, 2007, the total amount of these borrowings outstanding was $195.1 million, which is a $87.6 million, or a 31.0%, decrease from the $282.7 million outstanding at June 30, 2006.  This decrease was the direct result of repayments as the excess cash generated from the deposit growth, investment security sales and repayments, and loan repayments was utilized to repay certain FHLB advances.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $209.5 million at March 31, 2007 compared to $203.4 million at June 30, 2006, an increase of $6.1 million.  This increase was primarily the result of net income of $7.7 million for the nine-month period. In addition, accumulated other comprehensive income increased by $1.9 million during the nine-months ended March 31, 2007 as a result of $2.7 million in investment security gains offset by the $523 thousand decrease in the value of an interest rate corridor during the same period prior to its termination. Cash dividends paid for the nine-months ended March 31, 2007 were $5.2 million.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  Certificates of deposit scheduled to mature in one year or less at March 31, 2007 totaled $235.1 million.  Based on historical experience, management believes, over the longer term, that a significant portion of maturing certificates of deposit will remain with the Company.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $678.9 million as of March 31, 2007, based on qualifying collateral, of which $451.6 million was available to draw upon at March 31, 2007.   The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

At March 31, 2007 and June 30, 2006, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision.  For additional information and the Bank’s specific levels of regulatory capital at March 31, 2007 and June 30, 2006, see note 15 of the Notes to the Unaudited Consolidated Financial Statements.

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

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

Irvine Construction Co. v. Sklaroff, et al.,(Court of Common Pleas of Montgomery County, Pennsylvania). The Bank has settled and received releases for the claims against it by Irvine Construction Co. Thus, the Bank is no longer a defendant in the matter.

There have been no other material developments in any of the legal proceedings previously reported in Item 3 of the Company’s Form 10-K for the year ended June 30, 2006.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a. Not applicable

b. Not applicable.

c. Purchases of Equity Securities

The following table represents the repurchasing activity of the share repurchase program during the third quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2007 – January 31, 2007	—	$ n/a		873,263
Month #2 February 1, 2007 – February 28, 2007	10,000	12.93	10,000	863,263
Month #3 March 1, 2007 – March 31, 2007	54,900	12.33	54,900	808,363
Total	64,900	$12.47	64,900	808,363

Notes to this table:

(a)  On January 24, 2007, the Company issued a press release announcing that the Board of Directors authorized a share repurchase program (the “Program”).

(b)  The Company was authorized to repurchase 5% or 873,263 shares of the outstanding shares.

(c)  The Program has an expiration date of January 23, 2009.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

a. Not applicable

b. Not applicable

Item 6.    Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Willow Financial Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of Willow Financial Bancorp, Inc. (through August 31, 2005)(2)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc. (3)
4.1	Indenture, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as trustee (4)
4.2

Amended and Restated Declaration of Trust of Willow Grove Statutory Trust I, dated as March 31, 2006, among Willow Grove Bancorp, Inc., as sponsor, U.S. Bank National Association, as institutional trustee, and the administrators named therein (4)

4.3	Guarantee Agreement, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as guarantee trustee (4)
10.1	Employment Agreement, dated July 15, 2005, by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Donna M. Coughey (2)
10.2	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr. (5)
10.3	Employment Agreement, dated July 15, 2005, by among Willow Grove Bancorp, Inc., Willow Grove Bank and Joseph T. Crowley (2)
10.4	Employment Agreement, dated November 25, 2002, between First Financial Bank and Michael J. Sexton (6)
10.5	Form of Employment Agreement entered into between Willow Grove Bank and Ammon J. Baus (7)
10.6	Form of Employment Agreement entered into between Willow Grove Bank and each of G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (8)
10.7	Form of Change in Control Severance Agreement between Willow Grove Bank and William Byrne (8)
10.8	Supplemental Executive Retirement Agreement (9)
10.9	Non-Employee Directors’ Retirement Plan and amendment thereto(10)
10.10	1999 Stock Option Plan (11)
10.11	1999 Recognition and Retention Plan and Trust Agreement (11)
10.12	2002 Stock Option Plan (12)
10.13	2002 Recognition and Retention Plan and Trust Agreement (12)
10.14	Deferred Compensation Plan (13)
10.15	Chester Valley Bancorp Inc. 1993 Stock Option Plan, as amended (14)
10.16	Chester Valley Bancorp Inc. 1997 Stock Option Plan, as amended (15)
10.17	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (8)
10.18	First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto (16)
10.19	First Financial Bank 2005 Executive Deferred Compensation Plan, and amendments thereto (16)
10.20	First Financial Bank Board of Directors Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto (16)
10.21	First Financial Bank 2005 Board of Directors Deferred Compensation Plan, and amendments thereto (16)
10.22	Change in Control Severance Agreement Between Willow Grove Bank and Allen L. Wagner (17).

10.23	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Neil Kalani (18)
10.24	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Patrick Killeen (18)
10.25	Willow Grove Bancorp, Inc. 2006 Supplemental Executive Retirement Plan(19)
10.26	2005 Recognition and Retention Plan and Trust Agreement(20)
10.27	Agreement between the Company, the Bank and Thomas J. Sukay, dated December 8, 2006
10.28	Memorandum Agreement between the Company, the Bank and William M. Wright, dated December 27, 2006
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certifications

(1)	Incorporated by reference from the Company’s Form 8-K, dated September 21, 2006 and filed with the SEC on September 22, 2006 (SEC File No. 000-49706)

(2)	Incorporated by reference from the Company’s Form 8-K, dated August 31, 2005 and filed with the SEC on September 1, 2005 (SEC File No. 000-49706)

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106)

(4)	Exhibit not included pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company will provide a copy of such exhibit to the SEC upon request.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, dated as of January 20, 2005 and filed with the SEC on January 26, 2005 (SEC File No. 0-49706).

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

WILLOW FINANCIAL BANCORP, INC.

Date: May 10, 2007	By:	/s/ DONNA M. COUGHEY
Donna M. Coughey
President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ JOSEPH T. CROWLEY
Joseph T. Crowley
Chief Financial Officer