Form 10-K
period 2007-06-30
WILLOW FINANCIAL BANCORP, INC.
filed 2007-10-01
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒                               Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended JUNE 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $14.92 on December 31, 2006, the last business day of the Registrant’s second quarter was $185,242,587 (16,640,575 shares outstanding less 4,224,852 shares held by affiliates at $14.92 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on September 24, 2007 there were 17,487,770 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.                  Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

Willow Financial Bancorp, Inc.
FORM 10-K
For the Fiscal Year Ended June 30, 2007
INDEX

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

PART I

Item 1.                        Business

General.   Effective on September 21, 2006, Willow Grove Bancorp, Inc. and Willow Grove Bank changed their names to Willow Financial Bancorp, Inc. and Willow Financial Bank, respectively. As contained herein, references to the Company include both Willow Financial Bancorp, Inc. and Willow Grove Bancorp, Inc. and references to the Bank include both Willow Financial Bank and Willow Grove Bank. Coincident with the name change, the Company’s trading symbol on the NASDAQ Global Select Market was changed from “WGBC” to “WFBC”.

Willow Financial Bancorp, Inc. (the “Company”), is a Pennsylvania corporation and parent holding company for Willow Financial Bank (the “Bank”). The Company operates out of its Corporate Headquarters and operations center currently located in Wayne, Pennsylvania. The Bank, which was originally organized in 1909, is a Federally chartered savings bank and wholly owned subsidiary of the Company. The Bank’s business consists primarily of making commercial business and consumer loans as well as real estate loans, both commercial and residential, funded primarily by retail and business deposits along with borrowings obtained from the Federal Home Loan Bank (“FHLB”) of Pittsburgh, or borrowings obtained from third parties through repurchase agreements. The Bank operates a branch banking network consisting of 29 full-service offices which are located in neighboring Chester County, Montgomery County and Bucks County, Pennsylvania, as well as Philadelphia.

After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. (“Chester Valley”), a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $636 million in assets. Chester Valley had two wholly owned subsidiaries, First Financial Bank, a Pennsylvania chartered commercial bank (“FFB”) with 13 full-service banking offices, and Philadelphia Corporation for Investment Services, a registered investment advisor and broker dealer (“PCIS”). Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and FFB was merged with and into the Bank with Willow Financial Bank as the surviving bank (the “Bank Merger”). PCIS, doing business as Willow Investment Services (“WIS”) since March 2007, now operates as a business segment of the Company. As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the “Chester Valley Common Stock”), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of Company common stock, par value $0.01 per share (the “Company Common Stock”), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Company Common Stock and $51.0 million in cash, resulting in a total merger consideration paid for Chester Valley Common Stock of $145.3 million. This included capitalized acquisition costs and the value of Chester Valley vested stock options which were converted to options of the Company. The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

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

Effective February 28, 2006, the Company completed the sale of all outstanding shares of capital stock of WIS, formerly PCIS, to Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer (“Uvest”) for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of WIS, the Bank and Uvest entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest provides securities clearing and certain supervisory and compliance services for WIS, and a Financial Services Agreement between WIS and the Bank which provides that the Bank will be entitled to 90% of the revenue generated by the securities brokerage and investment advisory activities conducted at WIS and will bear substantially all operational and overhead expenses. Upon consummation of the sale of WIS stock to Uvest, WIS is no longer a subsidiary of the Company. However, under the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the results of WIS continue to be consolidated in the Company’s financial statements. The affiliation agreement with Uvest has the primary effect of relieving WIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

On March 30, 2007, the Company completed its acquisition of BeneServ, Inc. (“BeneServ”) for a purchase price of up to $5.5 million in cash. The purchase price includes a payment of $4.2 million at closing plus an additional amount up to $1.3 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds. BeneServ is an insurance agency serving the corporate employee benefit market segment. BeneServ and the Company share a target market in small businesses located in Chester, Montgomery, Bucks, and Philadelphia counties, Pennsylvania, thereby providing a number of cross selling opportunities for both companies. As of June 30, 2007, based on the preliminary purchase price allocation, the Company recorded goodwill and other intangibles of $4.5 million on the statement of financial condition as a result of this acquisition.

References to Company include its consolidated entities, Willow Financial Bank, the Bank’s subsidiaries, and WIS, which is a separate business segment, unless the context of the reference indicates otherwise.

In recent years, the Company’s business plan has focused on the following primary goals—changing operations to a full-service community bank and continued steady growth while maintaining a high level of asset quality. Until the acquisition of Chester Valley, the growth was accomplished through internal means. To the extent that additional acquisition opportunities present themselves and are deemed prudent by the Company’s Board of Directors and management, additional acquisitions of financial institutions will be considered to further enhance shareholder value. The Company also will consider adding additional de novo Bank branch offices to enhance its presence in its existing geographic network.

The Bank’s customer deposits are insured to the maximum extent provided by law, by the Federal Deposit Insurance Corporation (“FDIC”) through the Deposit Insurance Fund (“DIF”). The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (“OTS”) and is also regulated by the FDIC. The Bank is also subject to reserve requirements established by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”), and is a member of the FHLB of Pittsburgh, one of the regional banks comprising the Federal Home Loan Bank System.

The Company’s executive offices are located at 170 South Warner Road, Wayne, Pennsylvania, and its telephone number is (610) 995-1700.

Available Information

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s web site at http: //www.sec.gov. Members of the public may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. In addition, our stock is listed for trading on the Nasdaq Global Select Market and trades under the symbol “WFBC”. You may find additional information regarding Willow Financial Bancorp, Inc. at www.nasdaq.com. In addition to the foregoing, we maintain a web site at www.wfbonline.com. We make available on our Internet web site copies of Willow Financial Bancorp’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after the Company files such material with, or furnish such documents to, the SEC.

Market Area and Competition

The Bank’s primary market area includes Bucks, Montgomery, Chester and Philadelphia Counties in Pennsylvania. To a lesser extent, the Bank provides services to areas of Delaware, Berks and Lancaster Counties, Pennsylvania as well as central and southern New Jersey and the state of Delaware.

The Bank’s direct competition for attracting deposits and originating loans has historically come from savings associations, other savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds, and other non-financial institutions such as securities brokerage firms and insurance companies. The Bank competes for loans and deposits through competitive interest rates, maturities and fees as well as providing quality service to its customers.

Employees

The Company had 374 full-time employees and 44 part-time employees at June 30, 2007. None of these employees are covered by a collective bargaining agreement and the Company believes it enjoys good relations with its personnel.

Lending Activities

Loan Portfolio Composition.   The following table sets forth the composition of the loan portfolio as of the dates indicated. This data does not include single family loans classified as held for sale which amounted to $8.1 million, $2.6 million, $1.8 million, $1.1 million, and $5.3 million at June 30, 2007, 2006, 2005, 2004, and 2003, respectively.

	June 30, 2007		June 30, 2006		June 30, 2005		June 30, 2004		June 30, 2003
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	total	Amount	total	Amount	total	Amount	total
(Dollars in thousands)
Mortgage loans:

Single-family	$273,247	26.08%	$298,509	27.59%	$202,942	34.34%	$181,049	34.15%	$131,821	31.40%
Commercial real estate and multi-family	316,681	30.23	326,268	30.16	174,920	29.60	180,881	34.12	155,892	37.14
Construction	93,180	8.89	112,774	10.42	86,658	14.66	57,014	10.75	36,191	8.62
Home equity	272,295	26.00	259,119	23.96	100,805	17.06	91,848	17.32	72,990	17.39
Total mortgage loans	955,403	91.20	996,670	92.13	565,325	95.66	510,792	96.34	396,894	94.55
Consumer loans	3,917	0.37	4,304	0.40	2,106	0.36	1,678	0.32	2,324	0.55
Commercial business loans	88,274	8.43	80,815	7.47	23,492	3.98	17,686	3.34	20,549	4.90
Total loans receivable	1,047,594	100.00%	1,081,789	100.00%	590,923	100.00%	530,156	100.00%	419,767	100.00%
Allowance for loan losses	(12,210)		(16,737)		(6,113)		(5,220)		(5,312)
Deferred loan cost(fees)	714		(1,170)		(623)		(747)		(656)
Loans receivable, net	1,036,098		$1,063,882		$584,187		$524,189		$413,799

Contractual Principal Repayments and Interest Rates.   The following table sets forth scheduled contractual amortization of the loan portfolio at June 30, 2007. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	At June 30, 2007, the amount due within
	1 year or less	more than 1 year to 3 years	more than 3 years to 5 years	more than 5 years to 10 years	more than 10 years to 20 years	more than 20 years	Total
	(Dollars in thousands)
Mortgage loans:
Single-family and home equity	$1,142	$11,239	$20,820	$73,926	$234,193	$204,222	$545,542
Commercial real estate and multi-family	5,069	33,675	27,125	174,312	72,238	4,262	316,681
Construction	51,535	32,025	9,620	—	—	—	93,180
Total mortgage loans	57,746	76,939	57,565	248,238	306,431	208,484	955,403
Consumer	96	1,138	884	1,435	154	210	3,917
Commercial business	14,556	18,729	12,750	24,323	2,886	15,030	88,274
Total	$72,398	$96,806	$71,199	$273,996	$309,471	$223,724	$1,047,594

Of the $975.2 million of loan principal repayments due after June 30, 2008, $451.2 million have fixed rates of interest and $524.0 million have adjustable rates of interest.

Lending Activity and Products.   The Bank’s lending activities are subject to underwriting standards and origination procedures, which have been approved by its Board of Directors.

Single-Family Residential First Mortgage Loans.   We process, underwrite and originate single-family residential mortgage loans on both a retail and wholesale basis. We have developed an extensive network of active residential mortgage brokers and mortgage bankers to support our wholesale production system. These correspondents identify, process and close loans on our behalf based upon rates and terms that we provide to them on a regular basis which correlate to our assessment of our demand for various types of loans. The correspondents forward completed loan applications that are underwritten and approved by Bank personnel in accordance with standards previously approved by the Board of Directors. Depending upon the various programs we have with the correspondents, loans will be classified as either purchased, where the correspondent provides the funds for the loan closing or as originated, where the Bank provides the funds for the closing of the loan. In either scenario, the loan could be held in portfolio or sold (on either a servicing released or retained basis) in the secondary market. Retail residential lending activities are supplemented by loan originations through the Bank’s internal loan officers, whereby loan applications are obtained through our branch network and referrals from local builders, real estate brokers and financial consultants. In order to facilitate sale in the secondary market, single-family residential mortgage loans generally are underwritten in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines. The Bank also originates loans that do not conform to the underwriting standards of FHLMC and FNMA that are held in the portfolio. In general, these loans do not conform to their underwriting standards due to the size of the loan. Upon completion of the Merger with Chester Valley, the Company’s strategy has changed in that loan portfolio growth is concentrated in commercial business, construction, commercial real estate and multi-family and consumer lending products. To a lesser extent, the Company originates single-family residential loans for its portfolio, primarily with adjustable interest rates. The Company does not originate sub-prime mortgage loans.

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

Subsequent to the Merger, the Bank’s processing, underwriting and origination of single-family residential mortgage loans was streamlined through the implementation of an in-house origination and processing staff. During the year ended June 30, 2007, the Company sold an aggregate of $51.9 million in single-family residential mortgage loans into the secondary market. Most of the Company’s newly originated single-family residential mortgage loans, together with servicing rights, are now originated for re-sale in the secondary market.

At June 30, 2007, single-family residential mortgage loans aggregated $273.2 million as compared to $298.5 million at June 30, 2006. The $25.3 million or 8.5% decrease resulted largely from portfolio repayments while most new loans were sold in the secondary market during the year.

Home Equity Loans.   In recent years, the Bank has increased its emphasis on the origination of home equity loans and lines of credit, due to their shorter maturities and generally higher interest rates. The maximum term of the Bank’s home equity loans is 20 years with the exception of purchase money second mortgage loans whose maximum term may be up to 30 years. A home equity loan is a fixed-rate loan where the borrower receives the total loan amount at a closing and makes monthly payments to repay the loan within a specific time period. Home equity lines of credit are revolving lines of credit with a variable rate and a maximum term of 15 years. The borrower may draw on this account up to the maximum credit amount and repay the line at any time. At June 30, 2007, home equity loans and lines of credit aggregated $272.3 million or 26.0% of the total loan portfolio. Of this amount, $164.8 million were lines of credit.

Home equity loans and lines of credit are secured by the borrower’s residence, on which the Bank generally obtains a second lien position on the underlying real estate. The Bank’s home equity programs provide financing in amounts up to 95% of the value of the property securing the loan, when combined with the first mortgage. In addition to originating home equity loans through our branch offices, the Bank relies considerably on purchased loans from its network of correspondents.

Other Consumer Lending Activities.   The Bank offers various types of other consumer loans through its branch network primarily consisting of loans secured by automobiles, to a much lesser extent deposit account loans, and unsecured personal loans. The Bank facilitates the funding of student loans in conjunction with American Education Services (“AES/PHEAA”). At June 30, 2007, $3.9 million, or 0.4% of our total loan portfolio consisted of these types of loans. This compares to $4.3 million of other consumer loans, or 0.4% of the total loan portfolio, at June 30, 2006.

Commercial Business Loans.   At June 30, 2007, commercial business loans aggregated $88.3 million, or 8.4% of total loans, compared to $80.8 million at June 30, 2006, or 7.5% of total loans. The $7.5 million or 9.2% increase resulted primarily from the continued focus to increase this segment of the loan portfolio. These loans are generally originated to small and medium sized businesses in our market area. These types of loans assist in the Bank’s asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return that compensate for the additional credit risk associated with these loans.

Generally, the Bank provides these loans on a secured basis and they are collateralized by accounts receivable, inventory, equipment, or other general corporate assets of the borrower. Additionally, the principals of the borrower guarantee most commercial business loans. In general, interest rates are adjustable, indexed to a published rate of interest or fixed.

Generally, commercial business loans have higher risks associated with them than single-family mortgage loans due to the borrowers’ business operations being more susceptible to local and national economic conditions as well as collateral being less tangible than real estate. These risks are mitigated by the Bank employing individuals experienced in this type of lending and by generally requiring the personal guarantees of the business’s principals. Additionally, in some instances, personal assets of the principals are obtained as additional security for these loans.

Commercial Real Estate and Multi-Family Residential Real Estate Loans.   At June 30, 2007, commercial real estate and multi-family residential loans amounted to $316.7 million or 30.2% of the total loan portfolio. This compares to $326.3 million or 30.2% at June 30, 2006. Included in commercial real estate loans are approximately $107.7 million of loans to businesses secured by real estate owned by the business.

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

Commercial real estate and multi-family real estate lending generally involves increased risks as compared to single-family residential lending including, but not limited to, larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. The Bank attempts to mitigate these risks by limiting loans to proven businesses, properties with historical operating performance sufficient to service the debt, utilizing conservative debt coverage ratios in the underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property. Additionally, independent appraisal reports are obtained on each loan to substantiate the property’s market value, and are reviewed by qualified Bank personnel or, if required by the Bank’s policies, qualified third party consultants, prior to the closing of the loan.

In addition to originating loans, the Bank periodically purchases participation interests in larger balance loans, typically multi-family and commercial real estate mortgage loans and construction loans, from other financial institutions in our market area. We may purchase these loans to supplement our own originations or sell participations to manage borrower concentration risks. All purchased participations comply with the Bank’s approved underwriting standards. During fiscal 2007, the Company purchased an aggregate of $40.5 million in participation interests.

Construction and Land Acquisition Loans.   Construction loans for residential and commercial projects, which generally are secured by properties in southeastern Pennsylvania, southern New Jersey and northern Delaware are originated within our market area. The Bank generally limits construction loans to builders and developers with whom the Bank has an established relationship, or who are otherwise known to officers of the Bank. Additionally, the Bank may acquire participation interests in certain construction loans originated by other local financial institutions that have similar underwriting standards as the Bank. These participation loans undergo a full underwriting in accordance with the Bank’s established policy. Construction loans outstanding at June 30, 2007 were $93.2 million, or 8.9% of total loans, compared to $112.8 million or 10.4% of total loans at June 30, 2006. The $19.6 million or 17.4% decrease is due primarily to the diminishing demand for new construction financing, resulting from a slowdown in the housing market.

Construction loans generally have variable rates of interest, which is a strong tool in managing the interest rate risk exposure of the Bank. Generally, they have a maximum term to maturity of three years and loan to value ratios of 80% or less. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation, prior experience and financial position of the builder, the location of the property, and prior sales in the development and the surrounding area.

Independent appraisals are obtained for all construction loans and are reviewed and analyzed by qualified employees of the Bank or, in some instances, qualified third party consultants. Property inspections are done at inception as well as prior to advancing additional proceeds committed under the loan documents. Monthly payment of interest is required on all construction loans.

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

Construction and land loans generally carry a higher degree of risk than single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.

In order to mitigate some of the risks inherent to construction lending, inspections are done both prior to origination and throughout construction prior to advancing funds, limiting the advancement of funds for speculative homes, limiting originations to builders who have established relationships or significant experience, as well as obtaining personal guarantees from the principals.

The following table shows the activity in our loan portfolio during the periods indicated:

	Year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Loans held at the beginning of the period	$1,081,789	$590,923	$530,156
Originated and purchased for portfolio(1)(2):
Mortgage loans:
Single-family	30,049	142,305	52,933
Commercial real estate and multi-family	37,039	20,927	39,879
Construction	76,017	73,573	70,558
Home equity	95,845	96,995	54,782
Consumer loans	1,218	1,088	267
Commercial business loans	67,187	24,578	11,153
Total originations and purchases for portfolio	307,355	359,466	229,572
Loans acquired from the Merger	—	467,700	—
Amortization and curtailments	(336,370)	(336,782)	(168,466)
Net (charge-offs) recoveries	(5,180)	482	(339)
Net (decrease) increase in loans	(34,195)	490,866	60,767
Total loans held at the end of the period	$1,047,594	$1,081,789	$590,923

(1)          Excludes loans classified as held for sale at the time of origination.

(2)          Includes $22.8 million, and $21.7 million in purchased single-family mortgage loans in fiscal 2006 and 2005, respectively.

Loans to One Borrower.   Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and pursuant to regulations for Federal Savings Banks, the aggregate loans that the Bank can make to any one borrower is equal to 15% of the Bank’s unimpaired capital and surplus. For the Bank, this amount would be approximately $20.1 million at June 30, 2007. There are provisions that would allow us to lend an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. At June 30, 2007, our three largest credit relationships with an individual borrower and related entities amounted to $16.1 million, $16.0 million and $16.0 million; each of which are in conformity with the current loans to one borrower regulations described above.

Asset Quality

General.   As a part of the efforts to maintain asset quality, the Bank has developed and implemented an asset classification system in conjunction with federal regulations. All of our assets are subject to this classification system. Loans are periodically reviewed and the classifications reviewed at least quarterly by the Loan Committee of the Board of Directors.

When a borrower fails to make a scheduled payment, the Bank attempts to cure the delinquency by making personal contact with the borrower. Initial contacts are generally made 16 days after the date the payment is due. In most cases, delinquencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. The Bank generally works with borrowers to resolve such problems; however, when the account becomes 90 days delinquent, the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

On loans for which the Bank considers the collection of principal or interest payments doubtful, the Bank ceases the accrual of interest income. On loans more than 90 days past due, as to principal and interest payments, it is the Bank’s policy to discontinue accruing additional interest and reverse any interest currently accrued unless it is determined that the loan principal and interest are fully secured and in the process of collection. On occasion, a loan may be placed on non-accrual earlier if the financial condition of the borrower raises significant concern with regard to the borrower’s ability to service the debt in accordance with the terms of the loan. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

	At June 30, 2007		At June 30, 2006
	30 to 59 days	60 to 89 days	30 to 59 days	60 to 89 days
	(Dollars in thousands)
Mortgage loans:
Single-family	$1,400	$147	$1,204	$71
Commercial real estate and multi-family	427	268	519	5,466
Construction	317	406	239	264
Home equity	541	349	587	152
Consumer loans	—	6	—	1
Commercial business loans	72	5	51	689
Total delinquent loans receivable	$2,757	$1,181	$2,600	$6,643

Loans delinquent 30 to 89 days amounted to $3.9 million at June 30, 2007 compared to $9.2 million at June 30, 2006. Management regularly monitors all delinquent loan activity. Management believes that these loans are adequately collateralized or the allowance is adequate to cover any potential collateral shortfall.

Non-Performing Assets.   The following table sets forth information with respect to non-performing assets the Bank has identified, including non-accrual loans and other real estate owned. Total non-performing assets amounted to $3.9 million, or 0.25% of total assets, at June 30, 2007 compared to $15.8 million, or 1.00% of total assets, at June 30, 2006. The $11.9 million decrease in the Company’s non-performing assets during fiscal 2007 was due primarily to the following factors: (1) net charge-offs during the year of $4.8 million relating to two commercial business loan relationships categorized as non-accrual at June 30, 2006; (2) the sale of an approximate $3.5 million commercial real estate loan which was classified as non-accrual at June 30, 2006; (3) the sale of commercial real estate which was foreclosed upon during the year and had secured a $2.0 million commercial real estate loan categorized as non-accrual at June 30, 2006; and (4) payments of $2.1 million during the year on loans in non-accrual status at June 30, 2006. These decreases were partially offset by a commercial business loan relationship and a construction loan relationship of $780 thousand and $463 thousand, respectively, which were transferred to non-accrual status during fiscal 2007.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Accruing loans 90 or more days past due
Mortgage loans	$—	$—	$109	$—	$367
Commercial business loans	—	—	—	—	147
Other	—	—	—	3	—
Total accruing loans 90 or more days past due	—	—	109	3	514
Non-accrual loans
Mortgage loans:
Single-family	845	1,059	146	568	1,064
Construction	463	—	—	—	—
Commercial real estate and multi-family	697	7,753	315	48	48
Home equity	601	479	99	39	236
Consumer	56	154	—	16	7
Commercial business	1,188	6,036	106	698	360
Total non-accrual loans	3,850	15,481	666	1,369	1,715
Performing troubled debt restructurings	1	256	1,912	1,404	1,463
Total non-performing loans	3,851	15,737	2,687	2,776	3,692
Other real estate owned, net	—	51	439	403	391
Total non-performing assets	$3,851	$15,788	$3,126	$3,179	$4,083
Non-performing loans to total loans	0.37%	1.45%	0.46%	0.52%	0.88%
Non-performing assets to total assets	0.25%	1.00%	0.33%	0.34%	0.48%

Classified and Criticized Assets.   Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, based upon their judgment, classify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions and values, questionable, and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Federal regulations also require another unclassified category designated “special mention” to be established and maintained for assets that do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful, or loss. At June 30, 2007, the Company had $8.2 million of assets classified as substandard, consisting of $6.2 million of commercial real estate and business loans, $1.3 million of single-family mortgage loans, and $660 thousand of consumer loans, and $1.4 million classified as doubtful, consisting of commercial real estate and business loans. This compares to $6.6 million of assets classified as substandard, consisting of $5.1 million of commercial real estate and business loans, $974 thousand of single-family mortgage loans, $525 thousand of consumer loans, and $12.4 million classified as doubtful, consisting of $12.3 million of commercial real estate and business loans and $86 thousand of single-family mortgage loans at June 30, 2006. There were no loans classified as loss at June 30, 2007 or 2006.

Allowance for Loan Losses.   The allowance for loan losses is maintained at a level management believes is adequate to cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Our determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. The Bank uses historical loss factors for each loan type and for loans considered to have a higher degree of risk. Additional components that may be used include, but are not limited to delinquency trends, asset classification trends and current economic conditions. Management then assesses these conditions and establishes the allowance for loan loss based upon the facts known at that time. The methodology does not imply that any portion of the allowance for loan loss is restricted, as the allowance for loan losses applies to the entire loan portfolio.

The allowance is increased by a provision for loan losses, which is charged against income. As shown in the table below, at June 30, 2007, our allowance for loan losses amounted to $12.2 million or 317.1% and 1.16% of our non-performing loans and total loans receivable less deferred fees, respectively.

	Year ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance—beginning of period	$16,737	$6,113	$5,220	$5,312	$4,626
Plus: provisions for loan losses	653	3,205	1,232	426	1,034
Less: charge-offs for
Mortgage loans	(76)	(24)	(7)	(58)	(284)
Consumer loans	(277)	(62)	(22)	(11)	(4)
Commercial real estate loans	(1,848)	—	—	—	—
Commercial business loans	(3,185)	(47)	(316)	(658)	(103)
Total charge-offs	(5,386)	(133)	(345)	(727)	(391)
Plus: recoveries for
Mortgage loans	1	36	6	74	—
Consumer loans	45	44	—	1	—
Commercial business loans	160	535	—	134	43
Total recoveries	206	615	6	209	43
Allowance acquired from the Merger	—	6,937	—	—	—
Balance—end of period	$12,210	$16,737	$6,113	$5,220	$5,312
Allowance for loan loss to total end of period non-performing loans	317.06%	106.35%	227.50%	188.04%	143.88%
Charge-offs to average loans	0.51%	0.01%	0.06%	0.16%	0.08%
Allowance for loan loss to end of period total loans less deferred fees	1.16%	1.55%	1.05%	1.27%	1.27%

The provision for loan losses for the year ended June 30, 2007 was $653 thousand, a decrease of $2.6 million from $3.2 million in the prior year. Net charge-offs in fiscal 2007 were $5.2 million as compared to net recoveries of $482 thousand in fiscal year 2006. The increase is due primarily to the charge-off of two loan relationships which were categorized as non-accrual at June 30, 2006. The decrease in the provision for loan losses in fiscal 2007 compared to fiscal 2006 was due primarily to the decrease in non-performing assets. The increase in the provision for loan losses in fiscal 2006 compared to fiscal 2005 was due primarily to a corresponding increase in non-performing loans and classified loans. Management assesses the allowance for loan losses at least quarterly, and makes any necessary provision for losses needed to maintain the its allowance for losses at a level deemed adequate. Management believes that the allowance for loan losses was adequate at June 30, 2007 to cover losses that are both probable and reasonably estimable based upon the facts and circumstances known to us at that date.

Effective December 21, 1993, the OTS in conjunction with the Comptroller of the Currency, the FDIC and the Federal Reserve Board issued a Policy Statement regarding a financial institution’s allowance for loan and lease losses. The Policy Statement, which reflects the position of the regulatory agencies and does not necessarily constitute generally accepted accounting principles, includes guidance (i) on our responsibilities for the assessment and establishment of an adequate allowance; and (ii) for the agencies’ examiners to use in evaluating the adequacy of such allowance and the policies used to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of the institution’s portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 30% to 50% of the portfolio that is classified doubtful; (ii) 10% to 20% of the portfolio classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming twelve months based on facts and circumstances available as of the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a “floor” or “ceiling”. Our policy for establishing loan losses is consistent with the Policy Statement. In July 2001, the SEC issued Staff Accounting Bulletin (“SAB”) No. 102, “Selected Loan Loss Allowance Methodology And Documentation Issues”. The guidance in the SAB was effective immediately and focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan losses. Concurrent with the SEC’s issuance of SAB No. 102, the federal banking agencies, represented by the FFIEC issued an interagency policy statement entitled “Allowance For Loan and Lease Loss Methodologies And Documentation For Banks and Savings Institutions” (“FFIEC Policy Statement”). The SAB and FFIEC Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan loss methodologies and supporting documentation. Management believes that the Bank’s documentation relating to the allowance for loan loss is consistent with this guidance.

The allocation of the allowance for loan losses is shown in the table below. It is broken down by loan type at June 30, 2007. Through such allocations, the Bank does not intend to imply that actual future charge-offs will necessarily follow the same pattern or that any portion of the allowance is restricted.

	June 30, 2007		June 30, 2006		June 30, 2005
	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans
	(Dollars in thousands)
Mortgage loans:
Single-family	$438	26.08%	$473	27.59%	$155	34.34%
Commercial real estate and multi-family	6,121	30.25	7,412	30.16	2,280	29.60
Construction	1,768	8.89	1,979	10.42	2,169	14.66
Home equity	1,435	25.99	1,351	23.96	537	17.06
Total mortgage loans	9,762	91.21	11,215	92.13	5,141	95.66
Consumer loans	776	0.37	663	0.40	71	0.36
Commercial business loans	1,672	8.42	4,859	7.47	901	3.98
Total	$12,210	100.00%	$16,737	100.00%	$6,113	100.00%

Securities Activities

General.   The Bank’s investment policy is designed, among other things, to provide management with an additional tool in implementing its asset/liability strategies. It emphasizes principal preservation, favorable returns, maintaining liquidity and flexibility, and minimizing credit risk. The policy permits investments in US government and agency securities, investment grade corporate bonds and commercial paper, municipal bonds, various types of mortgage-backed securities and collateralized mortgage obligations, certificates of deposit and federal funds sold to financial institutions approved by our Board of Directors, and certain equity investments and mutual funds.

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

Statement of Financial Accounting Standards (“SFAS”) No. 115 requires the Company to classify a security as available for sale (“AFS”), held-to-maturity (“HTM”), or trading, at the time of acquisition. Securities classified as HTM must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under certain rare circumstances. HTM securities are accounted for based upon the historical cost of the security. AFS securities can be sold at any time based upon our needs or judgment as to market changes. AFS securities are accounted for at fair value with unrealized gains and losses on these securities, net of income tax effects, reflected in the stockholders’ equity section of our Statement of Financial Condition.

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

Management does not believe any individual unrealized loss on its securities as of June 30, 2007 represents an other-than-temporary impairment. The temporary impairment is directly related to changes in market interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. The severity of the impairment as a percent of the total investment position is nominal and the duration of the impairment to date is short. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality. Additionally, the Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

At June 30, 2007, investment securities amounted to $277.9 million, or 17.9% of total assets. This includes a $3.2 million unrealized loss, net of income tax, on those investment securities classified as AFS. The portfolio consists of US government and agency securities, many with callable features and agency and non-agency mortgage-backed pass-through securities, collateralized mortgage obligations, municipal bonds, equity investments primarily in mutual funds.

The following table sets forth information on the carrying value and the amortized cost of our securities classified as held to maturity and available for sale at the dates indicated.

	At June 30,
	2007		2006		2005
	Amortized Cost	Fair value	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Held to maturity:
Municipal bonds	$—	$—	$—	$—	$19,801	$20,230
US Gov’t agency securities	—	—	—	—	15,000	14,818
CMOs	60,271	59,261	72,355	70,425	90,449	90,856
Mortgage-backed securities	28,092	27,227	33,206	31,662	39,201	39,005
Total held to maturity	88,363	86,488	105,561	102,087	164,451	164,909

	Amortized Cost	Carrying value	Amortized Cost	Carrying value	Amortized Cost	Carrying value
Available for sale:
Corporate debt securities	19,978	19,426	14,419	14,208	—	—
Municipal bonds	30,585	30,005	9,105	9,127	—	—
Equity securities(1)	11,464	11,162	11,642	11,326	9,733	9,502
US Gov’t agency securities	35,285	34,208	35,473	34,297	45,484	44,867
CMOs	22,080	21,769	29,059	28,498	3,786	3,795
Mortgage-backed securities	73,840	71,769	103,523	99,469	91,565	90,255
Total available for sale	193,232	188,339	203,221	196,925	150,568	148,419
Total securities	$281,595	$274,827	$308,782	$299,012	$315,019	$313,328

(1)          Includes mutual funds with a fair value of approximately $10.1 million at June 30, 2007.

Prior to the effective date of the Merger, the Bank undertook a strategy to de-leverage a portion of its balance sheet by, among other things, selling certain of its AFS securities. This effort resulted in the Company selling an aggregate of approximately $95.9 million in securities which resulted in an aggregate net loss of approximately $912 thousand, which was recognized in fiscal 2006. Prior to the effective date of the Merger, both Willow Financial Bank and First Financial Bank had taken advantage of market conditions in selling certain securities which did not result in an aggregate loss to either Company, or in the case of First Financial Bank, would potentially reduce a negative mark to market in purchase accounting. The net proceeds received from this strategy were utilized to repay higher costing FHLB borrowings.

In addition to HTM and AFS securities , at June 30, 2007 and 2006 the company had $1.2 million and $902 thousand, respectively, of trading account securities consisting of mutual funds related to the Company’s deferred compensation plan for certain executive level employees. There is a corresponding liability in other liabilities on the consolidated statements of financial condition at June 30, 2007 and 2006.

Mortgage-Backed Securities (“MBS”) and Collateralized Mortgage Obligations (“CMOs”).   At June 30, 2007, the investment securities portfolio contained MBSs with a carrying value of $28.1 million and $71.8 million in HTM and AFS, respectively, and CMOs of $60.3 million and $21.8 million in HTM and AFS, respectively. This compared to $33.2 million and $99.5 million in HTM and AFS MBSs, respectively, and $72.4 million and $28.5 million in HTM and AFS CMOs, respectively, at June 30, 2006. The decline during the year resulted from principal repayments being utilized to repay higher costing borrowings. MBSs represent a participation interest in a pool of single-family or multi-family mortgages. Mortgages are sold by various originators to intermediaries (generally agencies of the US Government and government sponsored enterprises) that pool and repackage the mortgages and sell participation interests in the pools to investors. The servicer of the mortgage loan collects the principal and interest payments and passes those payments through to the intermediary who then remits the payment to the investor. The US Government agencies and government sponsored enterprises, primarily the Government National Mortgage Association (“GNMA”), FNMA and FHLMC, guarantee the timely payment of principal and interest on these securities. MBSs that are pooled by US Government or government sponsored enterprises are known as agency mortgage-backed securities. Other private servicers may pool mortgages into similar pass-through securities and are known as non-agency MBSs. These non-agency MBSs do not have the guaranteed timely payment of principal and interest that an agency MBS has, and may also include loans that may not qualify to be included in an agency MBS, for reasons such as, but not limited to, the size of the loan. At June 30, 2007, the Company’s mortgage-backed securities portfolio does not include any securities backed by sub-prime mortgage loans.

MBSs are issued in stated principal amounts and are backed by mortgage loans within a specific interest rate range, but may have varying maturity dates. The underlying pool of mortgages may be comprised of either fixed-rate or adjustable-rate mortgage loans. Each MBS pool will also differ based upon the actual level of prepayment experienced by the underlying mortgage loans.

At June 30, 2007, the weighted average life of our fixed-rate and adjustable-rate mortgage-backed securities was approximately 3.2 years and 3.0 years, respectively, based upon management’s assumptions related to the future prepayments of the underlying mortgages. Prepayments that are greater than those projected will shorten the remaining term of the security, while a decrease in the amount of prepayments will lengthen the amount of time until the security matures. Prepayments depend on many factors, including the type of mortgage, the coupon rate, the remaining period until the loan matures or the rate is scheduled to reset, the geographic region, and the general level of market interest rates. During periods of rising interest rates, if the coupon rates of the underlying mortgages are less than prevailing market rates offered on mortgages, refinancing will decrease and prepayments of the mortgages underlying the security will decline. Conversely, when market interest rates are falling, and the coupon rate on the underlying mortgage exceeds the prevailing market interest rate for mortgages offered, refinancings tend to increase which will increase the amount of prepayments of the underlying mortgages.

CMOs are securities that are structured from a pool of MBSs or whole loans. The structuring results in sectors known as tranches. Each tranche within a CMO will have different cash flow requirements and interest rates. Although still subject to prepayments, this structuring into tranches provides a more predictable cash flow to the bondholder.

US Government and Government Agency Securities and Municipal Bonds.   At June 30, 2007, the carrying value of US government and US government agency securities within the investment securities portfolio was $34.2 million, which includes approximately $1.1 million in unrealized losses, compared to $34.3 million, which included approximately $1.2 million in unrealized losses, at June 30, 2006. This portfolio is comprised primarily of securities issued by the FHLB. Many of these securities have call features that allow the issuer to redeem these securities at par value prior to their stated maturity. Generally, if the prevailing market interest rate on new issue callable agency securities with similar maturities exceeds the coupon rate of the security with the call feature, the call will not be exercised. Conversely, if the prevailing market interest rate for new issue agency callable securities with similar maturities is below the coupon rate of the security with the call feature, the call will be exercised and the bond will be redeemed. When calls are exercised and bonds redeemed prior to their maturity, the Bank faces the risk of re-investing those proceeds into other investments with lower yields or longer terms.

Municipal bonds classified as held to maturity at June 30, 2005, were sold in fiscal 2006 as part of the Company’s de-leveraging strategy referenced above in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Municipal bonds classified as AFS at June 30, 2007 are comprised primarily of bonds issued by local school districts as well as three non-rated Pennsylvania Municipal Authority bonds that are classified as substandard. At June 30, 2007, the aggregate book value of these bonds was $3.2 million. Two of the three bonds, with an aggregate book value of $3.6 million at June 30, 2007, are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options. A third bond was issued by the Housing Authority of Chester County and has a book balance of $294 thousand at June 30, 2007, and bears interest at rates between 5.60% and 6.00% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development (“HUD”). HUD has provided additional funds to build additional houses, which have been donated to this bond issue. The construction of the homes has been completed and the proceeds from the sale of the homes have been utilized to liquidate the bond issue. During fiscal 2007, principal repayments were received on the bond issue. The Bank’s remaining par value is $505 thousand.

Other Investments.   Other than MBSs, US government and government agency securities and municipal bonds, the Company has investments in various equity securities and mutual funds. At June 30, 2007, $1.1 million was invested in equity securities and $10.1 million was invested in mutual funds. The equity securities include stock of several publicly traded companies, primarily local financial institutions. The mutual fund investment of $10.1 million is backed primarily by investments in adjustable-rate mortgage-backed securities and other investments authorized by our investment policy.

Sources of Funds

General.   Deposits are the primary source of funds for the Bank’s lending and investment activities. In addition to deposits, funds are provided from the amortization and prepayments within the loan and mortgage-backed securities portfolios, maturities of investments, and borrowings. Scheduled loan amortization is a relatively stable source of funds. However, competition, the general level of interest rates and market conditions significantly influences deposit inflows and outflows. Borrowings may be used on a short-term basis to compensate for reductions in other funding sources. On a longer-term basis, borrowings may be used for general business purposes.

Deposits.   As shown in the table below, the Bank’s core deposit accounts at June 30, 2007 (which the Bank consider to be all deposits other than certificate accounts) represent 69.4% of total deposits as compared to 70.4% at June 30, 2006.

	At June 30,
	2007		2006
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Savings accounts (passbooks, statements and clubs)	$87,565	8.0%	$101,119	9.9%
Money market accounts	403,487	36.9%	338,451	33.2%
Certificates of deposit	334,672	30.7%	301,627	29.7%
Checking accounts:
Interest-bearing	116,171	10.6%	114,329	11.2%
Non-interest-bearing	151,160	13.8%	162,864	16.0%
Total	$1,093,055	100.0%	$1,018,390	100.0%

During the year ended June 30, 2007, total deposits increased by $74.7 million, or 7.3% compared to the year ended June 30, 2006. The increase occurred primarily from an increase in money market demand deposit accounts as the Company has been successful in migrating money market balances from customers of its business segment, WIS, as well as an increase in certificates of deposit resulting from customer preference for higher rate deposit accounts. Core deposits, as previously defined, increased by $41.6 million.

	Year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Beginning balance	$1,018,390	$602,678	$603,115
Net increase (decrease) in deposits	47,945	(34,442)	(9,569)
Deposits assumed in acquisition	—	437,065	—
Interest credited	26,720	13,089	9,132
Ending balance	$1,093,055	$1,018,390	$602,678

The following table sets forth by various interest rate ranges, the amount of our certificates of deposit at the dates indicated.

	At June 30,
	2007	2006
	(Dollars in thousands)
Interest rates:
from 0.00% to 2.99%	$18,547	$76,344
from 3.00% to 3.99%	16,796	115,702
from 4.00% to 4.99%	196,705	96,206
from 5.00% to 5.99%	101,799	11,211
6.00% and over	825	2,164
Total	$334,672	$301,627

Shown below are the amount and remaining term to maturity for certificates of deposit as of June 30, 2007.

	Amounts maturing in
	Six months or less	Over six months through one year	Over one year through two years	Over two years through three years	Over three years
Interest rates:	(Dollars in thousands)
0.00% to 2.99%	$10,405	$3,920	$2,592	$567	$1,063
3.00% to 3.99%	8,711	3,805	2,020	1,275	985
4.00% to 4.99%	97,353	55,253	23,587	16,026	4,486
5.00% to 5.99%	51,140	41,575	4,976	2,932	1,176
6.00% and over	204	15	41	303	262
Total	$167,813	$104,568	$33,216	$21,103	$7,972

At June 30, 2007 the total amount of outstanding certificates of deposit in amounts greater than or equal to $100 thousand was $94.7 million. The following table provides information regarding the maturity of these certificates of deposit.

Amounts maturing in
Three months or less	Over three months through six months	Over six months through one year	Over one year	Total
(Dollars in thousands)
$36,257	$11,405	$19,159	$27,884	$94,705

Borrowings.   The Bank utilizes borrowings to supplement its funding needs and in the past, under certain instances, as revenue enhancement programs to take advantage of arbitrage opportunities when investment returns exceeded the cost of borrowings. At June 30, 2007, the Company had $235.7 million in outstanding borrowings, which were comprised of $190.1 million of FHLB borrowings, $25.5 million of trust preferred securities, and $20.0 million of repurchase agreements. The investment in FHLB stock, as well as a portion of our residential mortgage loan portfolio and investment securities portfolio, secure advances from the FHLB. The FHLB of Pittsburgh provides an array of borrowing programs which include: fixed or variable rate programs; various fixed terms ranging from overnight to 20 years; and other programs that have callable or putable features attached to them. The Bank intends to continue to utilize borrowings in the future as an alternative source of funds. The repurchase agreements are secured by various securities within the Company’s investment securities portfolio. During the current fiscal year, approximately $103.2 million of these borrowings were paid down with proceeds from repayments within the investment and loan portfolios as well as the funds generated from the growth in the Company’s deposits.

The following table sets forth certain information regarding our borrowings for the periods indicated.

	At or for the year ended
	June 30, 2007	June 30, 2006
	(Dollars in thousands)
FHLB advances:
Average balance outstanding for the period	$225,722	$312,709
Maximum outstanding at any month end	258,035	364,572
Balance outstanding at end of the period	190,063	282,717
Average interest rate for the period	4.05%	4.02%
Interest rate at the end of the period	4.19%	4.24%
Repurchase agreements:
Average balance outstanding for the period	$22,767	$4,959
Maximum outstanding at any month end	30,000	20,000
Balance outstanding at end of the period	20,000	20,000
Average interest rate for the period	4.99%	4.61
Interest rate at the end of the period	4.52%	4.56

At June 30, 2007 the maturity dates of our FHLB advances ranged from July 2, 2007 to October 1, 2018. Certain advances also require monthly payments of principal. At June 30, 2007, $152.5 million of FHLB advances were callable at the option of the FHLB within certain parameters, of which $107.5 million could be called within one year. Of the FHLB advances that are callable at the discretion of the FHLB, $47.5 million of such advances could be called only if an index exceeded a specific pre-determined rate.

Trust Preferred Securities.   Effective with the acquisition of Chester Valley, the Company assumed the liability for $10.5 million of Junior Subordinated Debentures to the Chester Valley Statutory Trust, a

Pennsylvania Business Trust, in which the Company owns all of the common equity as a result of the acquisition of Chester Valley. The Trust issued $10.0 million of Trust Preferred Securities to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. These These Trust Preferred Securities were redeemed by the Company on March 26, 2007 in accordance with the Trust Agreement.

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

Accounting for Derivative Instruments and Hedging

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. In accordance with SFAS No. 133, “Accounting for Derivative Instruments,” the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge. The Company also assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in the statement of operations within interest income or interest expense. For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the statement of operations as the hedged item. In addition, the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the statement of operations.

As part of the Merger, the Company assumed the responsibility for a $20 million notional interest rate swap whereby the Company paid a variable rate and received a fixed rate. The interest rate swap had been used to hedge certain Federal Home Loan Bank borrowings of the former Chester Valley. On the date of the Merger, the interest rate swap and the hedged borrowings were marked to fair value in purchase accounting. In September 2005, the hedged borrowings were repaid and $10 million notional amount of the interest rate swap was unwound with the counter-party. After performing the appropriate documentation of the derivative instrument, the Company designated the remaining $10 million notional amount interest rate swap as a fair value hedge of certain existing borrowings of Willow Financial Bank. The swap had the effect of converting a fixed rate borrowing to an adjustable rate borrowing. During the quarter ended December 31, 2005, the derivative instrument ceased to be a highly effective hedge; therefore, the Company discontinued hedge accounting resulting in a pre-tax charge to the statement of operations of $47 thousand. The interest rate swap was unwound in February 2006 without resulting in any additional impact to the statement of operations. The basis adjustment that was previously recorded on the hedged borrowing that is recorded in the statement of financial condition is amortized as an increase in interest expense over the remaining life of the borrowing using the interest method.

Additionally, in August 2003, Chester Valley purchased a $30.0 million notional amount 3.50% six month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00%

six-month LIBOR interest rate cap (“Interest Rate Corridor”) which expires in August 2008. Chester Valley paid a net premium, which entitled it to receive the difference between six-month LIBOR from 3.50% up to 6.00% applied to the $30.0 million notional amount. Upon consummation of the Merger, the Company assumed the Interest Rate Corridor and designated it to hedge certain borrowings of Willow Financial Bank, which were variable in nature and indexed to six-month LIBOR. The Interest Rate Corridor was being used to hedge the cash flows of this borrowing. Prior to October 23, 2006, the Interest Rate Corridor reduced the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor had two components: the intrinsic value and the time value of the option. The Interest Rate Corridor was marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income, and the change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined.

On October 23, 2006, the Company unwound the Interest Rate Corridor and recognized a gain of $804 thousand in the statement of operations upon repayment of the $30 million FHLB advance.

At June 30, 2007, the Company had five interest rate swap arrangements used to hedge specific loans originated by the Bank for which the transactions were economically beneficial to the Bank in passing along the interest rate risk to the borrower. The swaps effectively convert the rates from a floating rate based on LIBOR to a fixed rate throughout the life of the underlying loans. At June 30, 2007, the total outstanding notional amount on these swaps was $9.3 million. The weighted average floating and fixed rates on these transactions were 4.6% and 5.3%, respectively at June 30, 2007. The Company lacked sufficient documentation for these transactions to receive hedge accounting treatment. As such, the Bank has recorded a net receivable of $196 thousand in other assets on the statements of financial condition at June 30, 2007. The change in the fair value of the interest rate swaps is included as a component of other income on the consolidated statements of income.

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

General

Willow Financial Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Willow Financial Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures the deposits of Willow Financial Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Federal laws and regulations determine the investment and lending authority of savings institutions, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

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

Willow Financial Bancorp, Inc.

Willow Financial Bancorp is a registered savings and loan holding company under Section 10 of the Home Owners’ Loan Act, as amended and subject to Office of Thrift Supervision examination and supervision as well as certain reporting requirements. In addition, Willow Financial Bank is subject to certain restrictions in dealing with Willow Financial Bancorp and with other persons affiliated with the Bank.

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

Under current Federal Deposit Insurance Corporation regulations, insured institutions are assigned to one of three capital groups which are based solely on the level of an institution’s capital—“well capitalized,” “adequately capitalized,” and “undercapitalized”—which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. Effective January 1, 2007, the previous nine risk classifications have been consolidated into four risk categories, which reflect varying levels of supervisory concern, from those, which are considered to be healthy to those, which are considered to be of substantial supervisory concern. The risk categories were created with rates during the last six months of fiscal 2007 ranging from five basis points for well capitalized, healthy institutions, such as Willow Financial Bank, to 43 basis points for undercapitalized institutions with substantial supervisory concerns.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the third calendar quarter of 2007 was ..00139% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019. The Federal Deposit Insurance Corporation approved a one-time assessment credit to banks and savings associations in existence on December 31, 1996. The credit is applied on a quarterly basis up to the amount of the respective quarter’s assessment. The remaining balance of the Company’s credit is $607 thousand at June 30, 2007. The Company anticipates the assessment credit for the three months ended September 30, 2007 to be approximately $145,000. It is anticipated that the assessment credit will be fully utilized by December 31, 2008.

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

In its letter approving the merger of Willow Financial Bank and Chester Valley, the Office of Thrift Supervision, as one of its conditions for approval, indicated that, for the periods ending December 31, 2005, 2006 and 2007, Willow Financial Bank must have tier one core capital ratios at least equal to 6.50%, 6.75%, and 7.25%, respectively, and total risk-based capital ratios at least equal to 11.97%, 12.02% and 12.40%, respectively. Willow Financial Bank also must submit to the Office of Thrift Supervision, quarterly status reports detailing its compliance with the conditions on regulatory capital outlined in its approval letter. The Office of Thrift Supervision’s conditions for approval of the Bank Merger also indicated that, for the periods ending December 31, 2005, 2006 and 2007, Willow Financial Bancorp must have consolidated tangible capital ratios at least equal to 5.14%, 5.59% and 6.12%, respectively. Willow

Financial Bancorp also must submit to the Office of Thrift Supervision quarterly status reports. The Company and Bank are in compliance with these regulatory capital ratios.

Office of Thrift Supervision regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to Willow Financial Bank’s level of ownership, including the assets of includable subsidiaries in which Willow Financial Bank has a minority interest that is not consolidated for generally accepted accounting principles purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2007, Willow Financial Bank had no investments subject to a deduction from tangible capital.

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

At June 30, 2007, Willow Financial Bank exceeded all of its regulatory capital requirements, including capital requirements provided for with the approval of the Merger, with tangible, core and risk-based capital ratios of 8.5%, 8.5% and 14.0%, respectively.

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

At June 30, 2007, Willow Financial Bank was in the “well capitalized” category for purposes of the above regulations.

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

Qualified Thrift Lender Test.   All savings institutions are required to meet a qualified thrift lender test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the qualified thrift lender test by either qualifying as a domestic building and loan bank as defined in Section 7701(a)(19) of the Internal Revenue Code or by meeting the second prong of the qualified thrift lender test set forth in Section 10(m) of the Home Owner’s Loan Act. A savings institution that does not meet the qualified thrift lender test must either convert to a bank charter or comply with the following restrictions on its operations: (a) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (b) the branching powers of the institution shall be restricted to those of a national bank; and (c) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a qualified thrift lender, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

Currently, the portion of the qualified thrift lender test that is based on Section 10(m) of the Home Owners’ Loan Act rather than the Internal Revenue Code requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the Federal Home Loan Bank of Pittsburgh; and direct or indirect obligations of the Federal Deposit Insurance Corporation. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by Fannie Mae or Freddie Mac. Portfolio assets consist of total assets minus the sum of (a) goodwill and other intangible assets, (b) property used by the savings institution to conduct its business, and (c) liquid assets up to 20% of the institution’s total assets. At June 30, 2007, approximately 69.5% of the portfolio assets of Willow Financial Bank were qualified thrift investments.

Federal Home Loan Bank System.   Willow Financial Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its board of directors. At June 30, 2007, Willow Financial Bank had $190.1 million of Federal Home Loan Bank advances.

As a member, Willow Financial Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the members’ aggregate amount of outstanding advances and 0.7% of the members’ unused borrowing capacity. At June 30, 2007, Willow Financial Bank had $11.4 million in stock of the Federal Home Loan Bank of Pittsburgh, which was in compliance with this requirement.

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

Federal Reserve System.   Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2007, Willow Financial Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the Office of Thrift Supervision.

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

Generally, Section 23A and Office of Thrift Supervision regulations issued in connection therewith limit the extent to which a savings institution or its subsidiaries may engage in certain “covered transactions” with affiliates to an amount equal to 10% of the institution’s capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. Section 23B applies to “covered transactions” and certain other transactions and requires that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate.

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

Regulation of WIS

General

As noted above, while WIS is no longer a subsidiary of the Company, it operates as a business segment of the Company, and its results continue to be included in the Company’s consolidated financial statements. WIS is subject to regulation by a number of federal regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. The Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations (“SROs”), principally the NASD (and its subsidiaries NASD Regulation, Inc.), and the other national securities exchanges. These SROs, which are subject to oversight by the SEC, adopt rules (which are subject to approval by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers.

WIS is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act’), signed into law on October 26, 2001. The USA Patriot Act requires financial institutions to adopt and implement policies and procedures designed to prevent and defeat money laundering. WIS believes it is in compliance with the USA Patriot Act.

Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. WIS is registered as a broker-dealer with the SEC and in all 50 states and in the District of Columbia, and is a member of, and subject to regulation by, a number of SROs, including the NASD.

As a result of federal and state registration and SRO memberships, WIS is subject to overlapping schemes of regulation that cover all aspects of its securities business. Such regulations cover matters including capital requirements, uses and safe-keeping of clients’ funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, the many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, “suitability” determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers’ trades and disclosures to customers.

WIS also is subject to “Risk Assessment Rules” imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain “Material Associated Persons” (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC.

WIS is registered as an investment adviser with the SEC. As an investment adviser registered with the SEC, it is subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations thereunder, as well as certain state securities laws and regulations. Such requirements relate to, among other things, limitations on the ability of an investment adviser to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The state securities law requirements applicable to registered investment advisers are in certain cases more comprehensive than those imposed under the federal securities laws.

In the event of non-compliance with an applicable regulation, governmental regulators and the NASD may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of the broker-dealer’s officers or employees or other adverse consequences. With the sale of PCIS to Uvest, Uvest is now responsible for any such penalties or orders imposed on WIS subsequent to effective date of the sale, which was February 28, 2006.

TAXATION

Federal Taxation

General.   The Company is subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal taxation is only intended to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules. Tax years 2004, 2005 and 2006 are open under the statute of limitations and subject to review by the Internal Revenue Service.

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

Bad Debt Reserves.   The Small Business Job Protection Act of 1996 (the “1996 Act”) eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The Bank has no excess reserves subject to recapture as of June 30, 2007.

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

At June 30, 2007, the Bank’s total federal pre-1988 reserve was approximately $8.9 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Minimum Tax.   The Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Company has not been subject to the AMT nor does it have any such amounts available as credits for carryover.

Net Operating Loss Carryovers.   Net operating losses may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning before August 6, 1997. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years with some exceptions. At June 30, 2007, the Company has no operating loss carry-forwards for federal income tax purposes.

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

State and Local Taxation

Pennsylvania Taxation.   Willow Financial Bancorp is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for fiscal 2007 is 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 0.489% of a corporation’s capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

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

Subsidiaries

As of June 30, 2007, the Company’s sole direct subsidiary was Willow Financial Bank. At such date, Willow Financial Bank had four direct subsidiaries, including Willow Grove Investment Corporation, a Delaware corporation which holds and manages certain securities investments, and Willow Grove Insurance Agency, LLC, a Pennsylvania limited liability company formed to conduct permitted fixed-rate annuity sales. As of June 30, 2007, Willow Financial Bank’s aggregate investment in these two subsidiaries was $282.9 million. As a result of the Merger on August 31, 2005, D&S Service Corporation (“D&S Service”) and First Financial Investments (“FFI”), which previously were subsidiaries of Chester Valley, are now operating as active subsidiaries of Willow Financial Bank. D&S Service has participated in the development for sale of residential properties, in particular condominium conversions, and development of commercial properties located in or within close proximity of Chester Valley’s market area and FFI conducts retail investment service activities. D&S Service also operates two wholly owned subsidiaries, Wildman Projects and D&F Projects, Inc. As of June 30, 2007, the Bank had $1.7 million invested in D&S Service and its subsidiaries.

Effective February 28, 2006, the Company completed the sale of all outstanding shares of capital stock of WIS, formerly PCIS, to Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer (“Uvest”), for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of WIS, the Bank and Uvest entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for the Bank, and a Financial Services Agreement between WIS and the Bank which provides that the Bank will be entitled to 90% of the revenue generated by the securities brokerage and investment advisory activities conducted at the WIS office and will bear substantially all operational and overhead expenses. Upon consummation of the sale of WIS stock to Uvest, WIS is no longer a subsidiary of the Company. However, under the provisions of FIN 46R, “Consolidation of Variable Interest Entities”, the results of WIS continue to be consolidated in the Company’s financial statements. The affiliation agreement with Uvest has the primary effect of relieving WIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

Item 1A.                Risk Factors

The Company’s operations are subject to interest rate risk and variations in interest rates may negatively affect financial performance.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed money. Changes in the general level of interest rates may have an adverse effect on our business, financial condition and result of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, influence the amount of interest income that the Bank receives on loans and securities and the amount of interest that the Bank pays on deposits and borrowings. Changes in monetary policy and interest rates also can adversely affect:

•       our ability to originate loans and obtain deposits;

•       the fair value of our financial assets and liabilities; and

•       the average duration of our securities portfolio.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. The Company measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net portfolio value simulations and gap analysis is presented within “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

The Company may be unable to successfully implement its business strategy.

In recent years, our business plan has focused on the goals of changing the Bank’s operations to a full-service community bank model, growing our franchise and maintaining a high level of asset quality. Our acquisition of Chester Valley Bancorp in August 2005 significantly advanced our progress in achieving our goals relative to changing the Bank to a full-service community bank and growing our franchise. The Comapny expects to continue to build and “fill-in” our existing Bank branch network through acquisitions, if prudently available, and additional de novo branch offices. No assurance can be given that the Company will ultimately succeed in our business plan. Our efforts will depend upon, among other factors, (i) our ability to retain and grow our existing base of deposits in an efficient manner, (ii) maintaining and expanding our commercial and consumer banking relationships in order to grow our loan portfolio, (iii) attracting and retaining experienced commercial lenders and managerial employees, (iv) maintaining an efficient cost structure for our operations, (v) maintaining asset quality and (vi) effectively expanding our branch network in southeastern Pennsylvania. The failure to achieve any of these factors could limit the implementations of our businesses strongly and adversely affect our financial condition and results of operations.

The Company is subject to lending risk and could suffer losses in our loan portfolio despite its underwriting practices.

There are inherent risks associated with the Company’s lending activities. There are risks inherent in making any loan, including those related to dealing with individual borrowers, nonpayment, uncertainties as to the future value of collateral and changes in economic and industry conditions. The Company attempts to closely manage its credit risk through loan underwriting and application approval procedures, monitoring of large loan relationship and periodic independent reviews of outstanding loans by our lending department and third party loan review specialists. The Company cannot assure that such approval and monitoring procedures will reduce these credit risks.

The Company’s loan portfolio includes commercial and multi-family real estate, commercial business and construction loans, which generally have a higher degree of risk of loss than single-family residential loans.

As of June 30, 2007, approximately 39.1% of the Company’s total loan portfolio consisted of commercial real estate and multi-family real estate loans and construction loans. In addition, 8.4% of the Company’s loan portfolio at June 30, 2007 consisted of commercial business loans. The Company is focused on increasing these types of loans in the future. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small or middle-market business customers who may be more vulnerable to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential mortgage loans or consumer loans. Furthermore, since these types of loans frequently have relatively large balances, the deterioration of one or more of these loans could cause a significant increase in non-performing loans and or non-performing assets. An increase in non-performing loans would result in a reduction in interest income recognized on loans. An increase in non-performing loans also could require us to increase the provision for losses on loans and increase loan charge-offs, both of which would reduce our net income. All of these could have a material adverse effect on the Company’s financial condition and results of operations.

Adverse economic and business conditions in our primary market area could cause an increase in loan delinquencies and non-performing assets which could adversely affect the Company’s financial condition and results of operations.

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

The Company’s allowance for losses on loans may be insufficient to cover actual losses on loans.

The Company maintains an allowance for losses on loans at a level believed adequate by us to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans is a reserve established through a provision for losses on loans charged to expense that represents our estimate of probable incurred losses within the loan portfolio at each statement of condition date and is based on the review of available and relevant information. The level of the allowance for losses on loans reflects, among other things, our consideration of the Company’s historical experience, levels of and trends in delinquencies, the amount of classified assets, the volume and type of lending, and current and anticipated economic conditions, especially as they relate to the Company’s primary market area. The determination of the appropriate level of the allowance for losses on loans inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends. Our allowance for loan losses may be insufficient to cover actual losses experienced on loans. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for losses on loans. In addition, bank regulatory agencies periodically review our allowance for losses on loans and may require an increase in the provision for losses on loans or the recognition of further loan charge offs, based on judgments different from ours. Also, if charge offs in future periods exceed the allowance for losses on loans, the Company will need additional provisions to increase our allowance for losses on loans. Any increases in the allowance for losses on loans will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

The Company operates in a highly competitive industry and market area with other financial institutions offering products and services similar to those the Company offers.

The Company competes with savings associations, national banks, regional banks and other community banks in making loans, attracting deposits and recruiting and retaining talented employees, many of which have greater financial and technical resources than us. The Company also competes with securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions to which the Company is subject, yet are able to provide customers with a feasible alternative to traditional banking services. The competition in our market for making commercial and construction loans has resulted in more competitive pricing as well as intense competition for skilled commercial lending officers. These trends could have a material adverse effect on our ability to grow (irrespective of the limitations imposed by the supervisory agreements) and remain profitable. In addition, if the Company experiences an inability to recruit and retain skilled commercial lending officers, including experienced construction lenders, it could pose a significant barrier to retaining and growing our customer base. The competition in our market for attracting deposits also has resulted in more competitive pricing.

The Company depends on the skills and performance of management.

The Company depends heavily on its management team to provide leadership and to implement its strategic plan. The Company’s senior management team provides valuable financial expertise and administrative guidance. The loss of any member of our senior management team could impair the Company’s ability to succeed. The Company can give no assurances, however, that these executive officers will continue in their capacities for any specific periods of time. The loss of services of any member of the Company’s senior management team may make it difficult for the Company to implement our business strategy and obtain and retain customers. In addition, if any of the Company’s executive officers decides to leave, it may be difficult to replace him or her, and the Company would lose the benefit of the knowledge he or she gained during his or her tenure.

The Company’s future success depends largely on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, lending and professional personnel. Competition for such employees is intense and there is a risk that the Company will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If the Company fails to attract and retain the necessary technical, managerial, sales and marketing, customer service personnel and experienced professionals, its ability to successfully implement its business strategy as well as the Company’s results of operations and financial condition could be adversely affected.

The Company is subject to extensive government regulation and supervision which could adversely affect its operations.

The Company is subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with law, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s management identified material weaknesses in its internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management has conducted an assessment of the Company’s internal control over financial reporting. This assessment resulted in the identification of certain significant deficiencies that, in the aggregate, represent a material weakness in the Company’s internal control over financial reporting. Consequently, the Company’s management has concluded that the Corporation’s internal control over financial reporting was not effective as of June 30, 2007. A description of these items is included in Part II, Item 9A. “Controls and Procedures.” A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. The net impact of the deficiencies identified was to reduce net income and diluted earnings per share by $917 thousand and $0.06, respectively, from the amounts previously reported by the Company in its press release dated August 8, 2007 which was included as an exhibit to the Company’s Current Report on Form 8-K as filed with the SEC on August 9, 2007 (File No. 0-49706). In addition, the Company has revised its net income, earnings per share and other data for each of the first three quarters in fiscal 2007 from previously reported amounts. See “Selected Quarterly Financial Data” at page 59. The Company’s management has developed appropriate remediation steps to correct the deficiencies which were identified. The Company cannot be certain its remediation effects will ensure that the Company’s management designs, implements and maintains adequate controls over the Company’s financial processes and reporting in the future or will be sufficient to address and eliminate the material weakness identified. The Company’s inability to remedy the identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future could, among other things, cause the Company to fail to file its periodic reports with the SEC in a timely manner or require it to incur additional costs or to divert management resources. Due to its inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance with respect financial statement preparation and presentations. These limitations may not prevent or detect all misstatements or fraud, regardless of their effectiveness. In addition, the management has also performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation and the identification of the material weakness in its internal control over financial reporting, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007. See Item 9A. “Controls and Procedures” located in Part II of this report for further discussion regarding the Company’s disclosure controls and procedures and internal controls.

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

As of June 30, 2007, the Company and the Bank operated from the following locations:

			At June 30, 2007
	Owned or Leased	Lease expiration date	Net book value	Deposits
			(Dollars in thousands)
Executive office and branch office:
170 South Warner Road Wayne, PA 19087	Leased	December 2015	$979	$76,903
Former operations center:
101 Witmer Road Horsham, PA 19044-2200	Leased	December 2008	n/a	n/a
Branch offices:
Welsh and Norristown Roads Maple Glen, PA 19002-8030	Leased	January 2026	286	115,927
1555 W. Street Road Warminster, PA 18974-3103	Leased	December 2010	17	34,089
1141 Ivyland Road Warminster, PA 18974-2048	Leased	June 2009	3	23,231
9 Easton Road Willow Grove, PA 19090-0905	Owned	n/a	748	93,259
701 Twining Road Dresher, PA 19025-1894	Leased	January 2026	16	57,661
761 Huntingdon Pike Huntingdon Valley, PA 19006-8399	Leased	January 2026	10	49,271
2 N. York Road Hatboro, PA 19040-3201	Leased	September 2007	5	30,647
1331 Easton Road Roslyn, PA 19001-2426	Leased	December 2008	17	12,691
11730 Bustleton Avenue Philadelphia, PA 19116-2516	Leased	February 2014	13	34,609
122 N. Main Street North Wales, PA 19454-3115	Leased	February 2010	38	11,889
8200 Castor Avenue Philadelphia, PA 19152-2719	Leased	December 2009	55	21,461
735 Davisville Road Southampton, PA 18966-3276	Leased	May 2011	118	16,236
1452 Buck Road C-8 Village Shires Center Holland, PA 18966-2626	Leased	September 2007	9	10,309
9869 Bustleton Avenue Belair Shopping Center Philadelphia, PA 19115-2611	Leased	July 2012	157	12,490
102 Airport Road Airport Village Shopping Center Coatesville, PA 19320	Owned	n/a	210	29,861

119 Pennsylvania Avenue Avondale, PA 19311	Owned	n/a	$462	$9,746
82 Quarry Road Brandywine Square Shopping Center Downingtown, PA 19335	Leased	August 2011	49	35,314
112 East Lincoln Highway Coatesville, PA 19320(1)	Leased	January 2026	8	32,825
414 Lancaster Avenue Devon, PA 19333	Leased	January 2026	7	22,199
100 East Lancaster Avenue Downingtown, PA 19335	Leased	January 2026	61	64,372
300 Simpson Drive Chester Springs, PA 19425	Leased	January 2018	56	13,166
601 North Pottstown Pike Exton, PA 19341	Leased	January 2026	18	63,418
200 West Lancaster Avenue Frazer, PA 19355	Leased	January 2026	64	46,895
838 East Baltimore Pike Marlborough Square Shopping Center Kennet Square, PA 19348	Owned	n/a	530	24,848
3909 Lincoln Highway Caln Village Shopping Center Downingtown, PA 19335	Leased	September 2007	27	47,441
16 East Market Street West Chester, PA 19382	Leased	September 2007	n/a	16,951
1197 Wilmington Pike Westtown Village Shopping Center West Chester, PA 19382	Leased	November 2009	82	75,061
220 E. Street Rd Feasterville, PA 19053	Leased	January 2022	450	10,285
WIS office:
One Liberty Place, Suite 3050 Philadelphia, PA 19103	Leased	May 2009	n/a	n/a
Total			$4,495	$1,093,055

(1)          The Company owns an adjacent building with a current book value of $0 and is currently subject to an Agreement of Sale.

(2)   The Company has executed a lease for an additional branch location in Oxford, PA, which opened in September 2008.

Item 3.                        Legal Proceedings

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

FFB is a party to three civil actions relating to some of the revenue bonds which are the subject of the SEC investigation described above. On August 30, 2005, a writ of summons was filed by the Boyertown Area School District (“Boyertown”) in the Court of Common Pleas, Montgomery County, Pennsylvania commencing a civil action against, inter alia, FFB. Boyertown Area School District v. First Financial Bank et. al., No. 0521799. A complaint was filed on November 9, 2005, asserting the following claims against FFB: Breach of Trust Indenture and Fiduciary Duties (Count 1), Breach of Fiduciary Duties (Count 2), Civil Conspiracy (Count 3), and Concerted Action (Count 4). On September 19, 2005, Red Lion Area School District (“Red Lion”) filed a complaint in the Court of Common Pleas, York County, Pennsylvania, against inter alia, FFB. Red Lion Area School District v. Bradbury et. al., No. 2005SU1656Y01; No. 2005SU2544Y01. This case has been transferred to the Court of Common Pleas of Montgomery County, Pennsylvania, and an amended complaint was filed on October 18, 2006. The amended complaint asserts the following claims against FFB: Declaratory Judgment (Count 15), Breach of Trust Indenture (Count 16), Civil Conspiracy (Count 17), Civil Conspiracy—Alternative Legal Basis (Count 18), Breach of Common Law Duties as Trustee (Count 19), Tortious Action in Concert/Aiding and Abetting Fraud (Count 20), Breach of Trust Indenture (Count 21), Breach of Fiduciary Duties (Count 22), Vicarious Liability and Respondeat Superior (Count 23), Unjust Enrichment (Count 24), and Unjust Enrichment (Count 25). On March 16, 2006, Perkiomen Valley School District (“Perkiomen”) filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania, against, inter alia, FFB Perkiomen Valley School District v. First Financial Bank et.al., No. 0606533. The complaint asserts the following claims against FFB: Breach of Trust Indenture (Count 1), Breach of Fiduciary Duties (Count 2), Vicarious Liability and Respondeat Superior (Count 3), Civil Conspiracy (Count 4), and Concert of Action (Count 5). The actions have been consolidated for discovery and case management purposes, but not for trial. The Bank’s answers were provided on September 6, 2007, with respect to the Red Lion matter, and September 10, 2007, with respect to the Boyertown and Perkiomen matters. Discovery is in its initial stages. The Company believes the above noted lawsuits are without merit and intends to vigorously defend itself in the suits.

On June 16, 2007, Cincinnati Insurance Company (“Cincinnati”) commenced a declaratory judgment action in federal court against the Bank, Red Lion, Boyertown, and Perkiomen seeking a declaration that Cinncinnati is not obligated to provide insurance coverage to the Bank in connection with the SEC subpoena and the litigation brought by Red Lion, Boyertown, and Perkiomen: Cincinnati Insurance Company v. First Financial Bank et al., 07-02389 (E.D. Pa.). The Bank’s answer was provided on September 20, 2007.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol WFBC. At September 24, 2007 there were 2,503 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks. On January 23, 2007, the Company’s Board of Directors authorized a 5% stock dividend which was paid on February 23, 2007 to shareholders of record after the close of business on February 9, 2007. The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for our past two fiscal years. The market prices and dividends for periods prior to February 23, 2007 have been adjusted to give retroactive effect to the 5% stock dividend.

	Stock Price		Cash dividends
	High	Low	per share
Quarter ended:
June 30, 2007	$13.00	$11.25	$0.115
March 31, 2007	14.22	11.55	0.115
December 31, 2006	15.74	13.70	0.115
September 30, 2006	16.20	14.10	0.115
June 30, 2006	$17.36	$15.15	$0.115
March 31, 2006	16.95	14.50	0.115
December 31, 2005	15.22	14.00	0.115
September 30, 2005	15.20	14.09	0.115

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 12 hereof.

(b)   Not applicable

(c)   Purchases of Equity Securities

The following table represents the repurchasing activity of the share repurchase program during the fourth quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2007 – April 30, 2007	—	$ n/a		808,363
Month #2 May 1, 2007 – May 31, 2007	148,300	11.62	148,300	660,063
Month #3 June 30, 2007 – June 30, 2007	56,000	12.68	56,000	604,063
Total	204,300	$11.91	204,300	604,063

Notes to this table:

(a)           On January 24, 2007, the Company issued a press release announcing that the Board of Directors authorized a share repurchase program (the “Program”).

(b)          The Company was authorized to repurchase 5% or 873,263 shares of the outstanding shares.

(c)           The Program has an expiration date of January 23, 2009.

Item 6.                        Selected Financial Data

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Total assets	$1,550,344	$1,577,060	$959,255	$921,592	$845,124
Cash and cash equivalents	58,728	37,219	20,609	39,445	98,040
Securities held to maturity	88,363	105,561	164,451	98,513	17,320
Securities available for sale	188,339	196,925	148,517	234,207	291,885
Loans held for sale	8,075	2,635	1,795	1,136	5,293
Loans receivable, net	1,036,098	1,063,882	584,187	524,189	413,799
Deposits	1,093,055	1,018,390	602,678	603,115	586,643
Borrowings	235,588	338,866	237,400	206,168	132,557
Total stockholders’ equity	205,335	203,398	107,043	103,776	117,130

	For the year ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Interest income	$86,273	$81,530	$49,679	$40,628	$46,445
Interest expense	41,268	32,238	18,749	15,074	18,746
Net interest income	45,005	49,292	30,930	25,554	27,699
Provision for loan losses	653	3,205	1,232	426	1,034
Net interest income after provision for loan losses	44,352	46,087	29,698	25,128	26,665
Non-interest income	12,498	7,647	3,477	3,983	3,492
Non-interest expense	45,059	37,402	23,397	20,390	19,058
Income before income taxes	11,791	16,332	9,778	8,721	11,099
Income tax expense	3,396	5,256	3,052	2,610	3,610
Net income	8,395	11,076	6,726	6,111	7,489
Earnings per share—diluted(1)	$0.54	$0.77	$0.70	$0.59	$0.68
Earnings per share—basic(1)	0.55	0.79	0.67	0.63	0.71
Cash dividends declared per share(1)	0.46	0.46	0.44	0.36	0.29
Dividend payout ratio	85.19%	59.74%	65.67%	61.02%	42.65%

	At or for the year ended June 30,
	2007	2006	2005	2004	2003
Return on average assets	0.55%	0.74%	0.70%	0.73%	0.93%
Return on average equity	4.03	5.96	6.33	5.56	6.10
Average interest-earning assets to average interest-bearing liabilities	104.1	104.4	121.3	124.2	127.1
Interest rate spread(2)	3.20	3.62	3.09	2.94	2.91
Interest rate margin(3)	3.33	3.72	3.30	3.17	3.55
Non-performing assets to total assets(4)	0.25	1.00	0.33	0.40	0.48
Allowance for loan losses to:
Non-performing loans	317.1	106.4	227.5	188.0	143.9
Total loans less deferred fees	1.16	1.55	1.05	0.99	1.27
Average stockholders’ equity to average assets	13.57	12.47	10.88	13.10	15.19
Tangible stockholders’ equity to end of period assets	6.18	6.09	11.07	11.43	13.52
Total regulatory capital to risk-weighted assets(5)	14.04	13.18	17.70	17.72	19.61

(1)          The earnings and dividends per share and amounts for periods prior to February 23, 2007 have been adjusted to give retroactive effect to the 5% stock dividend.

(2)          The weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(3)          This represents net interest income as a percentage of average interest-earning assets.

(4)          Non-performing assets equal non-accrual loans, troubled debt restructurings plus accruing loans 90 or more days past due and real estate owned.

(5)          This ratio relates to the Bank only.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our financial condition, and the results of operations for Willow Financial Bancorp, Inc., and its subsidiary Willow Financial Bank, for the fiscal years ended June 30, 2007, 2006 and 2005. The information in this section should be read in conjunction with the Company’s financial statements and the accompanying notes included elsewhere herein.

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

2.                Realization of deferred income tax items.   Included in other assets is a “net deferred tax asset”, which is an estimate of net deferred tax assets and deferred tax liabilities. These estimates involve significant judgments and assumptions by management, which may have a material effect on the carrying value of this asset for financial reporting purposes. For a more detailed description of these items and estimates, see Note 14 (Income Taxes) to the audited consolidated financial statements at and for the fiscal year ended June 30, 2007.

3.                Goodwill and core deposit intangibles.   Goodwill represents the excess cost over fair value of assets acquired over liabilities as a result of the Merger and earlier branch acquisitions. Core deposit intangibles are a measure of the value of the checking, savings and money market deposits acquired in the Merger accounted for under the purchase method. The core deposit intangible is being amortized to expense over a twelve-year life using a method that approximates a level yield method. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets as well as the review of the estimated life at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. The Company has not recorded any impairment losses as a result of this analysis during fiscal years 2007, 2006 and 2005.

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

Changes in Financial Condition

General.   Total assets decreased by $26.7 million, or 1.7% at June 30, 2007 from $1.6 billion at June 30, 2006. The net loan portfolio decreased $27.8 million or 2.6% while total deposits increased by $74.7 million or 7.3%.

Cash and Cash Equivalents.   Cash and cash equivalents, which consist of cash on hand and in other banks in interest-earning and non-interest earning accounts, amounted to $58.7 million and $37.2 million at June 30, 2007 and 2006, respectively. The increase in cash and cash equivalents of $21.5 million or 57.8% was primarily the result of the growth in interest-bearing deposits, repayment of loan balances and sales and repayments of investment securities.

Securities Available for Sale.   At June 30, 2007, investment securities that were classified as available for sale (“AFS”) totaled $188.3 million, compared to $196.9 million in AFS securities at June 30, 2006. The decrease in available for sale securities was due to sales and repayments in the investment portfolio with the proceeds primarily being utilized to repay higher costing borrowings. The unrealized loss, net of income taxes, on AFS securities amounted to approximately $3.2 million at June 30, 2007 compared to $4.1 million at June 30, 2006. The increase in unrealized loss was the result of a rise in short-term interest rates during the year.

Securities Held to Maturity.   At June 30, 2007, investment securities classified as held to maturity totaled $88.4 million, compared to $105.6 million in held to maturity securities at June 30, 2006. Held to maturity securities were comprised primarily of CMOs and mortgage-backed securities. The decrease in held to maturity securities was the result of principal repayments experienced in the portfolio with the proceeds primarily being utilized to repay higher costing borrowings. Held to maturity investment securities are carried at amortized cost. In order to more effectively manage its interest rate risk, the Company plans limited additions to its HTM portfolio.

Loans.   The net loan portfolio, which does not include loans held for sale, decreased $27.8 million or 2.6% from $1.1 billion at June 30, 2006. The decrease was primarily the result of increased repayment levels within the construction and commercial real estate loan portfolios, which decreased $19.9 million and $9.3 million, respectively, at June 30, 2007 compared to June 30, 2006. The commercial real estate loan decrease includes the sale of a non-performing commercial real estate loan of $3.5 million and the liquidation of $2.0 million in real estate of a previous non-performing loan. In addition, single family residential loans decreased $25.3 million at June 30, 2007 compared to June 30, 2006 as a part of management’s strategy to reduce reliance on long-term single family residential mortgage loans. Commercial business loans increased by $7.5 million from June 30, 2006 to June 30, 2007. This increase occurred despite the charge-off of a $2.9 million commercial business borrowing relationship. At June 30, 2007, home equity loans and lines of credit increased $13.2 million compared to June 30, 2006.

With the inverted (long term rates are lower than short term rates) and/or flat yield curve experienced during the year, a number of loans within the commercial real estate portfolio were refinanced through other lenders who offered extended terms without recourse. Additionally, the construction loan portfolio included larger residential projects, which sold at a more rapid pace than anticipated and the demand for new construction was not as robust as a result of a slowing in the housing market. The Company plans to focus its growth in commercial lending with a focus on small businesses, middle market commercial loans, commercial real estate lending, as well as consumer lending.

The allowance for loan losses decreased to $12.2 million at June 30, 2007 compared to $16.7 million at June 30, 2006, due primarily to charge-offs recorded during the year. The current fiscal year provision for loan losses decreased from fiscal 2006 by approximately $2.6 million due largely to an $11.9 million decrease in non-performing loans. During the current fiscal year, the Company recorded net charge-offs of $5.2 million due largely to the charge-off of two loan relationships which were categorized as non-accrual at June 30, 2006.

Loans Held for Sale.   Mortgage loans originated or purchased with the intention of being sold into the secondary market are classified as held for sale and are carried at the lower of aggregate cost or fair value with any unrealized loss reflected in the consolidated statements of income. At June 30, 2007, $8.1 million of fixed-rate, single-family residential mortgages were classified as held for sale compared to $2.6 million in loans classified as held for sale at June 30, 2006. The increase of $5.5 million resulted primarily from an increase in the Bank’s expansion of this business line as well as the timing of the origination of the loans and the ultimate delivery to the purchaser of the loans. In order to mitigate the risk of loss on the sale of these loans, the Company generally commits these loans for sale, on a best efforts basis, to a third party at the time that the borrower locks the loan with the Company.

Intangible Assets.   At June 30, 2007, intangible assets aggregated $109.5 million as compared to $107.0 million at June 30, 2006. Intangible assets include a core deposit intangible of $10.9 million, which resulted from the acquisition of Chester Valley. The core deposit intangible is being amortized using an accelerated method over a 12-year life. Intangible assets also include goodwill, which primarily represents the excess cost over fair value of assets acquired over liabilities as a result of the Chester Valley acquisition. The goodwill that resulted from the Chester Valley acquisition was approximately $93.2 million. As a result of the BeneServ acquisition, goodwill of $1.0 million and customer intangibles of $3.5 million were recorded at June 30, 2007. The customer intangible balance is being amortized using a straight line method over a 10-year life. The remaining balance of the goodwill relates to a branch acquisition in 1994 approximated $848 thousand at June 30, 2007. Goodwill is measured for impairment at least annually. The Company has not recorded any impairment losses as a result of this analysis.

Deposits.   During the year ended June 30, 2007, total deposits increased by $74.7 million or 7.3%. The increase resulted primarily from an increase in money market demand deposit accounts as the Company has been successful in migrating customer money market balances from its business segment, WIS, as well as an increase in certificates of deposit resulting from customer preference for higher rate deposit accounts. Core deposits, which we define as savings, checking, NOW and money market accounts, increased by $41.6 million as a result of the migration of WIS deposits noted above. Checking accounts totaled $267.3 million or 24.4% of total deposits at June 30, 2007 compared to $277.2 million, or 27.2% of total deposits at June 30, 2006.

The Company will continue to deploy a strategy to increase core deposit accounts and balances through targeted marketing, cross-selling of our existing customer base and expansion of our commercial business lending, which typically results in the opening of a checking account.

Federal Home Loan Bank Advances.   Advances from the FHLB provide the Company with an additional source to fund interest-earning asset growth and are a tool in meeting the Company’s asset/liability strategies. At June 30, 2007, the total amount of these borrowings was $190.1 million, a decrease of $92.7 million or 32.8% from the $282.7 million outstanding at June 30, 2006. This decrease was the direct result of repayments as the excess cash generated from the deposit growth, investment securities sales and repayments, and loan repayments was utilized to repay certain FHLB advances.

Trust Preferred Securities.   Effective with the acquisition of Chester Valley, the Company assumed the liability for $10.5 million of Junior Subordinated Debentures to the Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owned all of the common equity as a result of the acquisition of Chester Valley. The Trust issued $10.0 million of Trust Preferred Securities to investors, which were secured by the Junior Subordinated Debentures and the guarantee of the Company. These Trust Preferred Securities were redeemed by the Company on March 26, 2007 in accordance with the Trust Agreement.

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

Accounting for Derivative Instruments and Hedging.   The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. In accordance with SFAS No. 133, “Accounting for Derivative Instruments,” the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge. The Company also assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in the statement of operations within interest income or interest expense. For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the statement of operations as the hedged item. In addition, the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the statement of operations.

As part of the Merger, the Company assumed the responsibility for a $20 million notional interest rate swap whereby the Company paid a variable rate and received a fixed rate. The interest rate swap had been used to hedge certain FHLB borrowings of the former Chester Valley. On the date of the Merger, the interest rate swap and the hedged borrowings were marked to fair value as a result of purchase accounting. In September 2005, the hedged borrowings were repaid and the $10 million notional amount of the interest rate swap was unwound with the counter-party. After performing the appropriate documentation of the derivative instrument, the Company designated the remaining $10 million notional amount interest rate swap as a fair value hedge of certain existing borrowings of Willow Financial Bank. The swap had the effect of converting a fixed rate borrowing to an adjustable rate borrowing. During the quarter ended December 31, 2005, the derivative instrument ceased to be a highly effective hedge; therefore, the Company discontinued hedge accounting resulting in a pre-tax charge to income of $47 thousand. The interest rate swap was unwound in February 2006 without .any additional impact to operations. The basis adjustment that was previously recorded on the hedged borrowing that is recorded in the statement of financial condition is amortized as an increase in interest expense over the remaining life of the borrowing using the interest method.

Additionally, in August 2003, Chester Valley purchased a $30.0 million notional amount 3.50% six month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% six-month LIBOR interest rate cap (“Interest Rate Corridor”) which expires in August 2008. Chester Valley paid a net premium, which entitled it to receive the difference between six-month LIBOR from 3.50% up to 6.00% applied to the $30.0 million notional amount. Upon consummation of the Merger, the Company assumed the Interest Rate Corridor and designated it to hedge certain borrowings of Willow Financial Bank, which were variable in nature and indexed to six-month LIBOR. The Interest Rate Corridor was being used to hedge the cash flows of this borrowing. Prior to October 23, 2006, the Interest Rate Corridor reduced the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor had two components: the intrinsic value and the time value of the option. The Interest Rate Corridor was marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income, and the change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined. On October 23, 2006, the Company unwound the Interest Rate Corridor and recognized a gain of $804 thousand upon repayment of the $30 million FHLB advance.

At June 30, 2007, the Company had five interest rate swap arrangements used to hedge specific loans originated by the Bank for which the transactions were economically beneficial to the Bank in passing along the interest rate risk to the borrower. The swaps effectively convert the rates from a floating rate based on LIBOR to a fixed rate throughout the life of the underlying loans. At June 30, 2007, the total outstanding notional amount on these swaps was $9.3 million. The weighted average floating and fixed rates on these transactions were 4.6% and 5.3%, respectively at June 30, 2007. The Company lacked sufficient documentation for these transactions to receive hedge accounting treatment. As such, the Bank has recorded a net receivable of $196 thousand in other assets on the statements of financial condition at June 30, 2007. The change in the fair value of the interest rate swaps is included as a component of other income on the consolidated statements of income.

Stockholders’ Equity.   At June 30, 2007, total stockholders’ equity amounted to $205.3 million or 13.2% of total assets compared to $203.4 million, or 12.9% of assets at June 30, 2006. During the year, the Company paid aggregate cash dividends of $6.9 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the years ended June 30, 2007, 2006 and 2005. The table also shows the average yields and costs on interest-earning assets and interest-bearing liabilities for each of those years. Loans receivable include non-accrual loans. To adjust nontaxable loans and securities to a taxable equivalent, a 34.0%, 35.0% and 31.2% effective rate has been used for the fiscal years ending June 30, 2007, 2006, and 2005, respectively. The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a standard practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	At June 30,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable—taxable	$ 1,033,823	$ 68,597	6.64%	$ 984,603	$ 64,947	6.60%	$ 567,677	$ 34,536	6.08%
Loans receivable—tax free	16,926	1,271	7.51	11,910	808	6.78	—	—	—
Securities—taxable	287,299	15,485	5.39	316,811	14,983	4.73	341,346	13,878	4.07
Securities—tax free	9,553	689	7.21	11,477	1,041	9.07	19,783	1,286	6.50
Interest-bearing deposits	23,081	756	3.28	14,122	304	2.15	19,502	363	1.86
Total interest-earning assets	1,370,682	86,798	6.33	1,338,923	82,083	6.13	948,308	50,063	5.28
Non-interest-earning assets	165,007			151,834			21,500
Total assets	$ 1,535,689			$ 1,490,757			$ 969,808
Interest-bearing liabilities:
Deposits	$ 1,034,956	28,698	2.77	$ 947,289	18,476	1.95	$ 607,724	$ 9,933	1.63
FHLB borrowings	225,722	9,042	4.01	314,920	12,659	4.02	250,299	8,816	3.52
Repurchase agreements	22,767	1,167	5.13	4,959	228	4.60	—	—	—
Trust preferred securities	33,256	2,361	7.10	15,589	875	5.61	—	—	—
Total interest-bearing liabilities	1,316,701	41,268	3.13	1,282,757	32,238	2.51	858,023	18,749	2.19
Non-interest-bearing liabilities:	10,666			22,056			5,936
Total stockholders’ equity	208,322			185,944			105,849
Total liabilities and equity	$ 1,535,689			$ 1,490,757			$ 969,808
Net interest-earning assets	$ 53,981			$ 56,166			$ 166,305
Net interest income		$ 45,530			$ 49,845			$ 31,314
Net interest rate spread			3.20%			3.62%			3.09%
Net interest margin			3.33%			3.72%			3.30%
Ratio of average interest-earning assets to average interest-bearing liabilities			104%			104%			111%

Although management believes that the above non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures to GAAP is presented below.

	Year Ended June 30,
	2007			2006			2005
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in Thousands)
Loans(a)	$69,538	$330	$69,868	$65,472	$283	$65,755	$34,536	$—	$—
Investments	16,735	195	16,930	16,058	270	16,328	15,143	384	15,527
Total	$86,273	$525	$86,798	$81,530	$553	$82,083	$49,679	$384	$15,527

(a)    The Company did not have tax-exempt loans in fiscal 2005.

Rate/Volume Analysis

The following table shows the effect of changing rates and volumes on net interest income on a tax equivalent basis for the years ended June 30, 2007 and 2006, compared to the prior fiscal year. Information provided shows the effect on net interest income of (1) rates (changes in rate times prior volume), (2) volume (changes in volume times prior rate) and (3) rate/volume (changes in rate times change in volume).

	Increase (decrease) in net interest income for the year ended June 30, 2007 compared to the year ended June 30, 2006 due to				Increase (decrease) in net interest income for the year ended June 30, 2006 compared to the year ended June 30, 2005 due to
			Rate/	Increase/			Rate/	Increase/
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$466	$3,589	$56	$4,111	$2,952	$25,349	$2,930	$31,231
Securities	1,865	(1,534)	(179)	152	2,852	(1,335)	(368)	1,149
Interest-bearing deposits	158	193	101	452	57	(100)	(16)	(59)
Total net change in income on interest-earning assets	2,489	2,248	(22)	4,715	5,861	23,914	2,546	32,321
Interest-bearing liabilities:
Deposits	7,794	1,710	719	10,223	1,702	5,189	817	7,708
FHLB Advances	(31)	(3,595)	9	(3,617)	1,251	2,275	323	3,849
Repurchase agreements	27	819	93	939	—	—	1,358	1,358
Trust preferred Securities	231	991	263	1,485	—	—	875	875
Total net change in expense on interest-bearing liabilities	8,021	(75)	1,084	9,030	2,953	7,464	3,373	13,790
Change in net interest income	$(5,532)	$2,323	$(1,106)	$(4,315)	$2,908	$16,450	$(827)	$18,531

Results of Operations

General.   Net income for the year ended June 30, 2007 was $8.4 million, a decrease of $2.7 million or 24.2%. The decrease resulted primarily from an increase in non-interest expense of $7.7 million, partially offset by an increase in non-interest income of $4.9 million and a decrease in income tax expense of $1.9 million.

Net income for the year ended June 30, 2006 was $11.1 million, an increase of $4.4 million or 64.7% from the year ended June 30, 2005. The increase resulted primarily from an increase in net interest income of $18.4 million and an increase in non-interest income of $4.2 million. Each of these were partially offset by an increase in the provision for loan losses of $2.0 million, an increase in operating expenses of $14.0 million or 59.9% and an increase in income tax expense of $2.2 million. The improvement was largely driven by the Merger, which was effective after the close of business on August 31, 2005.

Net Interest Income.   Net interest income decreased by $4.3 million or 8.7% to $45.0 million for the year ended June 30, 2007 as compared to $49.3 million for the year ended June 30, 2006. This decrease was due primarily to an increase in the average cost of interest-bearing liabilities to 3.12% for the year ended June 30, 2007 from 2.51% for the year ended June 30, 2006 while the yield on average earning assets increased by only 20 basis points. One factor that influences net interest income is the interest rate spread (i.e., the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities). The average interest rate spread computed on a fully tax equivalent basis for the years ended June 30, 2007, 2006 and 2005 was 3.21%, 3.62% and 3.09%, respectively. The net interest margin (i.e., net interest income expressed as a percentage of average interest-earning assets) was 3.33%, 3.72% and 3.30% for the same three respective fiscal years.

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

Interest Income.   Interest income includes the interest earned on loans and investment securities, as well as yield adjustments for the premiums, discounts and deferred fees or costs recorded in connection with the acquisition of these assets. Total interest income for the year ended June 30, 2007 was $86.3 million compared to $81.5 million and $49.7 million for fiscal 2006 and 2005, respectively.

The increase in interest income in fiscal 2007 compared to fiscal 2006 was $4.7 million or 5.8% due primarily to an increase in the average balance of outstanding loans of $54.2 million. Additionally, the yield on loans increased approximately four basis points in fiscal 2007 compared to fiscal 2006. The increase in the average yield of the loan portfolio was largely the result of a change in the mix of the loan portfolio reflecting the Company’s reduced reliance on long-term single-family residential mortgage loans and increase in home equity loans and lines of credit, along with the interest rate sensitive assets acquired from Chester Valley at a time in which the Federal Reserve was aggressively raising short-term interest rates. Also contributing to the increase was an approximate 57 basis point increase in the average yield in the investment securities portfolio, partially offset by a decrease of $22.5 million in the average balance of investment securities.

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

Interest Expense.   Interest expense consists of the interest paid to depositors on their interest-bearing deposit accounts as well as interest paid on borrowings. For the fiscal year ended June 30, 2007, total interest expense was $41.3 million compared to $32.2 million and $18.7 million, for the fiscal years ended June 30, 2006 and 2005, respectively.

For the fiscal year ended June 30, 2007, interest expense increased by $8.9 million, or 27.6% compared to the fiscal year ended June 30, 2006. This increase was due primarily to a $10.2 million, or 55.3%, increase in interest expense on deposits, which was partially offset by a $2.1 million, or 15.7% decrease in interest expense on borrowings. This increase in interest expense on deposits was due primarily to the increase in average deposits of $87.7 million, or 9.3%. In addition, the average cost of deposits increased by 82 basis points in fiscal 2007 as compared to fiscal 2006. This increase was partially offset by a reduction of $53.7 million or 16.0% in average borrowings for the year ended June 30, 2007 compared to the year ended June 30, 2006.

For the fiscal year ended June 30, 2006, interest expense increased by $13.5 million, or 71.9% compared to the fiscal year ended June 30, 2005. This increase was due primarily to an increase in average interest-bearing liabilities resulting from the Merger. Average deposit and borrowings balances increased $318.4 million and $106.4 million, respectively, in fiscal 2006 compared to fiscal 2005. Additionally, the Company’s cost of funds increased approximately 32 basis points in fiscal 2006 compared to fiscal 2005, as the Federal Reserve aggressively raised short-term rates coupled with the competition for deposits in the Bank’s market area, which led the Bank to raise its interest rate paid on money market balances and certificates of deposits. Additionally, the trust preferred security assumed in the Merger was a floating rate borrowing, for which the rate increased throughout the year.

Provision for Loan Losses.   In order to maintain the allowance for loan losses at a level that management deems adequate to absorb known and unknown losses which are both probable and can be reasonably estimated, a provision for loan losses is recorded through charges to earnings. The determination of the adequacy of the allowance is based upon the Company’s regular review of credit quality and is based upon, but not limited to, the following factors: an evaluation of our loan portfolio, loss experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. The balance of the allowance for loan losses is an estimate and actual losses may vary from these estimates. Management assesses the allowance for loan losses at least quarterly and makes any necessary adjustments to maintain the allowance for losses at a level deemed adequate. For the years ended June 30, 2007, 2006 and 2005, the provisions for loan losses were $653 thousand, $3.2 million, and $1.2 million, respectively. The decreased amount of the provision in fiscal 2007 compared to fiscal 2006 was due primarily to the decrease in non-performing assets of $11.9 million, which were partially offset by net charge-offs of $5.2 million. The increased provision in fiscal 2006 compared to fiscal 2005 was due primarily to the increase in non-performing assets of $12.7 million.

At June 30, 2007, the balance in the allowance for loan losses was $12.2 million compared to $16.7 million at June 30, 2006, with the decrease resulting from $5.2 million in net charge-offs during fiscal 2007. The percentage of the allowance for losses to loans, net of deferred fees, decreased to 1.16% at June 30, 2007 compared to 1.55% at June 30, 2006.

Management believes the allowance for loan loss was adequate at June 30, 2007 and represents all known and inherent losses in the portfolio that are both probable and reasonably estimable. No assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the

Company’s loan portfolio. Regulatory agencies, in the course of their regular examinations, review the allowance for losses and carrying value of non-performing assets. No assurance can be given that these agencies might not require changes to the allowance for losses in the future.

Non-Interest Income.   Non-interest income is comprised of investment services income, account service fees and charges, loan servicing fees, realized gains and losses on assets available or held for sale, increases in the cash surrender value of bank owned life insurance (“BOLI”) and with the acquisition of BeneServ, insurance premiums. Total non-interest income for the years ended June 30, 2007, 2006, and 2005 was $12.5 million, $7.6 million and $3.5 million, respectively.

The increase in non-interest income of $4.9 million, or 63.4%, during fiscal 2007 compared to fiscal 2006 was due primarily to a $1.1 million difference in the amount of gain(loss) recognized on the sale of securities available-for-sale, a gain of $804 thousand recorded during the quarter ended December 31, 2006 on the unwinding of an interest rate corridor, increased investment services income of $687 thousand, $637 thousand for income from the insurance operations of BeneServ, increased service charges and fees of $438 thousand, and $286 thousand in gains on the sale of real estate owned. The increase in service charges and fees was due primarily to growth in the deposit base. The increase in investment services income was the result of growth in the trust operations and the sales of retail investment products through the branch network.

The increase in non-interest income of $4.2 million during fiscal 2006 compared to fiscal 2005 was due primarily to investment services income of $2.6 million received from the acquisition of WIS and Chester Valley’s Trust division in the Merger. These were two new lines of business for the Company. Service charges and fees increased by $2.6 million or 106.8% in fiscal 2006 due primarily to increased deposit fees associated with the growth in checking accounts from the Merger as well as increases in the overdraft protection fees for which Chester Valley was further along in implementation and thus had a higher volume of users. Gains on loans available for sale declined $223 thousand due primarily to lower loan volumes resulting from the rising interest rate environment. This was largely offset by an increase in other income of $169 thousand, which resulted primarily from income on the BOLI acquired from Chester Valley. As noted previously, the Company implemented a de-leveraging strategy in which it incurred approximately $919 thousand in losses in the sale of investment securities.

Non-Interest Expense.   The primary components of non-interest expense are compensation and employee benefits, occupancy and equipment expenses, data processing costs, deposit account services, professional fees and a variety of other expenses. For the years ended June 30, 2007, 2006, and 2005, non-interest expense totaled $45.1 million, $37.4 million and $23.4 million, respectively. Non-interest expense increased $7.8 million, or 20.8% from the year ended June 30, 2006 to the comparable period ended June 30, 2007.

Salaries and employee benefit expenses totaled $24.3 million, $20.1 million and $13.1 million, respectively, for the fiscal years ended June 30, 2007, 2006, and 2005. For the year ended June 30, 2007, compensation costs increased by $4.2 million partially as a result of operating our expanded branch office network for a full 12 months after the acquisition of Chester Valley on August 31, 2005 as well as new hirings in the lending and wealth management areas during the year ended June 30, 2007 along with normal salary increases. At June 30, 2007, the Company had 374 full-time employees compared to 312 at June 30, 2006. In addition, $519 thousand of compensation costs were recorded during fiscal 2007 due to severance payments and costs associated with the retirement of three Board members as well as certain employee reductions. For the year ended June 30, 2006, compensation and benefit costs increased approximately $7.0 million or 53.9% due primarily to an increased number of employees as a result of the Merger.

Occupancy and equipment expenses were $8.1 million, $6.0 million, and $2.6 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. During fiscal year 2007, occupancy costs increased partially as a result of operating our expanded branch office network for 12 full months after the acquisition of Chester Valley and also due to additional rental costs incurred at the corporate headquarters building and rental expense associated with certain Bank buildings sold in a sale/leaseback transaction. During fiscal year 2006, these costs increased $3.4 million due to the addition of 13 branch locations from the Merger as well as the Company’s relocation to a new corporate headquarters and operations building in February 2006. In fiscal 2006, the approximate occupancy cost of $237 thousand for the headquarters building was offset by a sale-leaseback of certain of the Bank’s branches for which the cash proceeds were invested in loans or repaid borrowings. The Company’s rent expense increased from $2.0 million in fiscal 2006 to $2.9 million in fiscal 2007 and is expected to remain relatively stable at $3.0 million in fiscal 2008 based on current leases.

Advertising expenses for fiscal 2007, 2006 and 2005 were $2.0 million, $1.5 million and $978 thousand, respectively. The increase in fiscal year 2007 was a result of the Bank’s re-branding efforts during the year associated with the change in the Bank’s name. The increase during fiscal 2006 was due primarily to direct mail campaigns to the combined company’s customer base as the Company commissioned a study of its customer base and found there were significant opportunities to cross-sell its existing products.

For the fiscal years ended June 30, 2007, 2006, and 2005, amortization of intangible assets was $2.0 million, $1.9 million and $57 thousand respectively. The significant increase in fiscal 2006 was the result of the amortization of the core deposit intangible recorded as a result of the Merger. The asset is being amortized using an accelerated method over a twelve-year period. Amortization of intangible assets is expected to be $2.1 million for the fiscal year ending June 30, 2008.

Data processing expenses were $1.5 million, $1.2 million, and $960 thousand, respectively, for fiscal 2007, 2006 and 2005. The increase in each year resulted from increased accounts and a rate increase in the Company’s third-party data processing contract.

Professional fees were $2.4 million, $2.3 million and $1.4 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. In fiscal 2007, professional fees were relatively stable as compared to fiscal 2006. The increase in the fiscal 2006 resulted primarily from increased consulting costs related to the integration of the Sarbanes-Oxley 404 compliance for the combined company, an analysis of our customer base, and assistance with the development of the combined company’s strategic plan and branding initiatives.

For the fiscal years ended June 30, 2007, 2006, and 2005, other expenses, which include miscellaneous operating items, were $4.6 million, $4.2 million and $4.2 million, respectively.

Income Tax Provision.   Income tax expense amounted to $3.4 million for the year ended June 30, 2007. This compares to a tax expense of $5.3 million, and $3.1 million for the years ended June 30, 2006 and 2005, respectively. The effective tax rates for fiscal 2007, 2006 and 2005 were 28.8%, 32.2% and 31.2%, respectively. The decrease in the income tax expense and the effective tax rate for the year ended June 30, 2007 was primarily related to an overall decline in income before income taxes resulting in a lower statutory rate, as well as an increase in the balance of tax-exempt securities and related income.

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

We use our liquidity resources to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2007, outstanding approved loan commitments were $27.4 million and certificates of deposit maturing within the next twelve months amounted $272.4 million. Based upon historical experience, it is anticipated that a significant portion of the maturing certificates of deposit will be reinvested in the Bank. However, the Bank may not aggressively try to retain funds from maturing certificates of deposits if it is a single relationship customer driven by higher rates.

During the current fiscal year, the Company utilized principal repayments on investment securities and loans to reduce its use of borrowings from the FHLB. Outstanding borrowings from the FHLB have decreased to $190.1 million at June 30, 2007 as compared to $282.7 million at June 30, 2006. Under terms of the borrowing agreement with the FHLB, the Bank pledges certain assets such as residential mortgage loans and mortgage-backed securities as well as stock in the FHLB as collateral for these advances. At June 30, 2007, the Bank had $464.4 million in additional borrowing capacity available from the FHLB.

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

The Company fully anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.

The Company’s contractual obligations as of June 30, 2007 are as follows:

	Payments Due by Period:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in thousands)
Federal Home Loan Debt	$190,063	$14,636	$36,491	$52,917	$86,019
Operating Leases	29,170	2,791	4,927	4,059	17,393
Total Obligations	$219,233	$17,427	$41,418	$56,976	$103,412

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lines of credit	$164,833	$35,478	$6,608	$9,869	$112,878
Standby letters of credit	16,772	9,711	7,061	—	—
Other commitments to make loans	27,357	27,357	—	—	—
Construction loans	53,331	21,574	31,757	—	—
Total	$262,293	$94,120	$45,426	$9,869	$112,878

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

Item 7A.                Quantitative and Qualitative Disclosure of Market Risk

Asset/Liability Management and Interest Rate Risk

The market value of assets and liabilities, as well as future earnings, can be affected by interest rate risk. Market values of certain financial assets have an inverse relationship to rates, i.e., when interest rates rise, the market value of many of the Company’s assets decline and when rates fall, the market value of many of the Company’s assets rise. The primary assets of the Company are loans to borrowers who often have the ability to prepay their loan. Therefore, in a falling rate environment, the increase in the market value of the Company’s assets is limited by this option for the borrower to prepay the loan.

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

The following gap table shows the amount as of June 30, 2007 of the Bank’s assets and liabilities projected to mature or re-price within various time periods. This table includes certain assumptions management has made that affect the rate at which loans will prepay as well as the duration of core deposits. Changes in interest rates may affect these assumptions, which would impact our gap position.

	0 to 3 months	3 to 12 months	1 to 3 years	3 to 5 years	over 5 years	Total
	(Dollars in thousands)
Securities and interest-bearing deposits	$83,282	$58,249	$58,980	$15,899	$93,622	$310,032
Loans receivable	244,873	159,469	315,875	94,500	232,877	1,047,594
Total interest-earning assets	328,155	217,718	374,855	110,399	326,499	1,357,626
Certificates of deposit	93,765	179,794	53,144	3,242	4,727	334,672
Other interest-bearing deposits	202,224	115,770	202,456	5,784	80,989	607,223
Borrowings	102,923	30,114	64,229	10,799	27,523	235,588
Total interest-bearing liabilities	398,912	325,678	319,829	19,825	113,239	1,177,483
Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(70,757)	$(107,960)	$55,026	$90,574	$213,260	$180,143
Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(70,757)	$(178,717)	$(123,691)	$(33,117)	$180,143	$360,286
Cumulative excess (deficiency) of interest-earning assets to Interest-bearing liabilities as a Percent of total assets	(4.6)%	(11.5)%	(8.0)%	(2.1)%	11.6%	23.3%
Ratio of interest-earning assets to interest-bearing liabilities	82.3%	66.9%	117.2%	556.9%	288.3%	115.3%
Cumulative ratio of interest-Earning assets to assets to Interest-bearing liabilities	82.3%	75.3%	88.2%	96.9%	122.7%

At June 30, 2007, the ratio of the cumulative interest-earning assets maturing or re-pricing in one-year or less to interest-bearing liabilities maturing or re-pricing in one-year or less was 75.3%, which results in a cumulative one-year gap to total assets ratio of negative 11.5%, indicating that the Bank’s net interest income could decline depending upon the degree to which interest rates change and the change in the relationship between interest rates used to re-price assets and interest rates used in the re-pricing of liabilities.

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

Presented below, as of June 30, 2007 and 2006, is an analysis of the interest rate risk position as measured by NPV and sensitivity based upon various rate scenarios. These values were obtained from an internal model produced by the Bank as required by OTS regulation as total assets now exceed $1.0 billion. Due to the level of interest rates, no values are calculated for hypothetical rate scenarios of down 300 basis points at June 30, 2007. It only provides an estimate of economic value at a point in time and the economic value of the same portfolio under the above referenced interest rate scenarios.

Estimated change in NPV and Sensitivity
At June 30, 2007

	Net Portfolio Value
	Amount of Change	Percent of change	To Assets
	(in thousands)
Hypothetical change in interest rates
up 300 basis points	$(53,648)	(33.8)%	7.46%
up 200 basis points	(35,035)	(22.1)	8.65
up 100 basis points	(16,798)	(10.6)	10.32
no change—base case	—	—	10.78
down 100 basis points	13,757	8.7	11.55
down 200 basis points	21,829	13.8	11.97

Estimated change in NPV and Sensitivity
At June 30, 2006

	Net Portfolio Value
	Amount of Change	Percent of change	To Assets
	(in thousands)
Hypothetical change in interest rates
up 300 basis points	$(56,211)	(27.5)%	9.76%
up 200 basis points	(33,116)	(16.2)	11.12
up 100 basis points	(14,395)	(7.1)	12.16
no change—base case	—	—	12.91
down 100 basis points	8,812	4.3	13.34
down 200 basis points	1,726	0.8	12.89
down 300 basis points	(15,299)	(7.5)	11.87

The Bank’s sensitivity remained relatively stable for fiscal 2007 as compared to fiscal 2006 due primarily to interest sensitive assets acquired in the Merger, which was partially offset, by the intangible assets recorded with the acquisition.

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

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff suggests that registrants electing not to restate prior periods should reflect the effects of applying the guidance in this interpretation in the annual financial statements covering the first fiscal year ending after November 15, 2006. This interpretation did not have a material impact on the Company’s consolidated financial statements.

FASB Interpretation 48, Accounting for Uncertainty in Income Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.” This interpretation clarifies the application of FASB Statement No. 109 by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, the interpretation provides guidance on the measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006. The Company has evaluated this interpretation and determined that it will have no material impact on results of its future operations and financial condition.

FASB Statement No, 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Under this new statement, an entity may re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. This statement is effective for all financial instruments that the Company acquires or issues after July 1, 2007. The adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In June 2006, the Emerging Issues Task Force reached a consensus that, for endorsement split-dollar life insurance arrangements, an employer should recognize the liability for future benefits based on the substantive agreement with the employee, since the postretirement benefit obligation is not effectively settled. An entity is permitted to apply the consensus by retrospective application to all prior periods in accordance with FASB Statement No. 154, including its required disclosures. The consensus is effective for fiscal years beginning after December 15, 2007, with early adoption permitted as of the beginning of an entity’s fiscal year. The Bank has recorded a liability of $246 thousand within other liabilities on its consolidated statements of financial condition to account for the settlement of the future benefit obligation.

Selected Quarterly Financial Data

The following table presents selected quarterly operating data for the fiscal years ended June 30, 2007 and 2006. The earnings per share amounts for periods prior to March 31, 2007 have been adjusted to give retroactive effect to the 5% stock dividend. In addition, as a result of the matters discussed in Item 9A. “Controls and Procedures” in this Form 10-K, the amounts reported for each quarter in the fiscal year ended June 30, 2007 have been revised from previously reported amounts.

	For the quarter ended
	06/30/07	03/31/07	12/31/06	09/30/06
		(As restated)	(As restated)	(As restated)
	(Dollars in thousands, except per share data)
Total interest income	$21,712	$21,247	$21,424	$21,890
Total interest expense	10,679	10,390	10,441	9,758
Net interest income	11,033	10,857	10,983	12,132
Provision (recovery) for loan loss	753	—	—	(100)
Total non-interest income	3,506	2,928	3,338	2,726
Total non-interest expense	12,291	11,251	10,847	10,670
Income tax expense	178	812	1,039	1,367
Net income	1,317	1,722	2,435	2,921
Earnings per share
Basic	$0.09	$0.12	$0.16	$0.19
Diluted	$0.09	$0.11	$0.16	$0.19

	For the quarter ended
	06/30/06	03/31/06	12/31/05	09/30/05
	(Dollars in thousands, except per share data)
Total interest income	$22,561	$21,792	$21,605	$15,572
Total interest expense	9,326	8,586	7,971	6,355
Net interest income	13,235	13,206	13,634	9,217
Provision for loan loss	2,485	—	207	513
Total non-interest income	2,880	2,078	2,326	363
Total non-interest expense	10,290	9,503	9,767	7,842
Income tax expense	991	1,857	2,109	299
Net income	2,349	3,924	3,877	926
Earnings per share
Basic	$0.16	$0.25	$0.26	$0.08
Diluted	$0.15	$0.25	$0.26	$0.08

The results for the first through third quarters of the current fiscal year as reported on the Company’s Form 10-Q have been adjusted by the following amounts:

	For the quarter ended
	03/31/07	12/31/06	09/30/06
	(Dollars in thousands, except per share data)
Total interest income(a)	$(115.0)	$(87.0)	$(109.0)
Total interest expense(a)	347.0	386.0	273.0
Net interest income	(462.0)	(473.0)	(382.0)
Provision for loan losses	—	—	—
Total non-interest income(b)	18.0	131.0	32.0
Total non-interest expense(c)	(286.0)	143.0	(241.0)
Income tax expense(d)	(54.0)	(169.0)	(352.0)
Net income	(104.0)	(316.0)	(303.0)
Earnings per share:
Basic	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)	$(0.02)

(a)           Adjustments relate to items identified in various reconciliations for which reconciling items were not investigated in a timely manner.

(b)          Adjustments relate primarily to the change in the fair market value of various interest rate swaps as well as proceeds received from a previously impaired bond.

(c)           Adjustments relate primarily to adjustments of stale-dated items identified in reconciliations as well the accrual for paid time off.

(d)          Adjustments relate to the tax effect of the above noted items at a marginal tax rate of 34%.

A balance sheet reclassification of $9.9 million was recorded from retained earnings to additional paid-in capital to properly reflect the stock dividend issued on February 23, 2007, revising the previously reported amounts.

Item 8.                        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Willow Financial Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Willow Financial Bancorp, Inc. and subsidiary (the Company) as of June 30, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2007 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
September 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Willow Financial Bancorp, Inc.:

We have audited Willow Financial Bancorp, Inc. and subsidiary’s (the Company) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Effectiveness on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: (1) inadequate review and analysis of financial statement account reconciliations primarily related to the support for the manual posting of certain accounting entries and the clearing of reconciling items in a timely manner and (2) improper application of accounting resources to effectively evaluate the financial reporting impact of significant matters including, but not limited to, interest rate swap transactions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of June 30, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007 of the Company. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2007 consolidated financial statements, and this report does not affect our report dated September 28, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP
Philadelphia, Pennsylvania
September 28, 2007

Willow Financial Bancorp, Inc.
Consolidated Statements of Financial Condition

	At June 30, 2007	At June 30, 2006
	(Dollars in thousands, except share data)
Assets:
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$26,253	$32,930
Interest-bearing deposits	32,475	4,289
Total cash and cash equivalents	58,728	37,219
Investment securities:
Trading	1,176	902
Available for sale (amortized cost of $193,232 and $203,221, respectively)	188,339	196,925
Held to maturity (fair value of $86,488 and $102,087, respectively)	88,363	105,561
Federal Home Loan Bank Stock	11,394	16,856
Loans (net of allowance for loan losses of $12,210 and $16,737, respectively)	1,036,098	1,063,882
Loans held for sale	8,075	2,635
Accrued interest receivable	6,738	6,647
Property and equipment, net	11,307	10,064
Bank owned life insurance	11,930	11,483
Real estate owned	—	51
Other intangible assets, net	14,432	12,975
Goodwill	95,100	94,072
Other assets	18,664	17,788
Total assets	$1,550,344	$1,577,060
Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$941,895	$855,526
Non-interest-bearing deposits	151,160	162,864
Securities sold under agreements to repurchase	20,000	20,000
Federal Home Loan Bank advances	190,063	282,717
Advance payments from borrowers for taxes	4,254	4,776
Trust preferred securities	25,525	36,149
Accrued interest payable	2,223	2,205
Other liabilities	9,889	9,425
Total liabilities	1,345,009	1,373,662
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value; (40,000,000 authorized; 17,487,770 and 16,584,870 issued at June 30, 2007 and 2006, respectively)	175	166
Additional paid-in capital	191,223	178,886
Retained earnings—substantially restricted	51,932	60,404
Accumulated other comprehensive loss	(3,180)	(3,317)
Obligation of deferred compensation plan	1,277	1,258
Treasury stock at cost, 1,991,427 and 1,823,123 shares at June 30, 2007 and 2006, respectively	(31,493)	(28,251)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,733)	(3,287)
Recognition and Retention Plan Trust (RRP)	(1,866)	(2,461)
Total stockholders’ equity	205,335	203,398
Total liabilities and stockholders’ equity	$1,550,344	$1,577,060

See accompanying Notes to Consolidated Financial Statements

Willow Financial Bancorp, Inc.
Consolidated Statements of Income

	For the year ended June 30,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$69,538	$65,472	$34,536
Investment securities and interest-bearing deposits	16,735	16,058	15,143
Total interest income	86,273	81,530	49,679
Interest expense:
Deposits	28,698	18,476	9,931
Securities sold under agreements to repurchase	1,135	228	—
Borrowings	11,435	13,534	8,818
Total interest expense	41,268	32,238	18,749
Net interest income	45,005	49,292	30,930
Provision for loan losses	653	3,205	1,232
Net interest income after provision for loan losses	44,352	46,087	29,698
Non-interest income:
Investment services income, net	3,321	2,634	—
Income from insurance operations	637	—	—
Service charges and fees	5,438	5,000	2,418
Realized gain (loss) on sale of:
Loans held for sale	616	357	597
Investment securities available for sale	228	(919)	73
Real estate	303	17	—
Gain on termination of interest rate corridor	804	—	—
Other income	1,151	558	389
Total non-interest income	12,498	7,647	3,477
Non-interest expense:
Salaries and employee benefits	24,265	20,106	13,062
Occupancy and equipment	8,059	6,011	2,646
Data processing	1,504	1,220	960
Advertising	2,041	1,504	978
Deposit insurance premiums	120	124	85
Amortization of intangible assets	2,043	1,928	57
Professional fees	2,444	2,303	1,441
Other expense	4,583	4,206	4,168
Total non-interest expense	45,059	37,402	23,397
Income before income taxes	11,791	16,332	9,778
Income tax expense	3,396	5,256	3,052
Net Income	$8,395	$11,076	$6,726
Earnings per share:
Basic	$0.55	$0.79	$0.70
Diluted	$0.54	$0.77	$0.67

See accompanying Notes to Consolidated Financial Statements

Willow Financial Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Obligation of deferred compensation plan	Treasury stock	Common stock acquired by benefit plans	Total
	(Dollars in thousands, except per share data)
Balance at June 30, 2004	$ 114	$ 84,915	$ 53,516	$ (2,463)	$ 525	$ (24,926)	$ (7,905)	$ 103,776
Net income	—	—	6,726	—	—	—	—	6,726
Other comprehensive income	—	—	—	1,110	—	—	—	1,110
Exercise of Stock Options	1	284	—	—	—	—	—	285
ESOP shares committed to be released	—	566	—	—	—	—	462	1,028
Obligation of deferred compensation plan	—	—	—	—	551	—	—	551
Amortization of RRP shares	—	9	—	—	—	—	588	597
Treasury stock acquired (155,577 shares at cost)	—	—	—	—	—	(3,146)	—	(3,146)
Tax benefit related to employee stock benefit plans	—	312	—	—	—	—	—	312
Cash dividends paid—($0.44 per share)	—	—	(4,196)	—	—	—	—	(4,196)
Balance at June 30, 2005	$ 115	$ 86,086	$ 56,046	$ (1,353)	$ 1,076	$ (28,072)	$ (6,855)	$ 107,043
Net income	—	—	11,076	—	—	—	—	11,076
Other comprehensive income	—	—	—	(1,964)	—	—	—	(1,964)
Common stock issued in acquisition	50	90,966	—	—	—	—	—	91,016
Exercise of Stock Options	1	1,274	—	—	—	—	—	1,275
Stock based compensation	—	306	—	—	—	—	—	306
ESOP shares committed to be released	—	—	—	—	—	—	462	462
Obligation of deferred compensation plan	—	—	—		182	—	—	182
Amortization of RRP shares	—	—	—	—	—	—	645	645
Treasury stock acquired (15,132 shares at cost)	—	—	—	—	—	(179)	—	(179)
Tax benefit related to employee stock benefit plans	—	254	—	—	—	—	—	254
Cash dividends paid—($0.46 per share)	—	—	(6,718)		—	—	—	(6,718)
Balance at June 30, 2006	$ 166	$ 178,886	$ 60,404	$ (3,317)	$ 1,258	$ (28,251)	$ (5,748)	$ 203,398
Net income	—	—	8,395	—	—	—	—	8,395
Other comprehensive income	—	—	—	137	—	—	—	137
Stock dividend	8	9,929	(9,937)	—	—	—	—	—
Cash issued in lieu of fractional shares	—	—	(10)	—	—	—	—	(10)
Exercise of Stock Options	1	1,391	—	—	—	—	—	1,392
Stock based compensation	—	756	—	—	—	—	—	756
ESOP shares committed to be released	—	—	—	—	—	—	329	329
Obligation of deferred compensation plan	—	—	—	—	19	—	—	19
Amortization of RRP shares	—	—	—	—	—	—	820	820
Treasury stock acquired (269,200 shares at cost)	—	—	—	—	—	(3,242)	—	(3,242)
Tax benefit related to employee stock benefit plans	—	261	—	—	—	—	—	261
Cash dividends paid—($0.46 per share)	—	—	(6,920)	—	—	—	—	(6,920)
Balance at June 30, 2007	$ 175	$ 191,223	$ 51,932	$ (3,180)	$ 1,277	$ (31,493)	$ (4,599)	$ 205,335

Willow Financial Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Continued)

	For the year ended June 30,
	2007	2006	2005
Net unrealized gains (losses) on securities available for sale arising during the period, net of tax	$ 1,051	$ (3,424)	$ 1,061
Reclassification adjustments for (gains) losses included in net income, net of tax	(148)	630	49
Gain on termination of interest rate corridor	(523)	—	—
Net unrealized (loss) gain on cash flow hedge	(243)	505	—
Other comprehensive income (loss)	137	(2,289)	1,110
Net income	8,395	11,076	6,726
Comprehensive income	$ 8,532	$ 8,787	$ 7,836

See accompanying Notes to Consolidated Financial Statements.

Willow Financial Bancorp, Inc.
Consolidated Statements of Cash Flows

	For the year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Net cash flows from operating activities:
Net income	$8,395	$11,076	$6,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,598	1,837	955
Amortization of premium and accretion of discount, net	180	347	595
Amortization of intangible assets	2,043	1,928	57
Provision for loan losses	653	3,205	1,232
Gain on sale of loans available for sale	(616)	(370)	(597)
(Gain) loss on sale of securities available for sale and trading	(228)	936	(73)
Gain on sale of interest rate corridor	(804)	—	—
Gain on sale of real estate	(303)	—	—
Increase in loans held for sale	(57,313)	(76,020)	(108,823)
Proceeds from sale of loans held for sale	52,489	81,911	108,761
Purchase of trading account securities	(274)	(820)	(53)
Excess tax benefit from stock options exercised	(261)	(198)	—
Amortization of deferred loan fees, discounts and premiums	(1,266)	(1,442)	(124)
(Increase) decrease in accrued interest receivable	(91)	335	(529)
(Increase) decrease in value of bank owned life insurance	(447)	6,036	—
(Increase) decrease in other assets	(2,434)	3,225	(1,129)
Increase (decrease) in other liabilities	479	(8,455)	3,536
Stock based compensation	1,931	1,963	1,625
Increase (decrease) in accrued interest payable	18	(351)	78
Net cash provided by operating activities	4,749	25,143	12,237
Cash flows from investing activities:
Capital expenditures	(5,080)	(3,287)	(631)
Proceeds from sale of office buildings	1,649	11,139	—
Net decrease (increase) in loans	26,118	(25,825)	(61,029)
Purchase of securities available for sale	(62,737)	(23,027)	(23,472)
Purchase of investment securities held to maturity	—	—	(107,388)
Proceeds from sales and calls of securities available for sale	72,768	80,132	98,063
Proceeds from maturities, payments and calls of investment securities held to maturity	17,205	59,159	41,450
Net decrease (increase) in FHLB stock	5,462	11,544	(2,053)
Proceeds from sale of other real estate owned	2,572	388	262
Net cash used for acquisition	(4,433)	(35,032)	—
Net cash provided by (used in) investing activities	53,524	75,191	(54,798)
Cash flows from financing activities:
Net increase (decrease) in deposits	74,932	(55,519)	(437)
Increase in securities sold under agreements to repurchase	—	26,636	—
Proceeds from FHLB advances	107,400	215,700	109,500
Repayment of FHLB advances	(200,054)	(291,724)	(78,268)
(Decrease) increase in advance payments from borrowers for taxes and insurance	(522)	1,428	(13)
Net proceeds from the issuance of trust preferred securities	—	25,000	—
Repayment of trust preferred securities	(10,000)	—	—
Cash dividends on common stock	(6,920)	(6,718)	(4,196)
Proceeds from stock issuance	—	—	285
Cash in lieu of fractional shares	(10)	—	—
Stock options exercised	1,392	1,275	—
Excess tax benefit from stock options exercised	261	198	—
Common stock repurchased as treasury stock	(3,242)	—	(3,146)
Net cash (used in) provided by financing activities	(36,763)	(83,724)	23,725
Net increase (decrease) in cash and cash equivalents	21,510	16,610	(18,836)
Cash and cash equivalents:
Beginning of year	37,219	20,609	39,445
End of year	$58,729	$37,219	$20,609
Supplemental disclosures of cash and cash flow information
Interest paid	$41,126	$32,589	$18,671
Income taxes paid	416	2,628	2,941
Noncash items:
Net unrealized gain (loss) on investment securities available for sale, net of tax	1,051	(3,424)	1,061
Net unrealized (loss) gain on cash flow hedge, net of tax	(766)	505	—
Loans transferred to other real estate owned	—	—	532

See accompanying Notes to Consolidated Financial Statements.

1.                 Description of Business and Basis of Financial Statement Presentation

Effective at 11:59 p.m., September 21, 2006, Willow Grove Bancorp, Inc. and Willow Grove Bank changed their names to Willow Financial Bancorp, Inc. and Willow Financial Bank, respectively. As contained  herein, references to the Company include both Willow Financial Bancorp, Inc. and Willow Grove Bancorp, Inc. and references to the Bank include both Willow Financial Bank and Willow Grove Bank. Coincident with the name change, the Company’s trading symbol on the NASDAQ Select Global Market was changed from “WGBC” to “WFBC.”

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

After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. (“Chester Valley”), a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $654 million in assets. Chester Valley had two wholly owned subsidiaries, First Financial Bank, a Pennsylvania chartered commercial bank (“Chester Valley”) with 13 full-service banking offices, and Willow Investment Services (“WIS”), formerly Philadelphia Corporation for Investment Services, a registered investment advisor and broker dealer (“PCIS”). Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and Chester Valley was merged with and into Willow Financial Bank with Willow Financial Bank as the surviving bank (the “Bank Merger”). WIS became a wholly owned subsidiary of the Company. As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the “Chester Valley Common Stock”), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of the Company common stock, par value $0.01 per share (the “Company Common Stock”), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Company Common Stock and $51.0 million in cash. The total merger consideration paid for the Chester Valley Common Stock was $145.3 million. This included capitalized acquisition costs and the value of Chester Valley vested stock options converted to options of the Company at the average stock price of the Company on the four days surrounding the announcement of the acquisition. The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

The Merger has been accounted for using the purchase method of accounting, which requires that our financial statements include activity of Chester Valley only subsequent to the acquisition date of August 31, 2005. Accordingly, our consolidated financial statements and the information herein include the combined results of the former Chester Valley and its former subsidiaries, Chester Valley and WIS, since September 1, 2005.

Effective February 28, 2006, the Bank completed the sale of all outstanding shares of capital stock of PCIS to Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer (“Uvest”) for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the parties entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for PCIS, and a Financial Services Agreement between PCIS and the Bank which provides that the Bank will be entitled to 90% of the revenue generated by the securities brokerage activities conducted at the PCIS office and will bear substantially all operational and overhead expenses. Upon consummation of the sale of PCIS stock to

Uvest, PCIS is no longer a subsidiary of the Company. However, under the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the results of PCIS, which now conducts business as Willow Investment Services (“WIS”) continue to be consolidated in the Company’s financial statements. The affiliation agreement with Uvest has the primary effect of relieving PCIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

On March 30, 2007, the Company completed its acquisition of BeneServ, Inc. (“BeneServ”) for a purchase price of  up to $5.5 million. The purchase price includes a payment of $4.2 million at closing plus an additional amount up to $1.3 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds. BeneServ is an insurance agency serving the corporate employee benefit market segment. BeneServ and the Company share a target market in small businesses located in Chester, Montgomery, Bucks, Delaware, and Philadelphia counties, Pennsylvania, thereby providing a number of cross selling opportunities for both companies. The Company has recorded goodwill and other intangibles of $4.5 million on the statement of financial condition at June 30, 2007 as a result of this acquisition based on the preliminary purchase price allocation.

References to Company include its consolidated entities, Willow Financial Bank, the Bank’s subsidiaries, and its business segment, WIS, unless the context of the reference indicates otherwise.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Willow Financial Bank. The accounts of the Bank include its wholly owned subsidiaries, Willow Grove Investment Corporation, Willow Grove Insurance Agency, LLC, BeneServ, D&S Service Corporation, and First Financial Investments. All material intercompany balances and transactions have been eliminated in consolidation. The Company follows accounting and reporting practices which are in accordance with U.S. generally accepted accounting principles.

Certain amounts in prior years are reclassified for comparability to the current year’s presentation. Such reclassifications, when applicable, have no effect on net income. The Company reclassified collateralized customer deposit balances at June 30, 2006 from securities sold under agreements to repurchase to interest-bearing deposits on the consolidated statements of financial condition.

2.                 Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on a different basis, from its interest-earning assets. The Company’s primary credit risk is the risk of default on the Company’s loan portfolio that results from the borrower’s inability to make contractually required payments. The Company’s lending activities are concentrated in Pennsylvania. The largest concentration of the Company’s loan portfolio is located in southeastern Pennsylvania. The ability of the Company’s borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower’s geographic region and the borrower’s financial condition. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, the valuation of loans held for sale, securities available for sale and mortgage servicing assets. The Company is subject to certain Federal banking laws and regulations as further described herein and in note 18. Compliance with regulations causes the Company to incur significant costs. In addition, the possibility of future changes to such regulations presents the risk that future additional costs will be incurred that may impact the Company.

3.                 Acquisition of Chester Valley Bancorp

The above noted Chester Valley acquisition cost was approximately $145.3 million, comprised of $88.5 million related to 4,977,256 shares of common stock issued by the Company, $54.2 million in cash, consisting of $51.0 million paid to shareholders of Chester Valley and $3.2 million in capitalized acquisition costs along with $2.6 million related to the conversion of former stock options of Chester Valley to options of the Company. As a result of the Merger, the Company recorded an approximate $108.1 million intangible asset, including a $14.9 million core deposit intangible asset with the remainder recorded as goodwill. The Company’s statement of operations for the twelve months ended June 30, 2006 includes the results of operations of the former Chester Valley Bancorp and subsidiaries only for the period beginning on September 1, 2005. The fair values used in computing the purchase accounting adjustments were finalized at June 30, 2006.

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

The following table summarizes the pro forma operating results of Willow Financial Bancorp, Inc. had the acquisition of Chester Valley occurred on July 1, 2005.

Willow Financial Bancorp, Inc.
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

Investment Securities

The Company divides its securities portfolio into three segments: (a) held to maturity, (b) available for sale and (c) trading. Securities in the held to maturity category are carried at cost, adjusted for amortization of premiums and accretion of discounts, using the level yield method, based on the Company’s intent and ability to hold the securities until maturity. Marketable securities included in the available for sale category are carried at fair value, with unrealized gains or losses that are temporary in nature, net of taxes, reflected as an adjustment to equity. Trading securities consist of mutual funds related to the Company’s deferred compensation plan for certain executive level employees. Changes in the fair value of trading securities are recorded through earnings. There is a corresponding liability in other liabilities on the consolidated statements of financial condition. Securities held to maturity and available for sale are evaluated periodically to determine whether a decline in their fair value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced and reflected in the consolidated statements of income.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management believes is adequate to cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Management establishes the loan loss allowance in accordance with guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin 102 (SAB 102). The determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. The Company uses historical loss factors for each loan type and, for loans that we consider higher risk for all but single-family mortgage loans and guaranteed consumer loans, qualitative factors are also considered. This component establishes a range for factors such as, but not limited to, delinquency trends, asset classification trends and current economic conditions. Management then assesses these conditions and establishes, to the best of its ability, the allowance for loan losses from within the range calculated, based upon the facts known at that time. The methodology does not imply that any portion of the allowance for loan loss is restricted, but the allowance for loan loss applies to the entire loan portfolio.

Loans

Loans are recorded at cost, net of unearned discounts, deferred fees, and allowances. Discounts or premiums on purchased loans are amortized using the level yield method over the remaining contractual life of each loan, adjusted for actual prepayments. Loan origination fees and certain direct origination costs are deferred and amortized over the contractual life of the related loans using the level yield method.

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

Loans are considered past due after one payment has been missed. Loans are charged off when they reach “loss” status in accordance with the Bank’s asset classification policy. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Doubtful assets have weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of current existing facts, conditions and values, questionable, and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

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

Goodwill and Other Intangibles

Goodwill represents the excess cost over fair value of assets acquired over liabilities as a result of the Merger and earlier branch acquisitions. Included in other intangibles are core deposit intangibles, a measure of the value of checking and savings deposits acquired in the Merger accounted for under the purchase method. The core deposit intangible is being amortized to expense over a fourteen-year life using a method that approximates a level yield method. A customer intangible recorded as a result of the acquisition of BeneServ is being amortized to expense over a ten-year life using a straight line basis. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. The Company has not recorded any impairment losses as a result of this analysis in 2007, 2006 or 2005.

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

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented, see Note 6. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans and unvested common stock awards.

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

	Year ended June 30, 2005
			Pro Forma
	As	Pro Forma	if under
	Reported	Adjustments	SFAS 123R
	(Dollars in thousands, except per share data)
Income before taxes	$9,778	$(350)	$9,428
Income taxes	3,052	(118)	2,934
Net Income	$6,726	$(232)	$6,494
Net income available to common stockholders	$6,627	$(232)	$6,395
Basic earnings per share	$0.70	$(0.02)	$0.68
Diluted earnings per share	$0.67	$(0.02)	$0.65

Recent Accounting Pronouncements

FASB Statement No, 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company is currently assessing the implications of this Statement on its financial statements.

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

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. The SEC staff suggests that registrants electing not to restate prior periods should reflect the effects of applying the guidance in this interpretation in the annual financial statements covering the first fiscal year ending after November 15, 2006. This interpretation did not have a material impact on the Company’s consolidated financial statements.

FASB Interpretation 48, Accounting for Uncertainty in Income Tax Positions

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Tax Positions.” This interpretation clarifies the application of FASB Statement No. 109 by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, the interpretation provides guidance on the measurement, derecognition, classification, and disclosure of tax positions and is effective for fiscal years beginning after December 15, 2006. The Company has evaluated this interpretation and noted that it will have no material impact on results of its future operations and financial condition.

FASB Statement No, 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Under this new statement, an entity may re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. This statement is effective for all financial instruments that the Company acquires or issues after July 1, 2007. The adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In June 2006, the Emerging Issues Task Force reached a consensus that, for endorsement split-dollar life insurance arrangements, an employer should recognize the liability for future benefits based on the substantive agreement with the employee, since the postretirement benefit obligation is not effectively settled. An entity is permitted to apply the consensus by retrospective application to all prior periods in accordance with FASB Statement No. 154, including its required disclosures. The consensus is effective for fiscal years beginning after December 15, 2007, with early adoption permitted as of the beginning of an entity’s fiscal year. The Bank has recorded a liability of $246 thousand within other liabilities on the consolidated statements of financial condition to account for the settlement of the future benefit obligation.

5.                 Stock Compensation Plans

The stockholders of the Company approved a stock option plan in fiscal 2000 (the “1999 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1999 Plan, the number of common shares reserved for issuance was a total of 536,509, of which 53,544 options were unawarded at June 30, 2007. Included in this amount are 9,405 shares forfeited during the year ended June 30, 2007. Additionally, the stockholders of the Company approved a stock option plan in fiscal 2003 (the “2002 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 2002 Plan, the number of common shares reserved for issuance was 673,483 of which 187,985 were available for future grants at June 30, 2007. Included in this amount are 64,268 shares forfeited during the year ended June 30, 2007. Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant. In addition, as part of the Merger, options previously granted under plans of Chester Valley were converted into options to acquire 383,945 shares of Company common stock. Unrecognized compensation cost on unvested option awards and weighted average period to be recognized are $292 thousand and 3.3 years, respectively at June 30, 2007. Compensation expense related to option awards was $208 thousand, $306 thousand, and $350 thousand for the years ended June 30, 2007, 2006 and 2005, respectively.

The following table provides information about options outstanding for the year ended June 30, 2007:

		Weighted	Weighted
		Average	Average
		Exercise	Grant Date
	Shares	Price	Fair Value
Options outstanding, beginning of period	1,063,382	$9.91	$3.61
Granted	70,025	12.90	2.61
Forfeited	(73,673)	11.89	2.59
Exercised	(157,241)	8.84	3.22
Options outstanding, end of period	902,493	10.39	3.68
Options exercisable end of period	751,299	9.92	3.9

The Company expects approximately 7,500 of unvested options to be forfeited.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Year ended June 30,
	2007	2006	2005
Proceeds of options exercised	$1,390,643	$1,275,040	$288,171
Related tax benefit recognized	$234,024	$198,851	$—
Intrinsic value of options exercised	$687,451	$1,134,995	$245,762

The following table provides information about options outstanding and exercisable options at June 30, 2007:

	Options	Exercisable
	Outstanding	Options
Number	902,493	751,299
Weighted average exercise price	$10.39	$9.92
Aggregate intrinsic value	$2,355,507	$2,314,001
Weighted average contractual term	5.1	4.5

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at June 30, 2007 were as follows:

		Options Outstanding			Exercisable Options
Exercise Price		Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share
$ 3.50	- $ 5.00	106,255	$3.79	2.3	106,255	$3.79
$ 7.50	- $ 9.50	221,765	8.29	4.2	221,765	8.29
$ 9.51	- $14.00	509,817	12.15	5.8	374,373	12.05
$14.01	- $16.50	64,656	14.55	7.0	48,906	14.24
Total		902,493	$10.39	5.1	751,299	9.92

The Company granted 70,025, 22,096 and zero stock options during the years ended June 30, 2007, 2006 and 2005, respectively. The weighted average grant date fair value of options granted was $2.61 and $2.89 for the years ended June 30, 2007 and 2006, respectively. The fair value for stock options granted during the year ended June 30, 2007 was determined at the date of grant using a Black-Scholes options-pricing model. The fair value of option awards under the Option Plans is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table:

	Year Ended June 30
Assumption	2007	2006
Expected average risk-free interest rate	4.63%	4.37%
Expected average life (in years)	5.50	5.51
Expected volatility	25.03%	17.7%
Expected dividend yield	3.72%	3.37%

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

The fair value of options vested was $241,918 and $333,799 for the years ended June 30, 2007 and 2006, respectively.

RRP

Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the “1999 RRP”), the Company acquired 214,603 shares at a cost of $929 thousand. Pursuant to the terms of the agreement, all 214,603 shares have been awarded to directors and management from the 1999 RRP Trust. As of June 30, 2007, 207,503 granted shares were vested pursuant to the terms of the 1999 Plan. In fiscal 2003, the Company adopted the 2002 Recognition and Retention Plan and Trust Agreement (the “2002 RRP”), and acquired 269,393 shares at a cost of $3.2 million. Pursuant to the terms of the 2002 RRP, 227,711 shares have been awarded to directors and management; however 20,160 shares have been forfeited. As of June 30, 2007, 197,128 granted shares were vested pursuant to the terms of the 2002 RRP. At the November 9, 2005 Annual Meeting, shareholders approved the 2005 Recognition and Retention Plan and Trust Agreement (the “2005 RRP”). Under the 2005 RRP, the Trust can purchase 367,500 shares of common stock for future awards of restricted stock to certain officers and directors of the Company.

Coincident with the approval of the 2005 RRP, the Company terminated its Directors Retirement Plan and the Directors Incentive Compensation Plan, at which time the directors became fully vested in their accrued benefit under the Directors Retirement Plan. As of June 30, 2007, 175,511 shares were granted under the 2005 RRP; however, 12,167 shares were forfeited.

Compensation expense related to the RRP shares was $833 thousand, $701 thousand and $597 thousand for the years ended June 30, 2007, 2006 and 2005, respectively. Unrecognized compensation cost on unvested RRP shares and weighted average period to be recognized are $1.8 million and 2.0 years, respectively.

Activity in issued but unvested RRP shares under the three plans during the year ended June 30, 2007 was as follows:

		Weighted
		Average
		Grant Date
RRP Shares	RRP Shares	Fair Value
Unvested awards beginning of period	150,605	$13.28
Granted	88,736	13.86
Vested	(54,774)	13.41
Forfeited	(18,047)	13.93
Unvested awards period end	166,520	$13.85

The aggregate intrinsic value of unvested RRP awards under the three plans at June 30, 2007 was $2,164,760.

6.                 Earnings Per Share

For the years ended June 30, 2007, 2006 and 2005 earnings per share, basic and diluted, were $0.55 and $0.54, $0.79 and $0.77, and $0.70 and $0.67, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Year Ended June 30,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except share data)
Net income	$8,395	$8,395	$11,076	$11,076	$6,726	$6,726
Dividends on unvested stock awards	(56)	(56)	(76)	(76)	(99)	(99)
Income available to common stock holders	$8,339	$8,339	$11,000	$11,000	$6,627	$6,627
Weighted average shares outstanding	15,117,871	15,117,871	13,921,456	13,921,456	9,409,145	9,409,145
Effect of dilutive securities
Common stock equivalents	—	226,283	—	338,155	—	304,147
Unvested stock awards	—	6,705	—	18,014	—	144,752
Adjusted weighted average shares used in earnings per share calculation	15,117,871	15,350,859	13,921,456	14,277,625	9,409,145	9,858,044
Earnings per share	$0.55	$0.54	$0.79	$0.77	$0.70	$0.67

7.                 Investment Securities

HTM and AFS investment securities at June 30, 2007 and 2006 consisted of the following:

	June 30, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$16,253	$4	$(414)	$15,843
FHLMC	11,839	—	(455)	11,384
CMOs	60,271	—	(1,010)	59,261
Total held to maturity	88,363	4	(1,879)	86,488
Available for sale:
US government agency securities	35,285	—	(1,077)	34,208
Municipal bonds	30,585	55	(635)	30,005
Mortgage-backed securities:
FNMA	38,007	5	(1,050)	36,962
FHLMC	35,833	2	(1,028)	34,807
GNMA	—	—	—	—
CMOs	22,080	20	(331)	21,769
Corporate debt securities	19,978	73	(625)	19,426
Equities	11,464	69	(371)	11,162
Total available for sale	193,232	224	(5,117)	188,339
Total securities	$281,595	$228	$(6,996)	$274,827

	June 30, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$18,639	$—	$(779)	$17,860
FHLMC	14,567	—	(765)	13,802
CMOs	72,355	—	(1,930)	70,425
Total held to maturity	105,561	—	(3,474)	102,087
Available for sale:
US government agency securities	35,473	—	(1,176)	34,297
Municipal bonds	9,105	90	(68)	9,127
Mortgage-backed securities:
FNMA	52,181	13	(2,054)	50,140
FHLMC	47,153	6	(1,988)	45,171
GNMA	4,189	4	(35)	4,158
CMOs	29,059	—	(561)	28,498
Corporate debt securities	14,419	24	(235)	14,208
Equities	11,642	69	(385)	11,326
Total available for sale	203,221	206	(6,502)	196,925
Total securities	$308,782	$206	$(9,976)	$299,012

Proceeds from the sales of securities available for sale for the years ended June 30, 2007, 2006, and 2005 were $47.8 million, $103.3 million, and $51.3 million, respectively. Gross gains of $279 thousand, $533 thousand, and $415 thousand were realized in fiscal 2007, 2006, and 2005, respectively. There were gross losses of $51 thousand, $1.5 million, and $342 thousand for fiscal 2007, 2006 and 2005, respectively. Additionally, there were no recognized losses in fiscal 2007, 2006 or fiscal 2005 resulting from other than temporary declines in values of certain equity securities.

As a result of the Company’s de-leveraging strategy implemented as a result of the Merger, $34.9 million in held-to-maturity (HTM) securities were liquidated. This was performed in accordance with the provisions of SFAS No. 115, which allows for a sale of HTM securities coincident with a merger to allow the Company to maintain its interest rate sensitivity immediately prior to the merger. The Company realized a net gain of approximately $181 thousand on the sale of the securities in fiscal year 2006. This gain is reflected in loss (gain) on sale of securities available for sale and trading on the consolidated statements of cash flow.

At June 30, 2007, securities with a total carrying value of $23.7 million are held as collateral for the Company’s reverse repurchase arrangements. Accrued interest receivable on securities amounted to $1.5 million at June 30, 2007 and 2006.

The amortized cost and estimated fair value of investment securities held to maturity, investment securities and available for sale at June 30, 2007, by contractual maturity, are shown below.

	1 year or less	After 1 year but less than 5 years	After 5 years but less than 10 years	After 10 years or with no stated maturity	Total
	(Dollars in thousands)
US government agency securities	$—	$4,446	$9,752	$20,010	$34,208
Mortgage-backed securities	6,392	81,913	23,742	67,979	180,026
Municipal bonds	1,645	576	3,476	24,308	30,005
Corporate bonds	—	—	1,193	18,233	19,426
Equity securities	—	—	—	11,162	11,162
Total securities at fair value	$8,037	$86,935	$38,163	$141,692	$274,827
Total securities at amortized cost	$8,150	$88,778	$39,626	$145,041	$281,595

The Company must maintain ownership of specified amounts of stock as a member of the Federal Home Loan Bank of Pittsburgh (“FHLB”). The Company’s ownership of FHLB stock was $11.4 million and $16.9 million as of June 30, 2007 and 2006, respectively.

For mortgage-backed securities, expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligation. Of the Company’s $34.2 million of U.S. Government and Government agency securities at June 30, 2007, none are callable within one year.

As described in note 12, certain investment securities available for sale are maintained to collateralize advances from the FHLB.

Provided below is a summary of investment securities classified as held to maturity and available-for-sale which were in an unrealized loss position at June 30, 2007 and 2006. Approximately $3.4 million, or 66.0%, of the unrealized loss at June 30, 2007 was comprised of securities in a continuous loss position for twelve months or more, which consisted of equity securities as compared to $255 thousand, or 4.1%, at June 30, 2006. A significant portion of these equity securities represents mutual fund investments backed primarily by investments in adjustable-rate mortgage-backed securities. The Company does not intend to dispose of these securities and does not believe that they are permanently impaired. Further, the Company believes the deterioration in value is attributable to changes in market conditions as the loss relates to certain mutual fund investments and not the credit quality of the issuer.

	June 30, 2007
	Under One Year		One Year or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities
FNMA	$—	$—	$15,007	$(414)
FHLMC	—	—	11,384	(455)
CMOs	—	—	59,261	(1,010)
Total held to maturity	—	—	85,652	(1,879)
Available for sale:
US government agency securities	18,625	(777)	15,583	(300)
Mortgage-backed securities
FNMA	1,077	(8)	35,105	(1,042)
FHLMC	—	—	34,053	(1,027)
CMOs	7,727	(83)	11,731	(249)
Corporate debt securities	8,257	(238)	3,036	(386)
Municipal bonds	15,795	(636)	—	—
Equity securities	—	—	10,511	(371)
Total available for sale	51,481	(1,742)	110,019	(3,375)
Total securities	$51,481	$(1,742)	$195,671	$(5,254)

	June 30, 2006
	Under One Year		One Year or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities
FNMA	$17,860	$(779)	$—	$—
FHLMC	13,802	(765)	—	—
CMOs	70,425	(1,930)	—	—
Total held to maturity	102,087	(3,474)	—	—
Available for sale:
US government agency securities	34,297	(1,176)	—	—
Mortgage-backed securities
FNMA	49,317	(2,054)	—	—
FHLMC	43,962	(1,988)	—	—
GNMA	4,158	(35)	—	—
CMOs	28,480	(561)	—	—
Corporate debt securities	7,916	(235)	—	—
Municipal bonds	5,656	(68)	—	—
Equity securities	2,320	(130)	8,304	(255)
Total available for sale	176,106	(6,247)	8,304	(255)
Total securities	$278,193	$(9,721)	$8,304	$(255)

Management does not believe any individual unrealized loss as of June 30, 2007 represents an other-than-temporary impairment. The temporary impairment is directly related to changes in market interest rates and/or rating downgrades. In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase. The severity of the impairment as a percent of the total investment position is nominal and the duration of the impairment to date is short. The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality. In evaluating the securities portfolio for impairment, the Company has considered analyst reports and sector credit ratings. None of the bonds in the Company’s securities portfolio are below investment grade. Additionally, the Company has the ability and intent to hold these securities until such time as the value recovers or the securities mature.

8.   Loans

Loans receivable as of June 30, 2007 and 2006 consisted of the following:

	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Mortgage loans:
Single-family	$273,247	$298,509
Multi-family & commercial real estate	316,681	326,268
Construction	93,180	112,774
Home equity	272,295	259,119
Total mortgage loans	955,403	996,670
Consumer loans	3,917	4,304
Commercial business loans	88,274	80,815
Total loans receivable	1,047,594	1,081,789
Allowance for loan losses	(12,210)	(16,737)
Deferred loan costs (fees), net	714	(1,170)
Loans receivable, net	$1,036,098	$1,063,882

Included in loans receivable are loans on non-accrual status in the amounts of $3.9 million, $15.5 million and $666 thousand at June 30, 2007, 2006 and 2005, respectively. Interest income that would have been recognized on such non-accrual loans during the years ended June 30, 2007, 2006 and 2005, had they been current in accordance with their original terms, was $224 thousand, $1.4 million, and $34 thousand, respectively. There were no loans that were 90 days or more delinquent for which the Company continued to accrue interest at June 30, 2007.

As of June 30, 2007, 2006 and 2005, the Company had impaired loans with a total recorded investment of $1.4 million, $12.8 million, and $121 thousand, respectively. Average impaired loans were $7.0 million, $5.0 million and $414 thousand for the years ended June 30, 2007, 2006 and 2005, respectively. Cash of $116 thousand, $281 thousand and $77 thousand was collected on these impaired loans during the years ended June 30, 2007, 2006 and 2005, respectively. Interest income of $0, $196 thousand, and $0 was recognized on such loans during the years ended June 20, 2007, 2006 and 2005, respectively. As of June 30, 2007, 2006 and 2005, there were no recorded investments in impaired loans for which there was a related specific allowance for credit losses.

The following is a summary of the activity in the allowance for loan losses for the years ended June 30, 2007, 2006 and 2005:

	For the year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Balance, beginning of the period	$16,737	$6,113	$5,220
Plus: Provisions for loan losses	653	3,205	1,232
Less charge-offs for:
Mortgage loans	(76)	(24)	(7)
Consumer loans	(277)	(62)	(22)
Commercial real estate loans	(1,848)	—	—
Commercial business loans	(3,185)	(47)	(316)
Total Charge-offs	(5,386)	(133)	(345)
Plus: Recoveries	206	615	6
Allowance acquired in the Merger	—	6,937	—
Balance, end of the period	$12,210	$16,737	$6,113

9.   Goodwill and Other Intangible Assets

The Company recorded goodwill of $1.0 million during 2007 relating to the acquisition of BeneServ and $93.2 million in 2006 that resulted from the Merger. The remaining goodwill balance, which approximates $848 thousand at June 30, 2007, relates to a branch acquisition in 1994. The net other intangible balance of $14.4 million at June 30, 2007 primarily resulted from the Merger as well as the customer intangible from the acquisition of BeneServ. The amortization expense of the other intangible assets for the fiscal year ended June 30, 2007 was $2.0 million.

The estimated aggregate amortization expense related to other intangibles for each of the five succeeding calendar years is:

Year ending	(Dollars in thousands)
June 30, 2008	$2,063
June 30, 2009	1,917
June 30, 2010	1,771
June 30, 2011	1,625
June 30, 2012	1,480
$8,856

10.   Property and Equipment

Property and equipment by major classification are summarized as follows:

		For the year ended June 30,
	Depreciable life	2007	2006
	(Dollars in thousands)
Land		$1,129	$1,129
Buildings	15 to 40 years	6,849	5,710
Furniture, fixtures and equipment	3 to 7 years	10,806	6,649
Total		18,784	13,488
Accumulated depreciation		(7,477)	(3,424)
Property and equipment, net		$11,307	$10,064

Depreciation expense for the years ended June 30, 2007, 2006 and 2005 amounted to $2.6 million, $1.8 million, and $955 thousand, respectively.

In February 2006, the Bank completed a sale-leaseback of eight of its branch offices resulting in the receipt of approximately $11.1 million in cash and an excess over book value of approximately $722 thousand. The premium attributed to the former First Financial branches of $194 thousand reduced oodwill while the balance of such premium of $528 thousand is deferred and amortized as a reduction of rent expense over the term of the leases.

11.   Deposits

Deposit balances by type consisted of the following at June 30, 2007, and 2006:

	June 30, 2007		June 30, 2006
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Savings accounts (passbooks, statements, clubs)	$87,565	8.0%	$101,119	9.9%
Money market accounts	403,487	36.9	338,451	33.2
Certificates of deposit less than $100,000	239,967	22.0	238,603	23.5
Certificates of deposit greater or equal to $100,000	94,705	8.7	63,024	6.2
Interest-bearing checking accounts	116,171	10.6	114,329	11.2
Non-interest-bearing checking accounts	151,160	13.8	162,864	16.0
Total	$1,093,055	100.0%	$1,018,390	100.0%

While certificates of deposit are frequently renewed at maturity rather than paid out, a summary of certificates of deposit by contractual maturity and rate at June 30, 2007 is as follows:

	Amounts maturing in
	Six months or less	Over six months through one year	Over one year through two years	Over two years through three years	Over three years
Interest rates:	(Dollars in thousands)
0.00% to 2.99%	$10,405	$3,920	$2,592	$567	$1,063
3.00% to 3.99%	8,711	3,805	2,020	1,275	985
4.00% to 4.99%	97,353	55,253	23,587	16,026	4,486
5.00% to 5.99%	51,140	41,575	4,976	2,932	1,176
6.00% and over	204	15	41	303	262
Total	$167,813	$104,568	$33,216	$21,103	$7,972

As of June 30, 2007 certificates of deposit contractual maturities are:

Year ending	(Dollars in thousands)
June 30, 2008	$272,382
June 30, 2009	33,215
June 30, 2010	21,104
June 30, 2011	3,246
June 30, 2012	3,177
Thereafter	1,548
$334,672

Interest expense on deposits for the years ended June 30, 2007, 2006 and 2005 consisted of the following:

	For the year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Savings accounts	$15,460	$6,808	$411
Checking accounts	349	1,962	2,687
Certificates of deposit	12,889	9,706	6,833
Total	$28,698	$18,476	$9,931

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

At June 30, 2007, the Company’s FHLB advances have contractual maturities as follows:

	Amount outstanding	Weighted average rate
	(dollars in thousands)
Due by:
June 30, 2008	$14,636	3.5%
June 30, 2009	27,459	3.9
June 30, 2010	9,032	4.9
June 30, 2011	23,242	5.3
June 30, 2012	29,675	4.4
Thereafter	86,019	4.0
Total	$190,063	4.2%

At June 30, 2007, $152.5 million of the above advances were callable at the direction of the FHLB within certain parameters, of which $107.5 million could be called within one year. Included in the $152.5 million are $47.5 million in advances which could only be called if an index reaches a certain strike rate. At June 30, 2007, these advances were between approximately 2.13 % and 4.25% from the strike rate.

13.   Trust Preferred Securities and Other Borrowings

Effective with the acquisition of Chester Valley, the Company assumed the liability for $10.5 million of Junior Subordinated Debentures to the Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owned all of the common equity as a result of the acquisition of Chester Valley. The Trust issued $10.0 million of Trust Preferred Securities to investors, which were secured by the Junior Subordinated Debentures and the guarantee of the Company. These Trust Preferred Securities were redeemed by the Company on March 26, 2007 in accordance with the Trust Agreement.

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

The Bank utilizes outside borrowings to supplement its funding needs. At June 30, 2007, the Bank had $20.0 million outstanding in repurchase agreements with a weighted average interest rate of 4.50%. The underlying securities collateralizing these repurchase agreements had a market value of $23.7 million at June 30, 2007.

14.          Income Taxes

Income tax expense for the years ended June 30, 2007, 2006 and 2005 consisted of the following:

		Current	Deferred	Total
		(Dollars in thousands)
For the year ended June 30, 2007	Federal	$1,453	$1,926	$3,379
	State	17	—	17
	Total	$1,470	$1,926	$3,396
For the year ended June 30, 2006	Federal	$2,646	$2,586	$5,232
	State	24	—	24
	Total	$2,670	$2,586	$5,256
For the year ended June 30, 2005	Federal	$3,050	$2	$3,052
	State	—	—	—
	Total	$3,050	$2	$3,052

The expense (benefit) for income taxes differed from that computed at the statutory federal corporate rate for the years ended June 30, 2007, 2006 and 2005 as follows:

	For the year ended June 30,
	2007		2006		2005
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
	(Dollars in thousands)
At statutory rate	$4,009	34.0%	$5,716	35.0%	$3,324	34.0%
State tax, net of federal tax benefit	11	0.1	15	0.1	—	—
Low income housing credits	(162)	(1.4)	(154)	(0.9)	(29)	(0.3)
Tax-exempt interest	(601)	(5.1)	(269)	(1.6)	(280)	(2.9)
Meals and entertainment	11	0.1	6	0.0	6	0.1
BOLI	(152)	(1.3)	(130)	(0.8)	(65)	(0.7)
Dividends on ESOP shares	(93)	(0.8)	(106)	(0.7)	(108)	(1.1)
ESOP compensation expense	138	1.2	174	1.1	196	2.0
Stock based compensation	16	0.1	107	0.7	—	—
Change in statutory federal tax rate	73	0.6	(93)	(0.6)	—	—
Other	146	1.3	(10)	(0.1)	8	0.1
Income tax expense	$3,396	28.8%	$5,256	32.2%	$3,052	31.2%

Significant deferred tax assets and liabilities included in other assets and liabilities of the Company as of June 30, 2007 and 2006 are as follows:

	June 30,
	2007	2006
	(Dollars in thousands)
Deferred loan fees	$84	$115
Retirement plan reserves	488	586
Employee benefits	234	222
Uncollected interest	78	274
Book bad debt reserves	4,274	6,024
Unrealized loss on available for sale securities	1,712	1,966
Investment impairment reserves	1,360	1,504
Loan discounts	66	325
Sale/Leaseback	159	167
Purchase accounting fair value adjustments	88	292
Fixed asset write-downs	—	299
Investment in joint venture	236	188
Net operating loss carryover	—	196
Low income housing credit carryover	397	—
AMT credit carryover	182	—
Other, net	223	206
Gross deferred tax assets	9,581	12,364
Intangible asset amortization	(3,022)	(3,534)
Depreciation	(372)	(411)
Other	(99)	(151)
Gross deferred tax liabilities	(3,493)	(4,096)
Net tax deferred asset	$6,088	$8,268

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

At June 30, 2007, the Company had $397 thousand in low income housing tax credit carry-forwards. These carry-forwards expire in June 2017.

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

At June 30, 2007, the Bank’s total federal pre-1988 tax bad debt reserve was approximately $8.9 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

15.          Benefit Plans

401(k) Plan

The Bank’s benefit plans cover all eligible employees and permits them to make certain contributions to their 401(k) accounts in the plan on a pretax basis. Effective January 1, 2006, employees are permitted to contribute up to 25% of their salary to this plan. The Company matches every dollar contributed up to 4% of salary, plus 50% of the amount of an employees’ salary reductions in excess of 4% of salary, but not in excess of 6% of salary. The expense related to the 401(k) portion of this plan was $628 thousand, $255 thousand, and $70 thousand for the years ended June 30, 2007, 2006 and 2005, respectively.

Employee Stock Ownership Plan

On December 23, 1998, the Company adopted an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed $1.8 million from the Company and used the funds to purchase 429,207 shares (179,270 shares pre-exchange) of the Company’s common stock. The loan has an interest rate of 7.75% and has an amortization schedule of 15 years. In April 2002, an additional ESOP loan was made of $5.1 million to purchase an additional 538,787 shares of the Company’s common stock issued in its “second step” reorganization. This loan has an interest rate of 4.75% and an amortization schedule of 15 years. Shares purchased are held in a suspense account for allocation among the participants as the loans are repaid. Effective January 31, 2000, the Company merged the 401(k) Plan and ESOP. Contributions to the ESOP portion of the 401(k)/ESOP and shares released from the loan collateral will be in an amount proportional to repayment of the original ESOP loans. Shares are allocated to participants based on compensation as described in the 401(k)/ESOP Plan Documents, in the year of allocation. At June 30, 2007, there were 431,791 ESOP shares allocated to participants, representing a fair value of $2.8 million, in addition, there were 32,267 shares committed to be released. The Company recorded compensation expense of $890 thousand, $955 thousand and $1.0 million for the ESOP for the years ended June 30, 2007, 2006 and 2005, respectively.

Supplemental Retirement Plans

Effective June 30, 1998, the Company adopted non-qualified supplemental retirement plans for the Company’s Board of Directors (the “Directors’ Plan”) and for the Company’s former president (the “President’s Plan”). The Directors’ Plan provided for fixed annual payments to qualified directors for a period of ten years from retirement. Benefits to be paid accrued at the rate of 20% per year on completion of six full years of service, with full benefit accrual at ten years of service. At the time these plans were adopted credit was given for past service. The President’s Plan provides for payments for a period of ten years beginning at retirement based on a percentage of annual compensation not to exceed an established cap. Full benefits become accrued at age 68 with partial vesting prior thereto. Both plans provide for full payments in the event of a change in control of the Company. The Directors’ Plan and President’s Plan are intended to be, and are, unfunded. The accrued liability of the Directors’ Plan and the President’s Plan were $779 thousand and $481 thousand and $965 thousand and $710 thousand at June 30, 2007 and 2006, respectively.

In November 2005, the Company terminated its Directors Retirement Plan and the Directors Incentive Compensation Plan, at which time the directors became fully vested in their accrued benefit as of October 31, 2005, under the Directors Retirement Plan. The Company’s former President has retired and is fully vested in the President’s Plan.

16.          Commitments and Contingencies

At June 30, 2007 and 2006, the Company was committed to fund loans as follows:

	June 30,
	2007	2006
	(Dollars in thousands)
Loans with fixed interest rates	$21,316	$5,923
Loans with variable interest rates	6,041	8,824
Total commitments to fund loans	$27,357	$14,747

Financial Instruments With Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments (see Note 4 above). At June 30, 2007 and June 30, 2006, respectively, the Company was committed to the funding of first mortgage loans of $15.3 million and $9.9 million, respectively, construction loans of $48.7 million and $61.6 million, respectively, commercial real estate loans of $1.8 million and $5.7 million, respectively, lines of credit of $164.8 million and $146.0 million, respectively, and standby letters of credit of $16.8 million and $9.0 million, respectively.

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

On May 12, 2003, the Company entered into a sales and servicing master agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”). The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement. Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605 thousand. The Company has sold $16.6 million in loans under this agreement and had a maximum credit risk exposure of $461 thousand at June 30, 2007. The fair value of these guarantees was determined to be $0 at June 30, 2007.

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

FFB is a party to three civil actions relating to some of the revenue bonds which are the subject of the SEC investigation described above. On August 30, 2005, a writ of summons was filed by the Boyertown Area School District (“Boyertown”) in the Court of Common Pleas, Montgomery County, Pennsylvania commencing a civil action against, inter alia, FFB. Boyertown Area School District v. First Financial Bank et. al., No. 0521799. A complaint was filed on November 9, 2005, asserting the following claims against FFB: Breach of Trust Indenture and Fiduciary Duties (Count 1), Breach of Fiduciary Duties (Count 2), Civil Conspiracy (Count 3), and Concerted Action (Count 4). On September 19, 2005, Red Lion Area School District (“Red Lion”) filed a complaint in the Court of Common Pleas, York County, Pennsylvania, against inter alia, FFB. Red Lion Area School District v. Bradbury et. al., No. 2005-SU1656Y01; No. 2005SU2544Y01. This case has been transferred to the Court of Common Pleas of Montgomery County, Pennsylvania, and an amended complaint was filed on October 18, 2006. The amended complaint asserts the following claims against FFB: Declaratory Judgment (Count 15), Breach of Trust Indenture (Count 16), Civil Conspiracy (Count 17), Civil Conspiracy—Alternative Legal Basis (Count 18), Breach of Common Law Duties as Trustee (Count 19), Tortious Action in Concert/Aiding and Abetting Fraud (Count 20), Breach of Trust Indenture (Count 21), Breach of Fiduciary Duties (Count 22), Vicarious Liability and Respondeat Superior (Count 23), Unjust Enrichment (Count 24), and Unjust Enrichment (Count 25). On March 16, 2006, Perkiomen Valley School District (“Perkiomen”) filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania, against, inter alia, FFB Perkiomen Valley School District v. First Financial Bank et.al., No. 0606533. The complaint asserts the following claims against FFB: Breach of Trust Indenture (Count 1), Breach of Fiduciary Duties (Count 2), Vicarious Liability and Respondeat Superior (Count 3), Civil Conspiracy (Count 4), and Concert of Action (Count 5). The actions have been consolidated for discovery and case management purposes, but not for trial. The Bank’s answers were provided on September 6, 2007, with respect to the Red Lion matter, and September 10, 2007, with respect to the Boyertown and Perkiomen matters. Discovery is in its initial stages. The Company believes the above noted lawsuits are without merit and intends to vigorously defend itself in the suits.

On June 16, 2007, Cincinnati Insurance Company (“Cincinnati”) commenced a declaratory judgment action in federal court against the Bank, Red Lion, Boyertown, and Perkiomen seeking a declaration that Cinncinnati is not obligated to provide insurance coverage to the Bank in connection with the SEC subpoena and the litigation brought by Red Lion, Boyertown, and Perkiomen: Cincinnati Insurance Company v. First Financial Bank et al., 07-02389 (E.D. Pa.). The Bank’s answer was provided on September 20, 2007.

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

Other Commitments

In connection with the operation of 29 of its banking offices and an operations center, the Company leases certain office space. The leases are classified as operating leases, with rent expense of $2.9 million, $2.0 million, and $837 thousand for the years ended June 30, 2007, 2006 and 2005, respectively. Minimum payments over the remainder of the leases are summarized as follows:

Minimum lease payments
(Dollars in thousands)
Year ended:
June 30, 2008	$2,791
June 30, 2009	2,644
June 30, 2010	2,282
June 30, 2011	2,145
June 30, 2012	1,914
Thereafter	17,394
Total	$29,170

17.          Accounting for Derivative Instruments and Hedging

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. In accordance with SFAS No. 133, “Accounting for Derivative Instruments,” the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge. The Company also assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in the statement of operations within interest income or interest expense. For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the statement of operations as the hedged item. In addition, the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the statement of operations.

As part of the Merger, the Company assumed the responsibility for a $20 million notional interest rate swap whereby the Company paid a variable rate and received a fixed rate. The interest rate swap had been used to hedge certain Federal Home Loan Bank borrowings of the former Chester Valley. On the date of the Merger, the interest rate swap and the hedged borrowings were marked to fair value in purchase accounting. In September 2005, the hedged borrowings were repaid and $10 million notional amount of the interest rate swap was unwound with the counter-party. After performing the appropriate documentation of the derivative instrument, the Company designated the remaining $10 million notional amount interest rate swap as a fair value hedge of certain existing borrowings of Willow Financial Bank. The swap had the effect of converting a fixed rate borrowing to an adjustable rate borrowing. During the quarter ended December 31, 2005, the derivative instrument ceased to be a highly effective hedge; therefore, the Company discontinued hedge accounting resulting in a pre-tax charge of $47 thousand. The interest rate swap was unwound in February 2006 without resulting in any additional impact to the statement of operations. The basis adjustment that was previously recorded on the hedged borrowing that is recorded in the statement of financial condition is amortized as an increase in interest expense over the remaining life of the borrowing using the interest method.

Additionally, in August 2003, Chester Valley purchased a $30.0 million notional amount 3.50% six month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% six-month LIBOR interest rate cap (“Interest Rate Corridor”) which was to expire in August 2008. Chester Valley paid a net premium, which entitled it to receive the difference between six-month LIBOR from 3.50% up to 6.00% applied to the $30.0 million notional amount. Upon consummation of the Merger, the Company assumed the Interest Rate Corridor and designated it to hedge certain borrowings of Willow Financial Bank, which were variable in nature and indexed to six-month LIBOR. The Interest Rate Corridor was being used to hedge the cash flows of this borrowing. Prior to October 23, 2006, the Interest Rate Corridor reduced the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor had two components: the intrinsic value and the time value of the option. The Interest Rate Corridor was marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income, and the change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined.

On October 23, 2006, the Company unwound the Interest Rate Corridor and recognized a gain of $804 thousand in the statement of operations upon repayment of the $30 million FHLB advance.

At June 30, 2007, the Company had five interest rate swap arrangements used to hedge specific loans originated by the Bank for which the transactions were economically beneficial to the Bank in passing along the interest rate risk to the borrower. The swaps effectively convert the rates from a floating rate based on LIBOR to a fixed rate throughout the life of the underlying loans. At June 30, 2007, the total outstanding notional amount on these swaps was $9.3 million. The weighted average floating and fixed rates on these transactions were 4.6% and 5.3%, respectively at June 30, 2007. The Company lacked sufficient documentation for these transactions to receive hedge accounting treatment. As such, the Bank has recorded a net receivable of $196 thousand in other assets on the statements of financial condition at June 30, 2007. The change in the fair value of the interest rate swaps is included as a component of other income on the consolidated statements of income.

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

At June 30, 2007, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2007
Tangible capital	$122,710	8.5%	$21,734	1.5%	$28,979	2.0%
(to tangible assets)
Core capital	122,710	8.5%	57,958	4.0%	72,447	5.0%
(to adjusted tangible assets)
Tier I capital	122,710	12.7%	N/A	N/A	57,769	6.0%
(to risk-weighted assets)
Risk-based capital	134,284	14.0%	77,025	8.0%	96,282	10.0%
(to risk-weighted assets)
As of June 30, 2006
Tangible capital	$114,061	7.8%	$22,028	1.5%	$29,370	2.0%
(to tangible assets)
Core capital	114,061	7.8%	58,711	4.0%	73,426	5.0%
(to adjusted tangible assets)
Tier I capital	114,061	11.9%	N/A	N/A	57,165	6.0%
(to risk-weighted assets)
Risk-based capital	125,569	13.2%	76,220	8.0%	95,274	10.0%
(to risk-weighted assets)

In its letter approving the merger of Willow Financial Bank and First Financial Bank, the Office of Thrift Supervision (“OTS”), as one of the conditions for approval, indicated that, for the periods ending December 31, 2005, 2006, and 2007, Willow Financial Bank must have tier one core capital ratios at least equal to 6.50%, 6.75%, and 7.25%, respectively, and total risk-based capital equal to 11.97%, 12.02% and 12.40%, respectively. Willow Financial Bank must also submit to the Office of Thrift Supervision, quarterly status reports detailing its compliance with the conditions on regulatory capital outlined in its approval letter. The Office of Thrift Supervision’s conditions for approval of the Bank Merger also indicated that, for the periods ending December 31, 2005, 2006, and 2007, Willow Financial Bancorp must have consolidated tangible capital ratios at least equal to 5.14%, 5.59% and 6.12%, respectively. The Bank and the Company currently exceed all of these requirements.

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

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at June 30, 2007 and 2006:

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

Trust Preferred Securities

Fair value was determined using discounted cash flow analysis based on changes in the market rates since date of issuance.

Commitments to Extend Credit

The majority of the Company’s commitments to extend credit carry current interest rates if converted to loans. Because commitments to extend credit are generally not assignable by the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts.

The carrying amounts and estimated fair values of the Company’s financial instruments, including off-balance sheet financial instruments, at June 30, 2007 and 2006, are as follows:

	June 30, 2007		June 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$58,728	$58,728	$37,219	$37,219
Trading securities	1,176	1,176	902	902
Securities available for sale	188,339	188,339	196,925	196,925
Securities held to maturity	88,363	86,488	105,561	102,087
Loans available for sale	8,075	8,075	2,635	2,635
Loans, net	1,036,098	1,020,289	1,063,882	1,056,425
Accrued interest receivable	6,738	6,738	6,647	6,647
Liabilities:
Deposits with no stated maturities	758,383	758,383	683,611	683,611
Certificates of deposit	334,672	315,561	301,627	301,627
FHLB Advances	190,063	183,429	282,717	275,970
Trust preferred securities	25,525	24,537	36,149	36,149
Accrued interest payable	2,223	2,223	2,205	2,205

	Contract Amount	Fair Value	Contract Amount	Fair Value
Off balance sheet financial instruments:
Commitments to extend credit	$38,259	$—	$14,747	$—
Standby letters of credit	$16,772	$—	$9,012	$—

20.          Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Year ended June 30, 2007
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Other comprehensive income:
Unrealized holding gains during the period	$1,638	$(587)	$1,051
Reclassification adjustment for gains included in net income	(228)	80	(148)
Gain on termination of interest rate corridor	(804)	281	(523)
Net unrealized loss on cash flow hedge	(376)	133	(243)
Total other comprehensive income	$230	$(93)	$137

	Year ended June 30, 2006
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Unrealized holding losses during the period	$(5,298)	$1,874	$(3,424)
Reclassification adjustment for losses included in net income	970	(340)	630
Net unrealized gain on cash flow hedge	777	(272)	505
Total other comprehensive loss	$(3,551)	$1,262	$(2,289)

	Year ended June 30, 2005
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Other comprehensive income:
Unrealized (losses) gains on securities available for sale:
Unrealized holding gains during the period	$1,749	$(688)	$1,061
Reclassification adjustment for gains included in net income	73	(24)	49
Total other comprehensive income	$1,822	$(712)	$1,110

21.          Segment Information

Under the definition of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related  Information,”  the Company has two operating segments at June 30, 2007 and 2006; Willow Financial Bank and WIS. The Willow Financial Bank segment primarily provides loan and deposit services to commercial and retail customers through its network of 29 branch locations. The WIS segment, which was acquired on August 31, 2005 in connection with the Merger, operates a full service investment advisory and securities brokerage firm.

Segment information for the twelve months ended June 30, 2007 and 2006 is as follows:

	Year ended June 30,
	2007			2006
	Bank	WIS	Total	Bank	WIS	Total
	(Dollars in thousands)
Interest income	$86,273	$—	$86,273	$81,530	$—	$81,530
Interest expense	41,268	—	41,268	32,238	—	32,238
Net interest income	45,005	—	45,005	49,291	1	49,292
Non-interest income	10,189	2,309	12,498	5,558	2,089	7,647
Depreciation expense	2,598	—	2,598	1,837	—	1,837
Income tax expense	3,262	134	3,396	5,256	124	5,256
Total net income	8,116	279	8,395	10,722	230	11,076
Total assets	1,550,141	203	1,550,344	1,576,246	814	1,577,060

22.          Parent Company Financial Information (Willow Financial Bancorp, Inc.)

Condensed Statements of Financial Condition

	At June 30, 2007	At June 30, 2006
	(Dollars in thousands)
Assets:
Cash on deposit with subsidiaries	$1,108	$5,214
Note receivable from subsidiary	4,770	5,182
Investment in subsidiaries	218,648	206,076
Investment securities
Trading	1,176	902
Available for sale (amortized cost of $789 and $10,967, respectively)	827	10,881
Goodwill	6,526	6,526
Other assets	3,540	4,974
Total assets	$236,595	$239,755
Liabilities and stockholders’ equity:
Subordinated debentures	$25,744	$36,198
Other liabilities	5,516	159
Total liabilities	31,260	36,357
Total stockholders’ equity	205,335	203,398
Total liabilities and stockholders’ equity	$236,595	$239,755

Condensed Statements of Income

	For the year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Interest income:
Interest and dividend income	$542	$401	$182
Total interest and dividend income:	542	401	182
Non-interest income:
Realized gain (loss) on investments	49	51	(57)
Other income	2	48	—
Total non-interest income	51	99	(57)
Total income	593	500	125
Expense:
Professional fees	14	281	452
Stationery and printing	—	27	28
Consulting services	—	38	744
Interest expense on subordinated debentures	2,434	1,109	—
Investor relations	14	70	134
Other expense	350	269	208
Total expense	2,812	1,794	1,566
Loss before taxes	(2,219)	(1,294)	(1,441)
Income tax benefit	(129)	—	(491)
Loss before equity in income of subsidiary	(2,090)	(1,294)	(950)
Equity in income of subsidiary	10,485	12,370	7,676
Net income	$8,395	$11,076	$6,726

Condensed Statements of Cash Flows

	For the year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Cash flow from operating activities:
Net income:	$8,395	$11,076	$6,726
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(10,485)	(12,370)	(7,676)
Realized (gain) loss on investments	(49)	(51)	57
Decrease (increase) in other assets	1,051	208	(1,353)
Purchase of trading account securities	(274)	(574)	(53)
Increase (decrease) in other liabilities	5,357	(191)	(60)
Net cash from (used in) operating activities	3,995	(1,902)	(2,359)
Cash flows from investing activities:
Purchase of securities available for sale	—	(10,007)	(5,036)
Proceeds from sales and calls of securities available for sale	10,257	4,737	—
Net repayment of notes receivable	412	383	13,655
Net cash used for acquisition	—	(35,032)	—
Net cash provided by (used in) investing activities	10,669	(39,919)	8,619
Cash flows from financing activities:
Capital contribution to subsidiaries	—	(15,000)	—
Dividends received from subsidiary	—	42,030	—
Proceeds from stock issuance	1,392	1,275	285
Proceeds from issuance of subordinated debentures	—	25,000	—
Repayment of trust preferred securities	(10,000)	—	—
Treasury stock purchases	(3,242)	(179)	(2,595)
Dividends paid	(6,920)	(6,218)	(4,196)
Net cash (used in) provided by financing activities	(18,770)	46,908	(6,506)
Net (decrease) increase in cash and cash equivalents	(4,106)	5,087	(246)
Cash and cash equivalents at beginning of period	5,214	127	373
Cash and cash equivalents at end of period	$1,108	$5,214	$127

23.          Related Party Transactions

The Bank routinely enters into transactions with its directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than the normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties was $137 thousand and $283 thousand at June 30, 2007 and 2006, respectively, and all such loans were performing in accordance with their terms at such dates.

24.          Dividend Policy

The Company’s ability to pay dividends is dependent, in part, upon its ability to obtain dividends from the Bank. The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors of the Company out of funds legally available for that purpose. Such payment, however, will be subject to the regulatory restrictions set forth by the OTS. In addition, OTS regulations provides that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the capital distribution. During fiscal 2007, the Company paid cash dividends of $6.9 million, or $0.46 per share.

25.          Quarterly Financial Data

	For the quarter ended
	06/30/07	03/31/07	12/31/06	09/30/06
		(As restated)	(As restated)	(As restated)
	(Dollars in thousands, except per share data)
Total interest income	$21,712	$21,247	$21,424	$21,890
Total interest expense	10,679	10,390	10,441	9,758
Net interest income	11,033	10,857	10,983	12,132
Provision (recovery) for loan loss	753	—	—	(100)
Total non-interest income	3,506	2,928	3,338	2,726
Total non-interest expense	12,291	11,251	10,847	10,670
Income tax expense	178	812	1,039	1,367
Net income	1,317	1,722	2,435	2,921
Earnings per share
Basic	$0.09	$0.12	$0.16	$0.19
Diluted	$0.09	$0.11	$0.16	$0.19

	For the quarter ended
	06/30/06	03/31/06	12/31/05	09/30/05
	(Dollars in thousands, except per share data)
Total interest income	$22,561	$21,792	$21,605	$15,572
Total interest expense	9,326	8,586	7,971	6,355
Net interest income	13,235	13,206	13,634	9,217
Provision for loan loss	2,485	—	207	513
Total non-interest income	2,880	2,078	2,326	363
Total non-interest expense	10,290	9,503	9,767	7,842
Income tax expense	991	1,857	2,109	299
Net income	2,349	3,924	3,877	926
Earnings per share
Basic	$0.16	$0.25	$0.26	$0.08
Diluted	$0.15	$0.25	$0.26	$0.08

The results for the first through third quarters of the current fiscal year as reported on the Company’s Form 10-Q have been adjusted by the following amounts:

	For the quarter ended
	03/31/07	12/31/06	09/30/06
	(Dollars in thousands, except per share data)
Total interest income(a)	$(115.0)	$(87.0)	$(109.0)
Total interest expense(a)	347.0	386.0	273.0
Net interest income	(462.0)	(473.0)	(382.0)
Provision for loan losses	—	—	—
Total non-interest income(b)	18.0	131.0	32.0
Total non-interest expense(c)	(286.0)	143.0	(241.0)
Income tax expense(d)	(54.0)	(169.0)	(352.0)
Net income	(104.0)	(316.0)	(303.0)
Earnings per share:
Basic	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)	$(0.02)

(a)           Adjustments relate to items identified in various reconciliations for which reconciling items were not investigated in a timely manner.

(b)          Adjustments relate primarily to the change in the fair market value of various interest rate swaps as well as the recognition of a gain on a bond which was previously impaired but was no longer impaired as a result of a change in circumstances.

(c)           Adjustments relate primarily to the write-down of stale-dated items identified in reconciliations as well the accrual for paid time off.

(d)          Adjustments relate to the tax effect of the above noted items at a marginal tax rate of 34%.

(e)           A balance sheet reclassification of $9.9 million was recorded during the quarter ending June 30, 2007 from retained earnings to additional paid-in capital to properly reflect the stock dividend issued on February 23, 2007.

A balance sheet reclassification of $9.9 million was recorded from retained earnings to additional paid-in capital to properly reflect the stock dividend issued on February 23, 2007, revising the previously reported amounts.

Item 9A.     Controls and Procedures

9Aa. Disclosure Controls and Procedures

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation and the identification of the material weaknesses in the Company’s internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

In light of the material weaknesses described below, the Company performed additional analyses and other procedures to ensure that the consolidated financial statements included in this Form 10-K were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). As a result of these procedures, the Company concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s consolidated statements of financial condition, income, changes in stockholders’ equity and comprehensive income and cash flows for the periods presented in conformity with GAAP.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

9Ab. Internal Control over Financial Reporting

MANAGEMENT REPORT ON EFFECTIVENESS
OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company and the Bank is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In connection with the completion of our testing of the internal controls and a review of our financial statements for the year ended June 30, 2007, two deficiencies in internal control over financial reporting were identified that represent material weaknesses in our internal control over financial reporting as of June 30, 2007. These deficiencies are  (1) inadequate review and analysis of financial statement account reconciliations related to the support for the manual posting of accounting entries and the clearing of reconciling items in a timely manner and (2) improper application of accounting resources to effectively evaluate the financial reporting impact of significant matters including, but not limited to, interest rate swap transactions. These material weaknesses resulted in errors that were material to interest income, interest expense, non-interest income, non-interest expense, additional paid-in capital and retained earnings, including the related income tax expense effect, in each of the first three quarters’ financial statements for fiscal year 2007, which have been restated, and in the preliminary June 30, 2007 financial statements, which have been corrected prior to issuance of the financial statements included herein. Based on our evaluation under the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management concluded that our internal control over financial reporting was not effective as of June 30, 2007.  Our independent auditor, KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this report on Form 10-K, has issued a report on of the Company’s internal control over financial reporting. Their report appears in Item 8.

9Ac. Remediation Plan

In response to the material weaknesses noted above, the Company has commenced the following corrective actions to remediate the material weaknesses on an ongoing basis:

•       The Company has conducted a thorough assessment of the design of the reconciliation process as it relates to the posting of manual entries. Effective with the three-month period ending on September 30, 2007, the Company has revised its reconciliation process to require that all manual entries contain the appropriate detailed support, and the processing of such entries be approved by the Chief Accounting Officer and/or Chief Financial Officer. The approval of certain reconciliations in which the errors occurred will require the review and approval of the Chief Accounting Officer and/or Chief Financial Officer. Additionally, all reconciliation items are now required to be cleared within a 90-day period.  The Company believes that these procedures as well as certain other process enhancements will ensure accurate and timely completion of general ledger reconciliations with a level of precision to detect errors that in the future would be material to the Company’s financial statements if not so detected.

•       Management has developed procedures they believe are sufficient to ensure that future interest rate swap transactions will have proper documentation to provide for hedge accounting treatment under Statement of Financial Accounting Standards No. 133 or will not be accounted for as hedge transactions.

The Company’s Board of Directors is actively monitoring the above remediation efforts and may direct additional measures as deemed appropriate.

/s/ DONNA M. COUGHEY	/s/ JOSEPH T. CROWLEY
President and Chief Executive Officer	Chief Financial Officer
September 28, 2007	September 28, 2007

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the SEC (“Definitive Proxy Statement”).

The Company has adopted a code of ethics policy, which applies to its principal executive officer, principal financial officer, principal accounting officer, as well as its directors and employees generally. The Company will provide a copy of its code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to our shareholder relations administrator, Willow Financial Bancorp, Inc., 170 South Warner Road, Suite 300, Wayne, Pennsylvania 19087.

Item 11.                 Executive Compensation

The information required herein is incorporated by reference from the sections captioned “Management Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Definitive Proxy Statement.

The Compensation Committee Report included in the Definitive Proxy Statement should not be deemed filed or incorporated by reference into this filing or any other filing by the Company under the Exchange Act or Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management.   Information regarding security ownership of certain beneficial owners and management is incorporated by reference from “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information.   The following table provides information as of June 30, 2007 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 1999 and 2002 Stock Option Plans and 1999, 2002 and 2005 Recognition and Retention Plans, all of which were approved by our shareholders.

The table does not include information with respect to shares of common stock subject to outstanding options granted under equity compensation plans assumed by us in connection with the acquisition of Chester Valley Bancorp on August 31, 2005, which originally granted these options. Note 2 to the table sets forth the total number of shares of common stock issuable upon the exercise of assumed options as of June 30, 2007 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,069,013	(1)	$10.39	(1)	667,189
Equity compensation plans not approved by security holders	n/a		n/a		n/a
Total	1,069,013		$10.39		667,189

(1)          Includes 166,520 shares subject to restricted stock grants which were not vested as of June 30, 2007. The weighted-average exercise price excludes such restricted stock grants.

(2)          The table does not include information for equity compensation plans assumed by us in connection with the acquisition of Chester Valley Bancorp which originally established those plans. As of June 30, 2007, a total of 264,863 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $10.19 per share. No additional options may be granted under any assumed plans.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the sections captioned “Management Compensation—Related-Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Definitive Proxy Statement.

Item 14.                 Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Fees” in the Definitive Proxy Statement.

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

(3)          The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

Exhibit Index	Description
3.1	Articles of Incorporation, as amended, of Willow Financial Bancorp, Inc.(1)
3.2	Amended and Restated Bylaws of Willow Grove Bancorp, Inc. (as amended through August 31, 2005)(2)
4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc.(3)
4.1	Indenture, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as trustee(4)
4.2

Amended and Restated Declaration of Trust of Willow Grove Statutory Trust I, dated as March 31, 2006, among Willow Grove Bancorp, Inc., as sponsor, U.S. Bank National Association, as institutional trustee, and the administrators named therein(4)

4.3	Guarantee Agreement, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as guarantee trustee(4)
10.1	Employment Agreement, dated July 15, 2005, by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Donna M. Coughey(2)
10.2	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr.(5)
10.3	Employment Agreement, dated July 15, 2005, by among Willow Grove Bancorp, Inc., Willow Grove Bank and Joseph T. Crowley(2)
10.4	Employment Agreement, dated November 25, 2002, between First Financial Bank and Michael J. Sexton(6)*
10.5	Form of Employment Agreement entered into between Willow Grove Bank and Ammon J. Baus(7)*
10.6	Form of Employment Agreement entered into between Willow Grove Bank and each of Matthew D. Kelly and Colin N. Maropis(8)
10.7	Form of Change in Control Severance Agreement between Willow Grove Bank and William Byrne(8)
10.8	Supplemental Retirement Agreement(9)*
10.9	Non-Employee Directors’ Retirement Plan (as amended 2002) and amendment No. 1 thereto(10)*
10.10	1999 Stock Option Plan(11)*
10.11	1999 Recognition and Retention Plan and Trust Agreement(11)*

10.12	2002 Stock Option Plan(12)*
10.13	2002 Recognition and Retention Plan and Trust Agreement(12)*
10.14	Deferred Compensation Plan(13)*
10.15	Chester Valley Bancorp Inc. 1993 Stock Option Plan, as amended(14)*
10.16	Chester Valley Bancorp Inc. 1997 Stock Option Plan, as amended(15)*
10.17	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis(8)
10.18	First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto(16)
10.19	First Financial Bank 2005 Executive Deferred Compensation Plan, and amendments thereto(16)
10.20	First Financial Bank Board of Directors Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendments thereto(16)
10.21	First Financial Bank 2005 Board of Directors Deferred Compensation Plan, and amendments thereto(16)
10.22	Change in Control Severance Agreement Between Willow Grove Bank and Allen L. Wagner(17)
10.23	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Neil Kalani(18)
10.24	Change in Control Severance Agreement, dated January 18, 2006, between Willow Grove Bank and Patrick Killeen(18)
10.25	Willow Grove Bancorp, Inc. 2006 Supplemental Executive Retirement Plan(19)
10.26	2005 Recognition and Retention Plan and Trust Agreement(20)
10.27	Agreement between the Company, the Bank and Thomas J. Sukay, dated December 8, 2006(21)
10.28	Memorandum Agreement between the Company, the Bank and William M. Wright, dated December 27, 2006(21)
10.29	Employment Agreement, dated June 8, 2007, between Willow Financial Bank and Thomas J. Saunders(22)
10.30	Amended and Restated Employment Agreement, dated June 8, 2007, between Willow Financial Bank and G. Richard Bertolet(22)
21.0	Subsidiaries of the Registrant—Reference is made to “Item 1. Business—Subsidiaries” for the required information
23.0	Consent of KPMG LLP
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

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

       (8) Incorporated by reference from the Company’s Form 10-K for the year ended June 30, 2005, filed with the SEC on September 19, 2005 (SEC File No. 000-49706)

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

(18) Incorporated by reference from the Company’s Form 8-K, dated as of January 18, 2006 and filed with the SEC on January 20, 2006 (SEC File No. 000-49706).

(19) Incorporated by reference from the Company’s Form 8-K, dated as of March 28, 2006 and filed with the SEC on April 3, 2006 (SEC File No. 000-49706).

(20) Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 5, 2005 (SEC File No. 000-49706).

(21) Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 9, 2007 (SEC File No. 000-49706).

(22) Incorporated by reference from the Company’s Form 8-K, dated as of June 8, 2007 and filed with the SEC on June 13, 2007 (SEC File No. 000-49706).

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

/s/ DONNA M. COUGHEY	September 28, 2007
Donna M. Coughey
President, Chief Executive Officer and Director
/s/ JOSEPH T. CROWLEY	September 28, 2007
Joseph T. Crowley
Chief Financial Officer
/s/ NEELESH KALANI	September 28, 2007
Neelesh Kalani
Chief Accounting Officer
/s/ MADELEINE WING ADLER	September 28, 2007
Madeleine Wing Adler
Director
/s/ JOHN J. CUNNINGHAM, III	September 28, 2007
John J. Cunningham, III
Director
/s/ GERARD F. GRIESSER	September 28, 2007
Gerard F. Griesser
Director
/s/ CHARLES F. KREMP, 3RD	September 28, 2007
Charles F. Kremp, 3rd
Director
/s/ WILLIAM W. LANGAN	September 28, 2007
William W. Langan
Director

/s/ ROSEMARY C. LORING, ESQ.	September 28, 2007
Rosemary C. Loring, Esq.
Chair of the Board
/s/ FREDERICK A. MARCELL, JR.	September 28, 2007
Frederick A. Marcell Jr.
Director
/s/ ROBERT J. MCCORMACK	September 28, 2007
Robert J. McCormack
Director
/s/ JAMES E. MCERLANE	September 28, 2007
James E. McErlane
Director
/s/ A. BRENT O’BRIEN	September 28, 2007
A. Brent O’Brien
Director
/s/ SAMUEL H. RAMSEY, III	September 28, 2007
Samuel H. Ramsey, III
Director
/s/ EMORY S. TODD	September 28, 2007
Emory S. Todd
Director
/s/ WILLIAM B. WEIHENMAYER	September 28, 2007
William B. Weihenmayer
Director