Form 10-K/A
period 2007-06-30
WILLOW FINANCIAL BANCORP, INC.
filed 2007-10-16
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

170 SOUTH WARNER ROAD

WAYNE, PENNSYLVANIA 19087

(Address of Principal Executive Offices)

Registrant’s telephone number: (including area code) (610) 995-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	The Nasdaq Stock Market, LLC

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

As of the close of business on September 24, 2007 there were 15,543,943 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.                                       Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This Amendment to our Annual Report on Form 10-K amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, originally filed with the Securities and Exchange Commission on October 1, 2007 (the “Original Filing”).  We are filing this Amendment to correct certain information disclosed in Part II Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” and Item 8, “Financial Statements and Supplementary Data,” and to include Item 9, “Changes in and Disagreements with Accountants and Financial Disclosure” (which had been inadvertently omitted in the Original Filing) on pages 62, 69, 91 and 103 of the Original Filing. Except as described in this Explanatory Note, no other changes have been made to the Original Filing, and this Amendment does not amend or update any other information set forth in the Original Filing.

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

The results for the first through third quarters of the current fiscal year as reported on the Company’s Form 10-Q have been adjusted by the following amounts:

	For the quarter ended
	03/31/07	12/31/06	09/30/06
	(Dollars in thousands, except per share data)
Total interest income(a)	$(87.0)	$(115.0)	$(21.0)
Total interest expense(a)	386.0	347.0	70.0
Net interest income	(473.0)	(462.0)	(91.0)
Provision for loan losses	—	—	—
Total non-interest income(b)	131.0	18.0	154.0
Total non-interest expense(c)	143.0	(286.0)	355.0
Income tax expense(d)	(169.0)	(54.0)	(99.0)
Net income	(316.0)	(104.0)	(193.0)
Earnings per share:
Basic	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.01)

(a)             Adjustments relate to items identified in various reconciliations for which reconciling items were not investigated in a timely manner.

(b)            Adjustments relate primarily to the change in the fair market value of various interest rate swaps as well as proceeds received from a previously impaired bond.

(c)             Adjustments relate primarily to stale-dated items identified in reconciliations as well as the accrual for paid time off.

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

We have audited Willow Financial Bancorp, Inc. and subsidiary’s (the Company) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Effectiveness on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (1) inadequate review and analysis of financial statement account reconciliations primarily related to the support for the manual posting of certain accounting entries and the clearing of reconciling items in a timely manner and (2) improper application of accounting resources to effectively evaluate the financial reporting impact of significant matters including, but not limited to, interest rate swap transactions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of June 30, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007 of the Company. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2007 consolidated financial statements, and this report does not affect our report dated September 28, 2007, which expressed an unqualified opinion on those consolidated financial statements.

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

See accompanying Notes to Consolidated Financial Statements

Willow Financial Bancorp, Inc.
Consolidated Statements of Income

	For the year ended June 30,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$69,538	$65,472	$34,536
Investment securities and interest-bearing deposits	16,735	16,058	15,143
Total interest income	86,273	81,530	49,679
Interest expense:
Deposits	28,698	18,476	9,931
Securities sold under agreements to repurchase	1,135	228	—
Borrowings	11,435	13,534	8,818
Total interest expense	41,268	32,238	18,749
Net interest income	45,005	49,292	30,930
Provision for loan losses	653	3,205	1,232
Net interest income after provision for loan losses	44,352	46,087	29,698
Non-interest income:
Investment services income, net	3,321	2,634	—
Income from insurance operations	637	—	—
Service charges and fees	5,438	5,000	2,418
Realized gain (loss) on sale of:
Loans held for sale	616	357	597
Investment securities available for sale	228	(919)	73
Real estate	303	17	—
Gain on termination of interest rate corridor	804	—	—
Other income	1,151	558	389
Total non-interest income	12,498	7,647	3,477
Non-interest expense:
Salaries and employee benefits	24,265	20,106	13,062
Occupancy and equipment	8,059	6,011	2,646
Data processing	1,504	1,220	960
Advertising	2,041	1,504	978
Deposit insurance premiums	120	124	85
Amortization of intangible assets	2,043	1,928	57
Professional fees	2,444	2,303	1,441
Other expense	4,583	4,206	4,168
Total non-interest expense	45,059	37,402	23,397
Income before income taxes	11,791	16,332	9,778
Income tax expense	3,396	5,256	3,052
Net Income	$8,395	$11,076	$6,726
Earnings per share:
Basic	$0.55	$0.79	$0.70
Diluted	$0.54	$0.77	$0.67

See accompanying Notes to Consolidated Financial Statements

Willow Financial Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Obligation of deferred compensation plan	Treasury stock	Common stock acquired by benefit plans	Total
	(Dollars in thousands, except per share data)
Balance at June 30, 2004	$114	$84,915	$53,516	$(2,463)	$525	$(24,926)	$(7,905)	$103,776
Net income	—	—	6,726	—	—	—	—	6,726
Other comprehensive income	—	—	—	1,110	—	—	—	1,110
Exercise of Stock Options	1	284	—	—	—	—	—	285
ESOP shares committed to be released	—	566	—	—	—	—	462	1,028
Obligation of deferred compensation plan	—	—	—	—	551	—	—	551
Amortization of RRP shares	—	9	—	—	—	—	588	597
Treasury stock acquired (155,577 shares at cost)	—	—	—	—	—	(3,146)	—	(3,146)
Tax benefit related to employee stock benefit plans	—	312	—	—	—	—	—	312
Cash dividends paid—($0.44 per share)	—	—	(4,196)	—	—	—	—	(4,196)
Balance at June 30, 2005	$115	$86,086	$56,046	$(1,353)	$1,076	$(28,072)	$(6,855)	$107,043
Net income	—	—	11,076	—	—	—	—	11,076
Other comprehensive income	—	—	—	(1,964)	—	—	—	(1,964)
Common stock issued in acquisition	50	90,966	—	—	—	—	—	91,016
Exercise of Stock Options	1	1,274	—	—	—	—	—	1,275
Stock based compensation	—	306	—	—	—	—	—	306
ESOP shares committed to be released	—	—	—	—	—	—	462	462
Obligation of deferred compensation plan	—	—	—		182	—	—	182
Amortization of RRP shares	—	—	—	—	—	—	645	645
Treasury stock acquired (15,132 shares at cost)	—	—	—	—	—	(179)	—	(179)
Tax benefit related to employee stock benefit plans	—	254	—	—	—	—	—	254
Cash dividends paid—($0.46 per share)	—	—	(6,718)		—	—	—	(6,718)
Balance at June 30, 2006	$166	$178,886	$60,404	$(3,317)	$1,258	$(28,251)	$(5,748)	$203,398
Net income	—	—	8,395	—	—	—	—	8,395
Other comprehensive income	—	—	—	137	—	—	—	137
Stock dividend	8	9,929	(9,937)	—	—	—	—	—
Cash issued in lieu of fractional shares	—	—	(10)	—	—	—	—	(10)
Exercise of Stock Options	1	1,391	—	—	—	—	—	1,392
Stock based compensation	—	756	—	—	—	—	—	756
ESOP shares committed to be released	—	—	—	—	—	—	329	329
Obligation of deferred compensation plan	—	—	—	—	19	—	—	19
Amortization of RRP shares	—	—	—	—	—	—	820	820
Treasury stock acquired (269,200 shares at cost)	—	—	—	—	—	(3,242)	—	(3,242)
Tax benefit related to employee stock benefit plans	—	261	—	—	—	—	—	261
Cash dividends paid—($0.46 per share)	—	—	(6,920)	—	—	—	—	(6,920)
Balance at June 30, 2007	$175	$191,223	$51,932	$(3,180)	$1,277	$(31,493)	$(4,599)	$205,335

Willow Financial Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Continued)

	For the year ended June 30,
	2007	2006	2005
Net unrealized gains (losses) on securities available for sale arising during the period, net of tax	$1,051	$(3,424)	$1,061
Reclassification adjustments for (gains) losses included in net income, net of tax	(148)	630	49
Gain on termination of interest rate corridor	(523)	—	—
Net unrealized (loss) gain on cash flow hedge	(243)	830	—
Other comprehensive income (loss)	137	(1,964)	1,110
Net income	8,395	11,076	6,726
Comprehensive income	$8,532	$9,112	$7,836

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

See accompanying Notes to Consolidated Financial Statements

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

	Year ended June 30, 2005
	As Reported	Pro Forma Adjustments	Pro Forma if under SFAS 123R
	(Dollars in thousands, except per share data)
Income before taxes	$9,778	$(350)	$9,428
Income taxes	3,052	(118)	2,934
Net Income	$6,726	$(232)	$6,494

Net income available to common stockholders	$6,627	$(232)	$6,395

Basic earnings per share	$0.70	$(0.02)	$0.68
Diluted earnings per share	$0.67	$(0.02)	$0.65

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

The following table provides information about options outstanding for the year ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	1,063,382	$9.91	$3.61
Granted	70,025	12.90	2.61
Forfeited	(73,673)	11.89	2.59
Exercised	(157,241)	8.84	3.22
Options outstanding, end of period	902,493	10.39	3.68
Options exercisable end of period	751,299	9.92	3.9

The Company expects approximately 7,500 of unvested options to be forfeited.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Year ended June 30,
	2007	2006	2005
Proceeds of options exercised	$1,390,643	$1,275,040	$288,171
Related tax benefit recognized	$234,024	$198,851	$—
Intrinsic value of options exercised	$687,451	$1,134,995	$245,762

The following table provides information about options outstanding and exercisable options at June 30, 2007:

	Options Outstanding	Exercisable Options
Number	902,493	751,299
Weighted average exercise price	$10.39	$9.92
Aggregate intrinsic value	$2,355,507	$2,314,001
Weighted average contractual term	5.1	4.5

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at June 30, 2007 were as follows:

	Options Outstanding			Exercisable Options
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share
$ 3.50- $ 5.00	106,255	$3.79	2.3	106,255	$3.79
$ 7.50- $ 9.50	221,765	8.29	4.2	221,765	8.29
$ 9.51- $14.00	509,817	12.15	5.8	374,373	12.05
$14.01- $16.50	64,656	14.55	7.0	48,906	14.24
Total	902,493	$10.39	5.1	751,299	9.92

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
	(Dollars in thousands )
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

Supplemental Retirement Plans

Effective June 30, 1998, the Company adopted non-qualified supplemental retirement plans for the Company’s Board of Directors (the “Directors’ Plan”) and for the Company’s former president (the “President’s Plan”). The Directors’ Plan provided for fixed annual payments to qualified directors for a period of ten years from retirement. Benefits to be paid accrued at the rate of 20% per year on completion of six full years of service, with full benefit accrual at ten years of service. At the time these plans were adopted credit was given for past service. The President’s Plan provides for payments for a period of ten years beginning at retirement based on a percentage of annual compensation not to exceed an established cap. Full benefits become accrued at age 68 with partial vesting prior thereto. Both plans provide for full payments in the event of a change in control of the Company. The Directors’ Plan and President’s Plan are intended to be, and are, unfunded. The accrued liability of the Directors’ Plan and the President’s Plan were $779 thousand and $634 thousand and $965 thousand and $710 thousand at June 30, 2007 and 2006, respectively.

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

At June 30, 2007, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2007
Tangible capital
(to tangible assets)	$122,710	8.5%	$21,734	1.5%	$28,979	2.0%
Core capital
(to adjusted tangible assets)	122,710	8.5%	57,958	4.0%	72,447	5.0%
Tier I capital
(to risk-weighted assets)	122,710	12.7%	N/A	N/A	57,769	6.0%
Risk-based capital
(to risk-weighted assets)	134,284	14.0%	77,025	8.0%	96,282	10.0%
As of June 30, 2006
Tangible capital
(to tangible assets)	$114,061	7.8%	$22,028	1.5%	$29,370	2.0%
Core capital
(to adjusted tangible assets)	114,061	7.8%	58,711	4.0%	73,426	5.0%
Tier I capital
(to risk-weighted assets)	114,061	11.9%	N/A	N/A	57,165	6.0%
Risk-based capital
(to risk-weighted assets)	125,569	13.2%	76,220	8.0%	95,274	10.0%

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

The results for the first through third quarters of the current fiscal year as reported on the Company’s Form 10-Q have been adjusted by the following amounts:

	For the quarter ended
	03/31/07	12/31/06	09/30/06
	(Dollars in thousands, except per share data)
Total interest income(a)	$(87.0)	$(115.0)	$(21.0)
Total interest expense(a)	386.0	347.0	70.0
Net interest income	(473.0)	(462.0)	(91.0)
Provision for loan losses	—	—	—
Total non-interest income(b)	131.0	18.0	154.0
Total non-interest expense(c)	143.0	(286.0)	355.0
Income tax expense(d)	(169.0)	(54.0)	(99.0)
Net income	(316.0)	(104.0)	(193.0)
Earnings per share:
Basic	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.01)

(a)             Adjustments relate to items identified in various reconciliations for which reconciling items were not investigated in a timely manner.

(b)            Adjustments relate primarily to the change in the fair market value of various interest rate swaps as well as proceeds received from a previously impaired bond.

(c)             Adjustments relate primarily to stale-dated items identified in reconciliations as well as the accrual for paid time off.

(d)            Adjustments relate to the tax effect of the above noted items at a marginal tax rate of 34%.

A balance sheet reclassification of $9.9 million was recorded from retained earnings to additional paid-in capital to properly reflect the stock dividend issued on February 23, 2007, revising the previously reported amounts.

Item 9.    Changes in and Disagreements with Accountants and Financial Disclosure.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW FINANCIAL BANCORP, INC.
Date: October 16, 2007	By:	/s/ DONNA M. COUGHEY
Donna M. Coughey
President and Chief Executive Officer

Date: October 16, 2007	By:	/s/ JOSEPH T. CROWLEY
Joseph T. Crowley
Chief Financial Officer