Form 10-K/A
period 2007-06-30
WILLOW FINANCIAL BANCORP, INC.
filed 2008-05-05
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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
YES  ☐  NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☐  NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “ large accelerated filer,” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

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

As of the close of business on March 31, 2008 there were 15,699,304 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.                           Portions of the Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

EXPLANATORY NOTE

This Amendment on Form 10-K/A amends our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission (SEC) on October 16, 2007 (Amendment No. 1) and it amends our Annual Report on Form 10-K for the year ended June 30, 2007 filed with the SEC on September 28, 2007.  We are filing this Amendment No. 2 to correct the consolidated financial statements of Willow Financial Bancorp, Inc. (the “Company”) as of June 30, 2007 and 2006 and for each of the periods in the years ended June 30, 2007 and 2006.  The Company’s previously issued financial statements for these and prior periods should no longer be relied upon.

The Company’s management along with its independent registered public accounting firm, during the course of the Company’s fiscal 2007 annual review of financial results and application of financial controls, identified deficiencies that represented material weaknesses in internal controls over financial reporting. While a remediation plan was initiated at that time to correct these material weaknesses, in finalizing its’ Form 10-Q for the quarter ended September 30, 2007, management and the Company’s independent registered public accounting firm subsequently recognized that these deficiencies had not been fully remediated.  At that time, the material weaknesses resulted in an un-reconciled difference of approximately $6.2 million. Management, in conjunction with third-party advisors and an additional accounting firm retained by the Company and the Audit Committee of the Company’s Board of Directors to assist management in reconciling the Company’s financial statements, has spent significant time reviewing and researching the books and records of the Company to determine the root cause of the out of balance condition. Despite exhaustive efforts over more than five months and the incurrence of more than $2.0 million in additional outside professional fees, the Company has been unable to fully correct the prior accounting entries in a manner which completely reconciles the out-of-balance condition. Based upon the time and expense that has been incurred, management and the Audit Committee of the Company’s Board of Directors has determined the most appropriate action is to record the un-reconciled differences as a charge to earnings in the 2006 fiscal quarters ended September 30, 2005 and December 31, 2005, the periods that it was determined that the out of balance condition first arose.  As a result, management and the Audit Committee have determined that the Company’s financial statements for the fiscal years ended June 30, 2007 and 2006 required restatement. The adjustments include errors with an aggregate pre-tax income statement impact of $8.3 million, a goodwill impact of $497 thousand and an aggregate net reduction in retained earnings of $5.9 million as further described below:

•                  Errors discovered as a result of improperly performed reconciliations that included un-reconciled differences, which resulted in an aggregate reduction to pre-tax income of $8.3 million ($5.5 million after tax) and a charge to fiscal 2004 retained earnings of $365 thousand; and

•                  Errors in the accounting for the acquisition of Chester Valley Bancorp and the related calculation of goodwill of approximately $497 thousand.

For additional discussion, see Note 2 included in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report.

i

Willow Financial Bancorp, Inc.
FORM 10-K/A
For the Fiscal Year Ended June 30, 2007
INDEX

ii

Forward Looking Statements

This Annual Report on Form 10-K/A contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Willow Financial Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Willow Financial Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Willow Financial Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Willow Financial Bancorp will be engaged. Willow Financial Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. (“Chester Valley”), a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $654 million in assets. Chester Valley had two wholly owned subsidiaries, First Financial Bank, a Pennsylvania chartered commercial bank (“FFB”) with 13 full-service banking offices, and Philadelphia Corporation for Investment Services, a registered investment advisor and broker dealer (“PCIS”). Pursuant to the Agreement and

Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and FFB was merged with and into the Bank with the Bank as the surviving bank (the “Bank Merger”). PCIS, doing business as Willow Investment Services (“WIS”) since March 2007, now operates as a business segment of the Company. As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the “Chester Valley Common Stock”), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of Company common stock, par value $0.01 per share (the “Company Common Stock”), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Company Common Stock and $51.0 million in cash, resulting in a total merger consideration paid for Chester Valley Common Stock of $145.3 million. This included capitalized acquisition costs and the value of Chester Valley vested stock options, which were converted to options of the Company. The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

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

References to the Company include its consolidated entities, Willow Financial Bank, the Bank’s subsidiaries, and WIS, which is a separate business segment, unless the context of the reference indicates otherwise.

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

Available Information

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s web site at http: //www.sec.gov. Members of the public may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. In addition, our stock is listed for trading on the Nasdaq Global Select Market and trades under the symbol “WFBC”. You may find additional information regarding Willow Financial Bancorp, Inc. at www.nasdaq.com .. In addition to the foregoing, we maintain a web site at www.wfbonline.com .. We make available on our Internet web site copies of Willow Financial Bancorp’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after the Company files such material with, or furnish such documents to, the SEC.

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

	June 30, 2007		June 30, 2006		June 30, 2005		June 30, 2004		June 30, 2003
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	total	Amount	total	Amount	total	Amount	total
	(Dollars in thousands)
Mortgage loans:
Single-family	$273,247	26.10%	$298,509	27.60%	$202,942	34.34%	$181,049	34.15%	$131,821	31.40%
Commercial real estate and multi-family	316,099	30.19	325,987	30.14	174,920	29.60	180,881	34.12	155,892	37.14
Construction	93,180	8.90	112,774	10.43	86,658	14.66	57,014	10.75	36,191	8.62
Home equity	272,295	26.01	259,119	23.96	100,805	17.06	91,848	17.32	72,990	17.39
Total mortgage loans	954,821	91.20	996,389	92.13	565,325	95.66	510,792	96.34	396,894	94.55
Consumer loans	3,917	0.37	4,304	0.40	2,106	0.36	1,678	0.32	2,324	0.55
Commercial business loans	88,274	8.43	80,815	7.47	23,492	3.98	17,686	3.34	20,549	4.90
Total loans receivable	1,047,012	100.00%	1,081,508	100.00%	590,923	100.00%	530,156	100.00%	419,767	100.00%
Allowance for loan losses	(12,210)		(16,737)		(6,113)		(5,220)		(5,312)
Deferred loan cost(fees)	491		(1,170)		(623)		(747)		(656)
Loans receivable, net	1,035,293		$1,063,601		$584,187		$524,189		$413,799

Contractual Principal Repayments and Interest Rates.    The following table sets forth scheduled contractual amortization of the loan portfolio at June 30, 2007. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	At June 30, 2007, the amount due within
	1 year or less	more than 1 year to 3 years	more than 3 years to 5 years	more than 5 years to 10 years	more than 10 years to 20 years	more than 20 years	Total
	(Dollars in thousands)
Mortgage loans:
Single-family and home equity	$1,142	$11,239	$20,820	$73,926	$234,193	$204,222	$545,542
Commercial real estate and multi-family	5,341	33,675	26,271	174,312	72,238	4,262	316,099
Construction	51,535	32,025	9,620	—	—	—	93,180
Total mortgage loans	58,018	76,939	56,711	248,238	306,431	208,484	954,821
Consumer	96	1,138	884	1,435	154	210	3,917
Commercial business	14,556	18,729	12,750	24,323	2,886	15,030	88,274
Total	$72,670	$96,806	$70,345	$273,996	$309,471	$223,724	$1,047,012

Of the $974.3 million of loan principal repayments due after June 30, 2008, $450.3 million have fixed rates of interest and $524.0 million have adjustable rates of interest.

Lending Activity and Products.    The Bank’s lending activities are subject to underwriting standards and origination procedures, which have been approved by its Board of Directors.

Single-Family Residential First Mortgage Loans.    We process, underwrite and originate single-family residential mortgage loans on both a retail and wholesale basis. We have developed an extensive network of active residential mortgage brokers and mortgage bankers to support our wholesale production system. These brokers identify, process and close loans on our behalf based upon rates and terms that we provide to them on a regular basis which correlate to our assessment of our demand for various types of loans. The brokers forward completed loan applications that are underwritten and approved by Bank personnel in accordance with standards previously approved by the Board of Directors. Retail residential lending activities are supplemented by loan originations through the Bank’s internal loan officers, whereby loan applications are obtained through our branch network and referrals from local builders, real estate brokers and financial consultants. In order to facilitate sale in the secondary market, single-family residential mortgage loans generally are underwritten in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines. To a lesser extent, the Company originates single-family residential loans for its portfolio, primarily with adjustable interest rates. In general, these loans do not conform to their underwriting standards due to the size of the loan. Upon completion of the Merger with Chester Valley, the Company’s strategy has changed in that loan portfolio growth is concentrated in commercial business, construction, commercial real estate and multi-family and consumer lending products. The Company does not originate sub-prime mortgage loans.

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

Commercial Real Estate and Multi-Family Residential Real Estate Loans.    At June 30, 2007, commercial real estate and multi-family residential loans amounted to $316.1 million or 30.2% of the total loan portfolio. This compares to $326.0 million or 30.1% at June 30, 2006. Included in commercial real estate loans are approximately $107.7 million of loans to businesses secured by real estate owned by the business.

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

The following table shows the activity in our loan portfolio during the periods indicated:

	Year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Loans held at the beginning of the period	$1,081,508	$590,923	$530,156
Originated and purchased for portfolio(1)(2):
Mortgage loans:
Single-family	30,049	142,305	52,933
Commercial real estate and multi-family	36,738	20,646	39,879
Construction	76,017	73,573	70,558
Home equity	95,845	96,995	54,782
Consumer loans	1,218	1,088	267
Commercial business loans	67,187	24,578	11,153
Total originations and purchases for portfolio	307,054	359,185	229,572
Loans acquired from the Merger	—	467,700	—
Amortization and curtailments	(336,370)	(336,607)	(168,466)
Net (charge-offs) recoveries	(5,180)	307	(339)
Net (decrease) increase in loans	(34,496)	490,585	60,767
Total loans held at the end of the period	$1,047,012	$1,081,508	$590,923

(1)             Excludes loans classified as held for sale at the time of origination.

(2)             Includes $22.8 million, and $21.7 million in purchased single-family mortgage loans in fiscal 2006 and 2005, respectively.

Loans to One Borrower.    Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and pursuant to regulations for Federal Savings Banks, the aggregate loans that the Bank can make to any one borrower is equal to 15% of the Bank’s unimpaired capital and surplus. For the Bank, this amount would be approximately $19.2 million at June 30, 2007. There are provisions that would allow us to lend an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. At June 30, 2007, our three largest credit relationships with an individual borrower and related entities amounted to $16.1 million, $16.0 million and $16.0 million; each of which are in conformity with the current loans to one borrower regulations described above.

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

Non-Performing Assets.    The following table sets forth information with respect to non-performing assets the Bank has identified, including non-accrual loans and other real estate owned. Total non-performing assets amounted to $3.9 million, or 0.25% of total assets, at June 30, 2007 compared to $15.8 million, or 1.01% of total assets, at June 30, 2006. The $11.9 million decrease in the Company’s non-performing assets during fiscal 2007 was due primarily to the following factors: (1) net charge-offs during the year of $4.8 million relating to two commercial business loan relationships categorized as non-accrual at June 30, 2006; (2) the sale of an approximate $3.5 million commercial real estate loan which was classified as non-accrual at June 30, 2006; (3) the sale of commercial real estate which was foreclosed upon during the year and had secured a $2.0 million commercial real estate loan categorized as non-accrual at June 30, 2006; and (4) payments of $2.1 million during the year on loans in non-accrual status at June 30, 2006. These decreases were partially offset by a commercial business loan relationship and a construction loan relationship of $780 thousand and $463 thousand, respectively, which were transferred to non-accrual status during fiscal 2007.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Accruing loans 90 or more days past due
Mortgage loans	$—	$—	$109	$—	$367
Commercial business loans	—	—	—	—	147
Other	—	—	—	3	—
Total accruing loans 90 or more days past due	—	—	109	3	514
Non-accrual loans
Mortgage loans:
Single-family	845	1,059	146	568	1,064
Construction	463	—	—	—	—
Commercial real estate and multi-family	697	7,753	315	48	48
Home equity	601	479	99	39	236
Consumer	56	154	—	16	7
Commercial business	1,188	6,036	106	698	360
Total non-accrual loans	3,850	15,481	666	1,369	1,715
Performing troubled debt restructurings	1	256	1,912	1,404	1,463
Total non-performing loans	3,851	15,737	2,687	2,776	3,692
Other real estate owned, net	—	51	439	403	391
Total non-performing assets	$3,851	$15,788	$3,126	$3,179	$4,083
Non-performing loans to total loans	0.37%	1.46%	0.46%	0.52%	0.88%
Non-performing assets to total assets	0.25%	1.01%	0.33%	0.34%	0.48%

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

The allowance is increased by a provision for loan losses, which is charged against income. As shown in the table below, at June 30, 2007, our allowance for loan losses amounted to $12.2 million or 317.1% and 1.17% of our non-performing loans and total loans receivable less deferred fees, respectively.

	Year ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance—beginning of period	$16,737	$6,113	$5,220	$5,312	$4,626
Plus: provisions for loan losses	653	3,380	1,232	426	1,034
Less: charge-offs for
Mortgage loans	(76)	(24)	(7)	(58)	(284)
Consumer loans	(277)	(237)	(22)	(11)	(4)
Commercial real estate loans	(1,848)	—	—	—	—
Commercial business loans	(3,185)	(47)	(316)	(658)	(103)
Total charge-offs	(5,386)	(308)	(345)	(727)	(391)
Plus: recoveries for
Mortgage loans	1	36	6	74	—
Consumer loans	45	44	—	1	—
Commercial business loans	160	535	—	134	43
Total recoveries	206	615	6	209	43
Allowance acquired from the Merger	—	6,937	—	—	—
Balance—end of period	$12,210	$16,737	$6,113	$5,220	$5,312
Allowance for loan loss to total end of period non-performing loans	317.06%	106.35%	227.50%	188.04%	143.88%
Charge-offs to average loans	0.51%	0.03%	0.06%	0.16%	0.08%
Allowance for loan loss to end of period total loans less deferred fees	1.17%	1.55%	1.05%	1.27%	1.27%

The provision for loan losses for the year ended June 30, 2007 was $653 thousand, a decrease of $2.7 million from $3.4 million in the prior year. Net charge-offs in fiscal 2007 were $5.2 million as compared to net recoveries of $307 thousand in fiscal year 2006. The increase is due primarily to the charge-off of two loan relationships which were categorized as non-accrual at June 30, 2006. The decrease in the provision for loan losses in fiscal 2007 compared to fiscal 2006 was due primarily to the decrease in non-performing assets. The increase in the provision for loan losses in fiscal 2006 compared to fiscal 2005 was due primarily to a corresponding increase in non-performing loans and classified loans. Management assesses the allowance for loan losses at least quarterly, and makes any necessary provision for losses needed to maintain the its allowance for losses at a level deemed adequate. Management believes that the allowance for loan losses was adequate at June 30, 2007 to cover losses that are both probable and reasonably estimable based upon the facts and circumstances known to us at that date.

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

	June 30, 2007		June 30, 2006		June 30, 2005
	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans
	(Dollars in thousands)
Mortgage loans:
Single-family	$438	26.10%	$473	27.60%	$155	34.34%
Commercial real estate and multi-family	6,121	30.19	7,412	30.14	2,280	29.60
Construction	1,768	8.90	1,979	10.43	2,169	14.66
Home equity	1,435	26.01	1,351	23.96	537	17.06
Total mortgage loans	9,762	91.20	11,215	92.13	5,141	95.66
Consumer loans	776	0.37	663	0.40	71	0.36
Commercial business loans	1,672	8.43	4,859	7.47	901	3.98
Total	$12,210	100.00%	$16,737	100.00%	$6,113	100.00%

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

Prior to the effective date of the Merger, the Bank undertook a strategy to de-leverage a portion of its balance sheet by, among other things, selling certain of its AFS securities. This effort resulted in the Company selling an aggregate of approximately $95.9 million in securities, which resulted in an aggregate net loss of approximately $919 thousand, which was recognized in fiscal 2006. Prior to the effective date of the Merger, both Willow Financial Bank and First Financial Bank had taken advantage of market conditions in selling certain securities which did not result in an aggregate loss to either Company, or in the case of First Financial Bank, would potentially reduce a negative mark to market in purchase accounting. The net proceeds received from this strategy were utilized to repay higher costing FHLB borrowings.

In addition to HTM and AFS securities , at June 30, 2007 and 2006 the company had $1.2 million and $902 thousand, respectively, of trading account securities consisting of mutual funds related to the Company’s deferred compensation plan for certain executive level employees and members of the Board of Directors. There is a corresponding liability in other liabilities on the consolidated statements of financial condition at June 30, 2007 and 2006.

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

Municipal bonds classified as AFS at June 30, 2007 are comprised primarily of bonds issued by local school districts as well as three non-rated Pennsylvania Municipal Authority bonds that are classified as substandard. At June 30, 2007, the aggregate book value of these substandard bonds was $3.6 million. Two of the three bonds, with an aggregate book value of $3.2 million at June 30, 2007, are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options. A third bond was issued by the Housing Authority of Chester County and has a book balance of $294 thousand at June 30, 2007, and bears interest at rates between 5.60% and 6.00% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development (“HUD”). HUD has provided additional funds to build additional houses, which have been donated to this bond issue. The construction of the homes has been completed and the proceeds from the sale of the homes have been utilized to liquidate the bond issue. During fiscal 2007, principal repayments were received on the bond issue. The Bank’s remaining par value is $505 thousand.

Other Investments.    Other than MBSs, US government and government agency securities and municipal bonds, the Company has investments in various equity securities and mutual funds. At June 30, 2007, the Company was invested in equity securities with a fair value of $1.1 million and mutual funds with a fair value of $10.1 million. The equity securities include stock of several publicly traded companies, primarily local financial institutions. The mutual fund investment of $10.1 million is backed primarily by investments in adjustable-rate mortgage-backed securities and other investments authorized by our investment policy.

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

Deposits.    As shown in the table below, the Bank’s core deposit accounts at June 30, 2007 (which the Bank consider to be all deposits other than certificate accounts) represent 69.3% of total deposits as compared to 70.3% at June 30, 2006.

	At June 30,
	2007		2006
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Savings accounts (passbooks, statements and clubs)	$87,565	8.0%	$101,119	9.9%
Money market accounts	403,487	36.9%	338,451	33.3%
Certificates of deposit	334,672	30.7%	301,627	29.7%
Checking accounts:
Interest-bearing	125,905	11.5%	152,056	15.0%
Non-interest-bearing	141,101	12.9%	123,247	12.1%
Total	$1,092,730	100.0%	$1,016,500	100.0%

During the year ended June 30, 2007, total deposits increased by $76.2 million, or 7.5% compared to the year ended June 30, 2006. The increase occurred primarily from an increase in money market demand deposit accounts as the Company has been successful in migrating money market balances from customers of its business segment, WIS, as well as an increase in certificates of deposit resulting from customer preference for higher rate deposit accounts. Core deposits, as previously defined, increased by $43.2 million.

	Year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Beginning balance	$1,016,500	$602,678	$603,115
Net increase (decrease) in deposits	49,510	(36,332)	(9,569)
Deposits assumed in acquisition	—	437,065	—
Interest credited	26,720	13,089	9,132
Ending balance	$1,092,730	$1,016,500	$602,678

The following table sets forth by various interest rate ranges, the amount of our certificates of deposit at the dates indicated.

	At June 30,
	2007	2006
	(Dollars in thousands)
Interest rates:
from 0.00% to 2.99%	$18,547	$76,344
from 3.00% to 3.99%	16,796	115,702
from 4.00% to 4.99%	196,705	96,206
from 5.00% to 5.99%	101,799	11,211
6.00% and over	825	2,164
Total	$334,672	$301,627

Shown below are the amount and remaining term to maturity for certificates of deposit as of June 30, 2007.

	Amounts maturing in
Interest rates:	Six months or less	Over six months through one year	Over one year through two years	Over two years through three years	Over three years
	(Dollars in thousands)
0.00% to 2.99%	$10,405	$3,920	$2,592	$567	$1,063
3.00% to 3.99%	8,711	3,805	2,020	1,275	985
4.00% to 4.99%	97,353	55,253	23,587	16,026	4,486
5.00% to 5.99%	51,140	41,575	4,976	2,932	1,176
6.00% and over	204	15	41	303	262
Total	$167,813	$104,568	$33,216	$21,103	$7,972

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

Borrowings.    The Bank utilizes borrowings to supplement its funding needs and in the past, under certain instances, as revenue enhancement programs to take advantage of arbitrage opportunities when investment returns exceeded the cost of borrowings. At June 30, 2007, the Company had $235.5 million in outstanding borrowings, which were comprised of $189.8 million of FHLB borrowings, $25.8 million of trust preferred securities, and $20.0 million of repurchase agreements. The investment in FHLB stock, as well as a portion of our residential mortgage loan portfolio and investment securities portfolio, secure advances from the FHLB. The FHLB of Pittsburgh provides an array of borrowing programs which include: fixed or variable rate programs; various fixed terms ranging from overnight to 20 years; and other programs that have callable or putable features attached to them. The Bank intends to continue to utilize borrowings in the future as an alternative source of funds. The repurchase agreements are secured by various securities within the Company’s investment securities portfolio. During the current fiscal year, approximately $103.2 million of these borrowings were paid down with proceeds from repayments within the investment and loan portfolios as well as the funds generated from the growth in the Company’s deposits.

The following table sets forth certain information regarding our borrowings for the periods indicated.

	At or for the year ended
	June 30, 2007	June 30, 2006
	(Dollars in thousands)
FHLB advances:
Average balance outstanding for the period	$225,722	$312,420
Maximum outstanding at any month end	258,035	364,572
Balance outstanding at end of the period	189,764	282,555
Average interest rate for the period	3.93%	4.04%
Interest rate at the end of the period	4.19%	4.24%
Repurchase agreements:
Average balance outstanding for the period	$22,767	$4,959
Maximum outstanding at any month end	30,000	20,000
Balance outstanding at end of the period	20,000	20,000
Average interest rate for the period	4.99%	4.60
Interest rate at the end of the period	4.52%	4.56

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

At June 30, 2007 and 2006, the Company had five interest rate swap arrangements used to hedge specific loans originated by the Bank for which the transactions were economically beneficial to the Bank in passing along the interest rate risk to the borrower. The swaps effectively convert the rates from a floating rate based on LIBOR to a fixed rate throughout the life of the underlying loans. At June 30, 2007, the total outstanding notional amount on these swaps was $9.3 million. The weighted average floating and fixed rates on these transactions were 4.6% and 5.3%, respectively at June 30, 2007. The Company lacked sufficient documentation for these transactions to receive hedge accounting treatment. As such, the Bank has recorded a net receivable of $196 thousand and $480 thousand, respectively, at June 30, 2007 and 2006. The change in the fair value of the interest rate swaps is included as a component of other income on the consolidated statements of income.

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

At June 30, 2007, Willow Financial Bank exceeded all of its regulatory capital requirements, including capital requirements provided for with the approval of the Merger, with tangible, core and risk-based capital ratios of 8.0%, 8.0% and 13.3%, respectively.

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

Federal Home Loan Bank System.    Willow Financial Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its board of directors. At June 30, 2007, Willow Financial Bank had $189.8 million of Federal Home Loan Bank advances.

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

Subsidiaries

As of June 30, 2007, the Company’s sole direct subsidiary was Willow Financial Bank. At such date, Willow Financial Bank had five direct subsidiaries, including Willow Grove Investment Corporation, a Delaware corporation which holds and manages certain securities investments, Willow Grove Insurance Agency, LLC, a Pennsylvania limited liability company formed to conduct permitted fixed-rate annuity sales and BeneServ, Inc, a corporate benefit insurance firm acquired on March 31, 2007. As of June 30, 2007, Willow Financial Bank’s aggregate investment in these three subsidiaries was $282.8 million. As a result of the Merger on August 31, 2005, D&S Service Corporation (“D&S Service”) and First Financial Investments (“FFI”), which previously were subsidiaries of Chester Valley, are now operating as active subsidiaries of Willow Financial Bank. D&S Service has participated in the development for sale of residential properties, in particular condominium conversions, and development of commercial properties located in or within close proximity of Chester Valley’s market area and FFI conducts retail investment service activities. D&S Service also operates two wholly owned subsidiaries, Wildman Projects and D&F Projects, Inc. As of June 30, 2007, the Bank had $1.7 million invested in D&S Service and its subsidiaries.

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

PART II

Item 6.              Selected Financial Data

	At June 30,
	2007	2006	2005	2004	2003
	(As restated)	(As restated)
	(Dollars in thousands)
Total assets	$1,551,296	$1,570,734	$958,891	$921,228	$845,124
Cash and cash equivalents	60,277	30,955	20,609	39,445	98,040
Securities held to maturity	88,363	105,561	164,451	98,513	17,320
Securities available for sale	188,339	196,925	148,517	234,207	291,885
Loans held for sale	8,075	2,635	1,795	1,136	5,293
Loans receivable, net	1,035,293	1,063,601	584,187	524,189	413,799
Deposits	1,092,730	1,016,500	602,678	603,115	586,643
Borrowings	235,538	338,753	237,400	206,168	132,557
Total stockholders’ equity	199,433	198,624	106,679	103,412	117,130

	For the year ended June 30,
	2007	2006	2005	2004	2003
	(As restated)	(As restated)
	(Dollars in thousands, except per share data)
Interest income	$86,050	$81,530	$49,679	$40,628	$46,445
Interest expense	41,062	32,205	18,749	15,074	18,746
Net interest income	44,988	49,325	30,930	25,554	27,699
Provision for loan losses	653	3,380	1,232	426	1,034
Net interest income after provision for loan losses	44,335	45,945	29,698	25,128	26,665
Non-interest income	12,267	8,114	3,477	3,983	3,492
Non-interest expense	46,449	44,382	23,397	20,390	19,058
Income before income taxes	10,153	9,677	9,778	8,721	11,099
Income tax expense	2,886	3,010	3,052	2,610	3,610
Net income	7,267	6,667	6,726	6,111	7,489
Earnings per share—basic(1)	$0.48	$0.47	$0.70	$0.63	$0.71
Earnings per share—diluted(1)	0.47	0.46	0.67	0.59	0.68
Cash dividends declared per share(1)	0.46	0.46	0.44	0.36	0.29
Dividend payout ratio	97.87%	100.00%	65.67%	61.02%	42.65%

	At or for the year ended June 30,
	2007	2006	2005	2004	2003
Return on average assets	0.47%	0.45%	0.70%	0.73%	0.93%
Return on average equity	3.58	3.64	6.33	5.56	6.10
Average interest-earning assets to average interest-bearing liabilities	115.9	116.7	121.6	124.2	127.1
Interest rate spread(2)	2.85	3.31	2.88	2.94	2.91
Interest rate margin(3)	3.32	3.71	3.30	3.17	3.55
Non-performing assets to total assets(4)	0.25	1.01	0.33	0.34	0.48
Allowance for loan losses to:
Non-performing loans	317.1	106.4	227.5	188.0	143.9
Total loans less deferred fees	1.17	1.55	1.05	0.99	1.27
Average stockholders’ equity to average assets	13.26	12.31	10.88	13.10	15.19
Tangible stockholders’ equity to end of period assets	5.75	5.80	11.07	11.43	13.52
Total regulatory capital to risk-weighted assets(5)	13.31	12.60	17.70	17.72	19.61

(1)	The earnings and dividends per share and amounts for periods prior to February 23, 2007 have been adjusted to give retroactive effect to the 5% stock dividend.

(2)	The weighted average yield on interest-earning assets less the weighted average cost of interest-bearing liabilities.

(3)	This represents net interest income as a percentage of average interest-earning assets.

(4)	Non-performing assets equal non-accrual loans, troubled debt restructurings plus accruing loans 90 or more days past due and real estate owned.

(5)	This ratio relates to the Bank only.

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

2.                   Realization of deferred income tax items .   Included in other assets is a “net deferred tax asset”, which is an estimate of net deferred tax assets and deferred tax liabilities. These estimates involve significant judgments and assumptions by management, which may have a material effect on the carrying value of this asset for financial reporting purposes. For a more detailed description of these items and estimates, see Note 15 (Income Taxes) to the audited consolidated financial statements at and for the fiscal year ended June 30, 2007.

3.                  Goodwill and core deposit intangibles.   Goodwill represents the excess cost over fair value of assets acquired over liabilities as a result of the Merger and earlier branch acquisitions. Core deposit intangibles are a measure of the value of the checking, savings and money market deposits acquired in the Merger accounted for under the purchase method. The core deposit intangible is being amortized to expense over a twelve-year life using a method that approximates a level yield method. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets as well as the review of the estimated life at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. The Company has not recorded any impairment losses as a result of this analysis during fiscal years 2007, 2006 and 2005.  As discussed in Note 26 of the Notes to the Consolidated Financial Statements, the Company expects to record an impairment charge to goodwill for the quarter ended December 31, 2007.

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

As indicated in Note 2 to the Notes to Consolidated Financial Statements, the Company has restated its financial statements for the fiscal years ended June 30, 2007 and June 30, 2006.  The discussion in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, gives effect to the restatement of the Company’s financial statements.

Changes in Financial Condition

General.    Total assets decreased by $19.4 million, or 1.2% to $1.55 billion at June 30, 2007 from $1.57 billion at June 30, 2006. The net loan portfolio decreased $28.3 million or 2.7% while total deposits increased by $76.2 million or 7.5%.

Cash and Cash Equivalents.    Cash and cash equivalents, which consist of cash on hand and in other banks in interest-earning and non-interest earning accounts, amounted to $60.3 million and $31.0 million at June 30, 2007 and 2006, respectively. The increase in cash and cash equivalents of $29.3 million or 94.7% was primarily the result of the growth in interest-bearing deposits, repayment of loan balances and sales and repayments of investment securities.

Securities Available for Sale.    At June 30, 2007, investment securities that were classified as available for sale (“AFS”) totaled $188.3 million, compared to $196.9 million in AFS securities at June 30, 2006. The decrease in available for sale securities was due to sales and repayments in the investment portfolio with the proceeds primarily being utilized to repay higher costing borrowings. The unrealized loss, net of income taxes, on AFS securities amounted to approximately $3.2 million at June 30, 2007 compared to $4.1 million at June 30, 2006. The decrease in the unrealized loss was the result of a decline in long-term interest rates during the year.

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

Loans.    The net loan portfolio, which does not include loans held for sale, decreased $28.3 million or 2.7% from $1.06 billion at June 30, 2006. The decrease was primarily the result of increased repayment levels within the construction and commercial real estate loan portfolios, which decreased $19.6 million and $9.9 million, respectively, at June 30, 2007 compared to June 30, 2006. The commercial real estate loan decrease includes the sale of a non-performing commercial real estate loan of $3.5 million and the liquidation of $2.0 million in real estate of a previous non-performing loan. In addition, single family residential loans decreased $25.3 million at June 30, 2007 compared to June 30, 2006 as a part of management’s strategy to reduce reliance on long-term single family residential mortgage loans. Commercial business loans increased by $7.5 million from June 30, 2006 to June 30, 2007. This increase occurred despite the charge-off of a $2.9 million commercial business borrowing relationship. At June 30, 2007, home equity loans and lines of credit increased $13.2 million compared to June 30, 2006.

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

The allowance for loan losses decreased to $12.2 million at June 30, 2007 compared to $16.7 million at June 30, 2006, due primarily to charge-offs recorded during the year. The current fiscal year provision for loan losses decreased from fiscal 2006 by approximately $2.7 million due largely to an $11.9 million decrease in non-performing loans. During the current fiscal year, the Company recorded net charge-offs of $5.2 million due largely to the charge-off of two loan relationships, which were categorized as non-accrual at June 30, 2006.

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

Intangible Assets.    At June 30, 2007, intangible assets aggregated $109.9 million as compared to $107.5 million at June 30, 2006. Intangible assets include a core deposit intangible of $10.9 million, which resulted from the acquisition of Chester Valley. The core deposit intangible is being amortized using an accelerated method over a 12-year life. Intangible assets also include goodwill, which primarily represents the excess cost over fair value of assets acquired over liabilities as a result of the Chester Valley acquisition. The goodwill that resulted from the Chester Valley acquisition was approximately $93.7 million. As a result of the BeneServ acquisition, goodwill of $1.0 million and customer intangibles of $3.5 million were recorded at June 30, 2007. The customer intangible balance is being amortized using a straight line method over a 10-year life. The remaining balance of the goodwill relates to a branch acquisition in 1994 approximated $837 thousand at June 30, 2007. Goodwill is measured for impairment at least annually. As discussed in Note 26 of the Notes to the Consolidated Financial Statements, the Company expects to record an impairment charge to goodwill for the quarter ended December 31, 2007.

Deposits.    During the year ended June 30, 2007, total deposits increased by $76.2 million or 7.5%. The increase resulted primarily from an increase in money market demand deposit accounts as the Company has been successful in migrating customer money market balances from its business segment, WIS, as well as an increase in certificates of deposit resulting from customer preference for higher rate deposit accounts. Core deposits, which we define as savings, checking, NOW and money market accounts, increased by $43.2 million as a result of the migration of WIS deposits noted above. Checking accounts totaled $267.0 million or 24.4% of total deposits at June 30, 2007 compared to $275.3 million, or 27.1% of total deposits at June 30, 2006.

The Company will continue to deploy a strategy to increase core deposit accounts and balances through targeted marketing, cross-selling of our existing customer base and expansion of our commercial business lending, which typically results in the opening of a checking account.

Federal Home Loan Bank Advances.    Advances from the FHLB provide the Company with an additional source to fund interest-earning asset growth and are a tool in meeting the Company’s asset/liability strategies. At June 30, 2007, the total amount of these borrowings was $189.8 million, a decrease of $92.8 million or 32.8% from the $282.6 million outstanding at June 30, 2006. This decrease was the direct result of repayments as the excess cash generated from the deposit growth, investment securities sales and repayments, and loan repayments was utilized to repay certain FHLB advances.

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

At June 30, 2007, the Company had five interest rate swap arrangements used to hedge specific loans originated by the Bank for which the transactions were economically beneficial to the Bank in passing along the interest rate risk to the borrower. The swaps effectively convert the rates from a floating rate based on LIBOR to a fixed rate throughout the life of the underlying loans. At June 30, 2007, the total outstanding notional amount on these swaps was $9.3 million. The weighted average floating and fixed rates on these transactions were 4.6% and 5.3%, respectively at June 30, 2007. The Company lacked sufficient documentation for these transactions to receive hedge accounting treatment. As such, the Bank has recorded a net receivable of $196 thousand at June 30, 2007. The change in the fair value of the interest rate swaps is included as a component of other income on the consolidated statements of income.

Other Liabilities.    At June 30, 2007, other liabilities increased $7.2 million to $17.0 million from $9.8 million at June 30, 2006.  This increase was due primarily to a liability established for an investment security purchase with a trade date in June 2007 for which settlement occurred in early July 2007.

Stockholders’ Equity.    At June 30, 2007, total stockholders’ equity amounted to $199.4 million or 12.9% of total assets compared to $198.6 million, or 12.6% of assets at June 30, 2006. During the year, the Company paid aggregate cash dividends of $6.9 million. As described in Note 2 to the Company’s financial statements included in Item 8 hereof, the restatement of the Company’s statements of financial condition resulted in net reductions in retained earnings of $1.0 million and $4.8 million in fiscal 2007 and 2006, respectively.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the years ended June 30, 2007, 2006 and 2005. The table also shows the average yields and costs on interest-earning assets and interest-bearing liabilities for each of those years. Loans receivable include non-accrual loans. To adjust nontaxable loans and securities to a taxable equivalent, a 34.0%, 34.0% and 31.2% effective rate has been used for the fiscal years ending June 30, 2007, 2006, and 2005, respectively. The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a standard practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	At June 30,
	2007			2006			2005
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable—taxable	$1,033,540	$68,374	6.62%	$986,584	$64,947	6.58%	$567,677	$34,536	6.08%
Loans receivable—tax free	16,926	1,271	7.51	12,238	808	6.60	—	—	—
Securities—taxable	287,299	15,485	5.39	320,271	14,983	4.68	341,346	13,878	4.07
Securities—tax free	9,554	689	7.21	13,213	1,041	7.88	19,783	1,286	6.50
Interest-bearing deposits	22,640	756	3.34	13,110	304	2.32	19,502	363	1.86
Total interest-earning assets	1,369,959	86,575	6.32	1,345,416	82,083	6.10	948,308	50,063	5.28
Non-interest-earning assets	162,006			142,022			21,500
Total assets	$1,531,965			$1,487,438			$969,808
Interest-bearing liabilities:
Deposits	$900,640	28,698	3.19	$820,124	18,476	2.25	$529,475	$9,931	1.88
FHLB borrowings	225,722	8,868	3.93	312,420	12,626	4.04	250,299	8,818	3.52
Repurchase agreements	22,767	1,135	4.99	4,959	228	4.60	—	—	—
Trust preferred securities	32,999	2,361	7.15	15,548	875	5.63	—	—	—
Total interest-bearing liabilities	1,182,128	41,062	3.47	1,153,051	32,205	2.79	779,774	18,749	2.40
Non-interest-bearing liabilities:	146,735			151,331			84,185
Total stockholders’ equity	203,102			183,056			105,849
Total liabilities and equity	$1,531,965			$1,487,438			$969,808
Net interest-earning assets	$187,831			$192,365			$168,534
Net interest income		$45,513			$49,878			$31,314
Net interest rate spread			2.85%			3.31%			2.88%
Net interest margin			3.32%			3.71%			3.30%
Ratio of average interest-earning assets to average interest-bearing liabilities			116%			117%			122%

Although management believes that the above non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures to GAAP is presented below.

	Year Ended June 30,
	2007			2006			2005
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in Thousands)
Loans(a)	$69,315	$330	$69,645	$65,472	$283	$65,755	$34,536	$—	$34,536
Investments	16,735	195	16,930	16,058	270	16,328	15,143	384	15,527
Total	$86,050	$525	$86,575	$81,530	$553	$82,083	$49,679	$384	$50,063

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

	Increase (decrease) in net interest income for the year ended June 30, 2007 compared to the year ended June 30, 2006 due to				Increase (decrease) in net interest income for the year ended June 30, 2006 compared to the year ended June 30, 2005 due to
			Rate/	Increase/			Rate/	Increase/
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$506	$3,399	$(15)	$3,890	$2,838	$26,214	$2,167	$31,219
Securities	2,185	(1,831)	(204)	150	2,355	(1,285)	(210)	860
Interest-bearing deposits	134	221	97	452	90	(119)	(30)	(59)
Total net change in income on interest-earning assets	2,825	1,789	(122)	4,492	5,283	24,810	1,927	32,020
Interest-bearing liabilities:
Deposits	7,709	1,812	701	10,222	3,768	3,462	1,315	8,545
FHLB Advances	(343)	(3,503)	88	(3,758)	1,302	2,187	319	3,808
Repurchase agreements	19	820	68	907	—	—	228	228
Trust preferred Securities	236	982	268	1,486	—	—	875	875
Total net change in expense on interest-bearing liabilities	7,621	111	1,125	8,857	5,070	5,649	2,737	13,456
Change in net interest income	$(4,796)	$1,678	$(1,247)	$(4,365)	$213	$19,161	$(810)	$18,564

Results of Operations

General.    Net income for the year ended June 30, 2007 was $7.3 million, an increase of $600 thousand or 9.0% from net income for the year ended June 30, 2006. Net income for the year ended June 30, 2006 was $6.7 million, a decrease of $59 thousand from the year ended June 30, 2005.

Net Interest Income.    Net interest income decreased by $4.3 million or 8.8% to $45.0 million for the year ended June 30, 2007 as compared to $49.3 million for the year ended June 30, 2006. This decrease was due primarily to an increase in the average cost of interest-bearing liabilities to 3.47% for the year ended June 30, 2007 from 2.79% for the year ended June 30, 2006 while the yield on average earning assets increased by only 22 basis points. One factor that influences net interest income is the interest rate spread (i.e., the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities). The average interest rate spread computed on a fully tax equivalent basis for the years ended June 30, 2007, 2006 and 2005 was 2.85%, 3.31% and 2.88%, respectively. The net interest margin (i.e., net interest income expressed as a percentage of average interest-earning assets) was 3.32%, 3.71% and 3.30% for the same three respective fiscal years.

Net interest income increased by $18.4 million or 59.5% to $49.3 million for the year ended June 30, 2006 as compared to $30.9 million for the year ended June 30, 2005. The significant improvement largely resulted from the Merger and the balance sheet de-leveraging strategy deployed by the Company. Chester Valley’s balance sheet was asset sensitive (assets reprice quicker than liabilities) during a year in which the Federal Reserve aggressively raised short-term rates. Additionally, the Company received the full benefit of the additional earning assets from the acquisition for ten months. The balance sheet de-leveraging allowed the Company to sell lower yielding investment securities while repaying higher costing borrowings.

Interest Income.    Interest income includes the interest earned on loans and investment securities, as well as yield adjustments for the premiums, discounts and deferred fees or costs recorded in connection with the acquisition of these assets. Total interest income for the year ended June 30, 2007 was $86.1 million compared to $81.5 million and $49.7 million for fiscal 2006 and 2005, respectively.

The increase in interest income in fiscal 2007 compared to fiscal 2006 was $4.5 million or 5.5% due primarily to an increase in the average balance of outstanding loans of $51.6 million. Additionally, the yield on loans increased approximately five basis points in fiscal 2007 compared to fiscal 2006. The increase in the average yield of the loan portfolio was largely the result of a change in the mix of the loan portfolio reflecting the Company’s reduced reliance on long-term single-family residential mortgage loans and increase in home equity loans and lines of credit, along with the interest rate sensitive assets acquired from Chester Valley at a time in which the Federal Reserve was aggressively raising short-term interest rates. Also contributing to the increase was an approximate 71 basis point increase in the average yield in the investment securities portfolio.

The increase in interest income in fiscal 2006 compared to fiscal 2005 was $31.9 million or 64.1% due primarily to an increase in the average balance of outstanding loans of $431.1 million as a result of the Merger. Additionally, the yield on loans increased approximately 50 basis points, as Chester Valley’s loans were re-pricing at a time when the Federal Reserve aggressively increased short-term rates. Also contributing to the increase was an approximate 59 basis point increase in the average yield in the investment portfolio as the Company completed a de-leveraging strategy by liquidating approximately $95.9 million of investment securities with an average yield of 3.96%. The above factors were partially offset by reduced levels in the average balance of investment securities.

Interest Expense.    Interest expense consists of the interest paid to depositors on their interest-bearing deposit accounts as well as interest paid on borrowings. For the fiscal year ended June 30, 2007, total interest expense was $41.1 million compared to $32.2 million and $18.7 million, for the fiscal years ended June 30, 2006 and 2005, respectively.

For the fiscal year ended June 30, 2007, interest expense increased by $8.9 million, or 27.5% compared to the fiscal year ended June 30, 2006. This increase was due primarily to a $10.2 million, or 55.3%, increase in interest expense on deposits, which was partially offset by a $1.4 million, or 9.9% decrease in interest expense on borrowings and repurchase agreements. This increase in interest expense on deposits was due primarily to the increase in average deposits of $87.0 million, or 9.2%. In addition, the average cost of deposits increased by 94 basis points in fiscal 2007 as compared to fiscal 2006. This increase was partially offset by a reduction of $51.4 million or 15.5% in average borrowings for the year ended June 30, 2007 compared to the year ended June 30, 2006.

For the fiscal year ended June 30, 2006, interest expense increased by $13.5 million, or 71.8% compared to the fiscal year ended June 30, 2005. This increase was due primarily to an increase in average interest-bearing liabilities resulting from the Merger. Average deposit and borrowings balances increased $290.6 million and $82.6 million, respectively, in fiscal 2006 compared to fiscal 2005. Additionally, the Company’s cost of funds increased approximately 39 basis points in fiscal 2006 compared to fiscal 2005, as the Federal Reserve aggressively raised short-term rates coupled with the competition for deposits in the Bank’s market area, which led the Bank to raise its interest rate paid on money market balances and certificates of deposits. Additionally, the trust preferred security assumed in the Merger was a floating rate borrowing, for which the rate increased throughout the year.

Provision for Loan Losses.    In order to maintain the allowance for loan losses at a level that management deems adequate to absorb known and unknown losses which are both probable and can be reasonably estimated, a provision for loan losses is recorded through charges to earnings. The determination of the adequacy of the allowance is based upon the Company’s regular review of credit quality and is based upon, but not limited to, the following factors: an evaluation of our loan portfolio, loss experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. The balance of the allowance for loan losses is an estimate and actual losses may vary from these estimates. Management assesses the allowance for loan losses at least quarterly and makes any necessary adjustments to maintain the allowance for losses at a level deemed adequate. For the years ended June 30, 2007, 2006 and 2005, the provisions for loan losses were $653 thousand, $3.4 million, and $1.2 million, respectively. The decreased amount of the provision in fiscal 2007 compared to fiscal 2006 was due primarily to the decrease in non-performing assets of $11.9 million, which were partially offset by net charge-offs of $5.2 million. The increased provision in fiscal 2006 compared to fiscal 2005 was due primarily to the increase in non-performing assets of $12.7 million.

At June 30, 2007, the balance in the allowance for loan losses was $12.2 million compared to $16.7 million at June 30, 2006, with the decrease resulting from $5.2 million in net charge-offs during fiscal 2007. The percentage of the allowance for losses to loans, net of deferred fees, decreased to 1.17% at June 30, 2007 compared to 1.55% at June 30, 2006.

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

Non-Interest Income.    Non-interest income is comprised of investment services income, account service fees and charges, loan servicing fees, realized gains and losses on assets available or held for sale, increases in the cash surrender value of bank owned life insurance (“BOLI”) and with the acquisition of BeneServ, insurance premiums. Total non-interest income for the years ended June 30, 2007, 2006, and 2005 was $12.3 million, $8.1 million and $3.5 million, respectively.

The increase in non-interest income of $4.2 million, or 51.2%, during fiscal 2007 compared to fiscal 2006 was due primarily to a $1.1 million difference in the amount of gain(loss) recognized on the sale of securities available-for-sale, a gain of $804 thousand recorded during the quarter ended December 31, 2006 on the unwinding of an interest rate corridor, increased investment services income of $687 thousand, $637 thousand for income from the insurance operations of BeneServ, increased service charges and fees of $443 thousand, and $363 thousand in gains on the sale of real estate. These items were partially offset by a reduction in the fair value of interest rate swaps recognized in other income. The increase in service charges and fees was due primarily to growth in the deposit base. The increase in investment services income was the result of growth in the trust operations and the sales of retail investment products through the branch network.

The increase in non-interest income of $4.6 million during fiscal 2006 compared to fiscal 2005 was due primarily to investment services income of $2.6 million received from the acquisition of WIS and Chester Valley’s Trust division in the Merger. These were two new lines of business for the Company. Service charges and fees increased by $2.6 million or 106.0% in fiscal 2006 due primarily to increased deposit fees associated with the growth in checking accounts from the Merger as well as increases in the overdraft protection fees for which Chester Valley was further along in implementation and thus had a higher volume of users. Gains on loans available for sale declined $240 thousand due primarily to lower loan volumes resulting from the rising interest rate environment. This was largely offset by an increase in other income of $655 thousand, which resulted primarily from income on the BOLI acquired from Chester Valley and an increase in the fair value of certain interest rate swaps recognized in other income. As noted previously, the Company implemented a de-leveraging strategy in which it incurred approximately $919 thousand in losses in the sale of investment securities.

Non-Interest Expense.    The primary components of non-interest expense are compensation and employee benefits, occupancy and equipment expenses, data processing costs, deposit account services, professional fees and a variety of other expenses. For the years ended June 30, 2007, 2006, and 2005, non-interest expense totaled $46.4 million, $44.4 million and $23.4 million, respectively. Non-interest expense increased $2.1 million, or 4.7%, from the year ended June 30, 2006 to the comparable period ended June 30, 2007.

Salaries and employee benefit expenses totaled $24.1 million, $19.4 million and $13.1 million, respectively, for the fiscal years ended June 30, 2007, 2006, and 2005. For the year ended June 30, 2007, compensation costs increased by $4.7 million partially as a result of operating our expanded branch office network for a full 12 months after the acquisition of Chester Valley on August 31, 2005 as well as new hirings in the lending and wealth management areas during the year ended June 30, 2007 along with normal salary increases. At June 30, 2007, the Company had 374 full-time employees compared to 312 at June 30, 2006. In addition, $519 thousand of compensation costs were recorded during fiscal 2007 due to severance payments and costs associated with the retirement of three Board members as well as certain employee reductions. For the year ended June 30, 2006, compensation and benefit costs increased approximately $6.4 million or 48.8% due primarily to an increased number of employees as a result of the Merger.

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

For the fiscal years ended June 30, 2007, 2006, and 2005, amortization of intangible assets was $2.1 million, $1.9 million and $57 thousand respectively. The significant increase in fiscal 2006 was the result of the amortization of the core deposit intangible recorded as a result of the Merger. The asset is being amortized using an accelerated method over a twelve-year period. Amortization of intangible assets is expected to be $2.1 million for the fiscal year ending June 30, 2008.

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

For the fiscal years ended June 30, 2007, 2006, and 2005, other expenses, which includes miscellaneous operating items, were $6.1 million, $11.9 million and $4.2 million, respectively. The significant increase in fiscal 2006 was due to an approximate $7.7 million write-off un-reconciled differences that were the result of the Company not completing reconciliations in a timely and consistent manner nor investigating and resolving reconciling items identified in the reconciliation process. This write-off was partially offset by $670 thousand in reductions to salaries and employee benefit expense and $487 thousand in increased non-interest income as a result of the reconciliation review.

Income Tax Expense.   For the fiscal years ended June 30, 2007, 2006, and 2005, income tax expense amounted to $2.9 million, $3.0 million, and $3.1 million, respectively. The effective tax rates for fiscal 2007, 2006 and 2005 were 28.4%, 31.1% and 31.2%, respectively. The decrease in the income tax expense and the effective tax rate for the year ended June 30, 2007 was primarily related to an increase in the relative balance of income from tax-exempt securities as a proportion of income before income taxes.

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

During the current fiscal year, the Company utilized principal repayments on investment securities and loans to reduce its use of borrowings from the FHLB. Outstanding borrowings from the FHLB have decreased to $189.8 million at June 30, 2007 as compared to $282.6 million at June 30, 2006. Under terms of the borrowing agreement with the FHLB, the Bank pledges certain assets such as residential mortgage loans and mortgage-backed securities as well as stock in the FHLB as collateral for these advances. At June 30, 2007, the Bank had $464.4 million in additional borrowing capacity available from the FHLB.

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

The Company fully anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.

The Company’s contractual obligations as of June 30, 2007 are as follows:

	Payments Due by Period:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in thousands)
Federal Home Loan Debt	$189,764	$17,677	$34,716	$51,728	$85,643
Operating Leases	29,170	2,791	4,926	4,059	17,394
Total Obligations	$218,934	$20,468	$39,642	$55,787	$103,037

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lines of credit	$164,833	$35,478	$6,608	$9,869	$112,878
Standby letters of credit	16,772	9,711	7,061	—	—
Other commitments to make loans	27,357	27,357	—	—	—
Construction loans	53,331	21,574	31,757	—	—
Total	$262,293	$94,120	$45,426	$9,869	$112,878

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

	0 to 3	3 to 12	1 to 3	3 to 5	over 5
	months	months	years	years	years	Total
	(Dollars in thousands)
Securities and interest-bearing deposits	$101,675	$58,249	$58,980	$15,899	$93,622	$328,425
Loans receivable	252,366	159,469	315,875	94,500	232,877	1,055,087
Total interest-earning assets	354,041	217,718	374,855	110,399	326,499	1,383,512
Certificates of deposit	93,765	179,794	53,144	3,242	4,727	334,672
Other interest-bearing deposits	205,391	115,770	202,456	5,784	80,989	610,390
Borrowings	102,873	30,114	64,229	10,799	27,523	235,538
Total interest-bearing liabilities	402,029	325,678	319,829	19,825	113,239	1,180,600
Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(47,988)	$(107,960)	$55,026	$90,574	$213,260	$202,912
Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(47,988)	$(155,948)	$(100,922)	$(10,348)	$202,912	$405,824
Cumulative excess (deficiency) of interest-earning assets to Interest-bearing liabilities as a Percent of total assets	(3.1)%	(10.1)%	(6.5)%	(0.7)%	13.1%	26.2%
Ratio of interest-earning assets to interest-bearing liabilities	88.1%	66.9%	117.2%	556.9%	288.3%	117.2%
Cumulative ratio of interest-Earning assets to assets to Interest-bearing liabilities	88.1%	78.6%	90.4%	99.0%	117.2%

At June 30, 2007, the ratio of the cumulative interest-earning assets maturing or re-pricing in one-year or less to interest-bearing liabilities maturing or re-pricing in one-year or less was 78.6%, which results in a cumulative one-year gap to total assets ratio of negative 10.1%, indicating that the Bank’s net interest income could decline depending upon the degree to which interest rates change and the change in the relationship between interest rates used to re-price assets and interest rates used in the re-pricing of liabilities.

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

Estimated change in NPV and Sensitivity
 At June 30, 2007

	Net Portfolio Value
	Amount of Change	Percent of change	To Assets
	(in thousands)
Hypothetical change in interest rates
up 300 basis points	$(53,648)	(35.1)%	7.26%
up 200 basis points	(35,035)	(22.9)	8.62
up 100 basis points	(16,798)	(11.0)	9.96
no change—base case	—	—	11.19
down 100 basis points	13,757	9.0	12.20
down 200 basis points	21,829	14.3	12.79

Estimated change in NPV and Sensitivity
 At June 30, 2006

	Net Portfolio Value
	Amount of Change	Percent of change	To Assets
	(in thousands)
Hypothetical change in interest rates
up 300 basis points	$(56,211)	(28.4)%	9.20%
up 200 basis points	(33,116)	(16.7)	10.70
up 100 basis points	(14,395)	(7.3)	11.92
no change—base case	—	—	12.85
down 100 basis points	8,812	4.5	13.42
down 200 basis points	1,726	0.9	12.96
down 300 basis points	(15,299)	(7.7)	11.86

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

Recent Accounting Pronouncements

FASB Statement No, 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value

Measurements.” The Company did not elect early adoption and is currently assessing the implications of this Statement on its financial statements.

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

FASB Interpretation 48, Accounting for Uncertainty in Income Tax Positions

Effective July 1, 2007 the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of July 1, 2007, the Company had no material unrecognized tax benefits, accrued interest or penalties.  Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of July 1, 2007, tax years 2004 through 2007 remain subject to Federal examination as well as examination by state taxing jurisdictions.

FASB Statement No, 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments . Under this new statement, an entity may re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. This statement is effective for all financial instruments that the Company acquires or issues after July 1, 2007. The adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

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

Selected Quarterly Financial Data

The following table presents selected quarterly operating data for the fiscal years ended June 30, 2007 and 2006. The earnings per share amounts for periods prior to March 31, 2007 have been adjusted to give retroactive effect to the 5% stock dividend. In addition, as a result of the matters discussed in Item 9A. “Controls and Procedures” in this Form 10-K/A, the amounts reported for each quarter in the fiscal years ended June 30, 2007 and June 30, 2006 have been revised from previously reported amounts.

	For the quarter ended (as restated)
	06/30/07	03/31/07	12/31/06	09/30/06
	(Dollars in thousands, except per share data)
Total interest income	$21,654	$21,122	$21,384	$21,890
Total interest expense	10,734	10,381	10,396	9,551
Net interest income	10,920	10,741	10,988	12,339
Provision (recovery) for loan loss	753	—	—	(100)
Total non-interest income	3,727	2,898	3,332	2,310
Total non-interest expense	13,173	11,433	10,887	10,956
Income tax (benefit) expense	(43)	704	1,025	1,200
Net income	764	1,502	2,408	2,593
Earnings per share
Basic	$0.05	$0.10	$0.16	$0.17
Diluted	$0.05	$0.10	$0.16	$0.17

	For the quarter ended (as restated)
	06/30/06	03/31/06	12/31/05	09/30/05
	(Dollars in thousands, except per share data)
Total interest income	$22,561	$21,792	$21,605	$15,572
Total interest expense	9,329	8,581	7,940	6,355
Net interest income	13,232	13,211	13,665	9,217
Provision for loan loss	2,660	—	207	513
Total non-interest income	3,031	2,269	2,372	442
Total non-interest expense	10,787	9,503	12,336	11,756
Income tax expense (benefit)	813	1,924	1,260	(987)
Net income (loss)	2,003	4,053	2,234	(1,623)
Earnings (loss) per share
Basic	$0.13	$0.27	$0.15	$(0.15)
Diluted	$0.13	$0.27	$0.15	$(0.14)

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

As discussed in note 2, the Company has restated its consolidated financials statements as of June 30, 2007 and 2006, and for the two years then ended.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 28, 2007, except for the third and fourth paragraphs of Management Report on Effectiveness of Internal Control over Financial Reporting (As Restated), which are as of May 2, 2008, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
September 28, 2007, except as to
notes 2 and 26 as to which the date is May 2, 2008

We have audited Willow Financial Bancorp, Inc. and subsidiary’s (the Company) internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Effectiveness on Internal Control over Financial Reporting (As Restated) in Item 9Ab. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses have been identified and included in Management Report on Internal Controls Over Financial Reporting (as restated) in the areas of review and analysis of financial statement account reconciliations, application of accounting resources to the evaluation of significant financial reporting matters, and documentation and review of journal entries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of June 30, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2007 of the Company. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2007 consolidated financial statements, and this report does not affect our report dated September 28, 2007, except for note 2 and 26 to the consolidated financial statements, as to which the date is May 2, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2007.   In connection with the restatement of the Company’s consolidated financial statements as described in note 2 to the consolidated financial statements, management and we determined that an additional material weakness in internal control over financial reporting  existed as of June 30, 2007.   Accordingly, management and we have restated our respective reports in internal control over financial reporting to include these modifications.

/s/ KPMG LLP
Philadelphia, Pennsylvania
September 28, 2007, except for the third and fourth paragraphs of Management Report of Effectiveness of Internal Control over
Financial Reporting (As Restated), as to which the date is May
2, 2008

Willow Financial Bancorp, Inc.
Consolidated Statements of Financial Condition

	At June 30, 2007 (As restated)	At June 30, 2006 (As restated)
	(Dollars in thousands, except share data)
Assets:
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$21,124	$27,978
Interest-bearing deposits	39,153	2,977
Total cash and cash equivalents	60,277	30,955
Investment securities:
Trading	1,176	902
Available for sale (amortized cost of $193,232 and $203,221, respectively)	188,339	196,925
Held to maturity (fair value of $86,488 and $102,087, respectively)	88,363	105,561
Federal Home Loan Bank Stock	11,394	16,856
Loans (net of allowance for loan losses of $12,210 and $16,737, respectively)	1,035,293	1,063,601
Loans held for sale	8,075	2,635
Accrued interest receivable	6,654	6,647
Property and equipment, net	11,307	9,987
Bank owned life insurance	11,930	11,483
Real estate owned	—	51
Other intangible assets, net	14,345	12,975
Goodwill	95,597	94,569
Other assets	18,546	17,587
Total assets	$1,551,296	$1,570,734
Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$951,629	$893,253
Non-interest-bearing deposits	141,101	123,247
Securities sold under agreements to repurchase	20,000	20,000
Federal Home Loan Bank advances	189,764	282,555
Advance payments from borrowers for taxes	4,254	4,776
Trust preferred securities	25,774	36,198
Accrued interest payable	2,303	2,285
Other liabilities	17,038	9,796
Total liabilities	1,351,863	1,372,110
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.01 par value; (40,000,000 authorized; 17,487,770 and 16,584,870 issued at June 30, 2007 and 2006, respectively)	175	166
Additional paid-in capital	190,776	178,886
Retained earnings—substantially restricted	46,030	55,630
Accumulated other comprehensive loss	(3,180)	(3,317)
Obligation of deferred compensation plan	1,277	1,258
Treasury stock at cost, 1,920,025 and 1,665,443 shares at June 30, 2007 and 2006, respectively	(31,046)	(28,251)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,958)	(3,287)
Recognition and Retention Plan Trust (RRP)	(1,641)	(2,461)
Total stockholders’ equity	199,433	198,624
Total liabilities and stockholders’ equity	$1,551,296	$1,570,734

See accompanying Notes to Consolidated Financial Statements

Willow Financial Bancorp, Inc.
Consolidated Statements of Income

	For the year ended June 30,
	2007	2006	2005
	(As restated)	(As restated)
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$69,315	$65,472	$34,536
Investment securities and interest-bearing deposits	16,735	16,058	15,143
Total interest income	86,050	81,530	49,679
Interest expense:
Deposits	28,698	18,476	9,931
Securities sold under agreements to repurchase	1,135	228	—
Borrowings	11,229	13,501	8,818
Total interest expense	41,062	32,205	18,749
Net interest income	44,988	49,325	30,930
Provision for loan losses	653	3,380	1,232
Net interest income after provision for loan losses	44,335	45,945	29,698
Non-interest income:
Investment services income, net	3,321	2,634	—
Income from insurance operations	637	—	—
Service charges and fees	5,423	4,980	2,418
Realized gain (loss) on sale of:
Loans held for sale	616	357	597
Investment securities available for sale	228	(919)	73
Real estate	380	17	—
Gain on termination of interest rate corridor	804	—	—
Other income	858	1,045	389
Total non-interest income	12,267	8,114	3,477
Non-interest expense:
Salaries and employee benefits	24,097	19,436	13,062
Occupancy and equipment	8,059	6,011	2,646
Data processing	1,504	1,220	960
Advertising	2,041	1,504	978
Deposit insurance premiums	120	124	85
Amortization of intangible assets	2,131	1,928	57
Professional fees	2,444	2,303	1,441
Other expense	6,053	11,856	4,168
Total non-interest expense	46,449	44,382	23,397
Income before income taxes	10,153	9,677	9,778
Income tax expense	2,886	3,010	3,052
Net Income	$7,267	$6,667	$6,726
Earnings per share:
Basic	$0.48	$0.47	$0.70
Diluted	$0.47	$0.46	$0.67

See accompanying Notes to Consolidated Financial Statements

Willow Financial Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

	Common stock	Additional paid in capital	Retained earnings	Accumulated other comprehensive income (loss)	Obligation of deferred compensation plan	Treasury stock	Common stock acquired by benefit plans	Total
	(Dollars in thousands, except per share data)
Balance at June 30, 2004	$114	$84,915	$53,151	$(2,463)	$525	$(24,926)	$(7,905)	$103,411
Net income	—	—	6,726	—	—	—	—	6,726
Other comprehensive income	—	—	—	1,110	—	—	—	1,110
Exercise of Stock Options	1	284	—	—	—	—	—	285
ESOP shares committed to be released	—	566	—	—	—	—	462	1,028
Obligation of deferred compensation plan	—	—	—	—	551	—	—	551
Amortization of RRP shares	—	9	—	—	—	—	588	597
Treasury stock acquired (155,577 shares at cost)	—	—	—	—	—	(3,146)	—	(3,146)
Tax benefit related to employee stock benefit plans	—	312	—	—	—	—	—	312
Cash dividends paid—($0.44 per share)	—	—	(4,196)	—	—	—	—	(4,196)
Balance at June 30, 2005	$115	$86,086	$55,681	$(1,353)	$1,076	$(28,072)	$(6,855)	$106,678
Net income (as restated)	—	—	6,667	—	—	—	—	6,667
Other comprehensive loss	—	—	—	(1,964)	—	—	—	(1,964)
Common stock issued in acquisition	50	90,966	—	—	—	—	—	91,016
Exercise of Stock Options	1	1,274	—	—	—	—	—	1,275
Stock based compensation	—	306	—	—	—	—	—	306
ESOP shares committed to be released	—	—	—	—	—	—	462	462
Obligation of deferred compensation plan	—	—	—	—	182	—	—	182
Amortization of RRP shares	—	—	—	—	—	—	645	645
Treasury stock acquired (15,132 shares at cost)	—	—	—	—	—	(179)	—	(179)
Tax benefit related to employee stock benefit plans	—	254	—	—	—	—	—	254
Cash dividends paid—($0.46 per share)	—	—	(6,718)		—	—	—	(6,718)
Balance at June 30, 2006, (as restated)	$166	$178,886	$55,630	$(3,317)	$1,258	$(28,251)	$(5,748)	$198,624
Net income (as restated)	—	—	7,267	—	—	—	—	7,267
Other comprehensive income	—	—	—	137	—	—	—	137
Stock dividend	8	9,929	(9,937)	—	—	—	—	—
Cash issued in lieu of fractional shares	—	—	(10)	—	—	—	—	(10)
Exercise of Stock Options	1	1,391	—	—	—	—	—	1,392
Stock based compensation	—	756	—	—	—	—	—	756
ESOP shares committed to be released	—	—	—	—	—	—	329	329
Obligation of deferred compensation plan	—	—	—	—	19	—	—	19
Amortization of RRP shares	—	—	—	—	—	—	820	820
Restricted shares issued from Treasury	—	(447)	—	—	—	447	—	—
Treasury stock acquired (269,200 shares at cost)	—	—	—	—	—	(3,242)	—	(3,242)
Tax benefit related to employee stock benefit plans	—	261	—	—	—	—	—	261
Cash dividends paid—($0.46 per share)	—	—	(6,920)	—	—	—	—	(6,920)
Balance at June 30, 2007, (as restated)	$175	$190,776	$46,030	$(3,180)	$1,277	$(31,046)	$(4,599)	$199,433

	For the year ended June 30,
	2007	2006	2005
	(As restated)	(As restated)
Net unrealized gains (losses) on securities available for sale arising during the period, net of tax	$1,051	$(2,937)	$1,061
Reclassification adjustments for (gains) losses included in net income, net of tax	(148)	597	49
Gain on termination of interest rate corridor, net of tax	(523)	—	—
Net unrealized (loss) gain on cash flow hedge, net of tax	(243)	376	—
Other comprehensive income (loss)	137	(1,964)	1,110
Net income	7,267	6,667	6,726
Comprehensive income	$7,404	$4,703	$7,836

See accompanying Notes to Consolidated Financial Statements.

Willow Financial Bancorp, Inc.
Consolidated Statements of Cash Flows

	For the year ended June 30,
	2007	2006	2005
	(As restated)	(As restated)
	(Dollars in thousands)
Net cash flows from operating activities:
Net income	$7,267	$6,667	$6,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,598	1,837	955
Amortization of premium and accretion of discount, net	180	347	595
Amortization of intangible assets	2,131	1,928	57
Provision for loan losses	653	3,380	1,232
Gain on sale of loans available for sale	(616)	(357)	(597)
(Gain) loss on sale of securities available for sale and trading	(228)	919	(73)
Gain on sale of interest rate corridor	(804)	—	—
Gain on sale of real estate	(380)	(17)	—
Increase in loans held for sale	(57,313)	(79,068)	(108,823)
Proceeds from sale of loans held for sale	52,489	81,911	108,761
Purchase of trading account securities	(274)	(820)	(53)
Excess tax benefit from stock options exercised	(261)	(254)	(312)
Amortization of deferred loan fees, discounts and premiums	(843)	(1,056)	(124)
(Increase) decrease in accrued interest receivable	(7)	335	(529)
(Increase) decrease in value of bank owned life insurance	(447)	(369)	—
(Increase) decrease in other assets	(2,502)	6,908	(1,129)
(Decrease) increase in other liabilities	7,242	(13,391)	3,171
Stock based compensation	1,931	1,963	1,625
Increase (decrease) in accrued interest payable	18	(271)	78
Net cash provided by operating activities	10,834	10,592	11,560
Cash flows from investing activities:
Capital expenditures	(5,080)	(3,948)	(631)
Proceeds from sale of office buildings	1,914	11,139	—
Net decrease (increase) in loans	26,419	(24,709)	(61,029)
Purchase of securities available for sale	(62,737)	(23,027)	(23,472)
Purchase of investment securities held to maturity	—	—	(107,388)
Proceeds from sales and calls of securities available for sale	72,768	80,132	98,063
Proceeds from maturities, payments and calls of investment securities held to maturity	17,205	59,159	41,450
Net decrease (increase) in FHLB stock	5,462	11,544	(2,053)
Proceeds from sale of other real estate owned	2,572	388	262
Net cash used for acquisition	(4,433)	(22,936)	—
Net cash provided by (used in) investing activities	54,090	87,742	(54,798)
Cash flows from financing activities:
Net increase (decrease) in deposits	76,230	(50,795)	(437)
Increase in securities sold under agreements to repurchase	—	20,000	—
Proceeds from FHLB advances	107,400	215,700	109,500
Repayment of FHLB advances	(200,191)	(293,589)	(78,268)
(Decrease) increase in advance payments from borrowers for taxes and insurance	(522)	1,429	(13)
Net proceeds from the issuance of trust preferred securities	—	25,000	—
Repayment of trust preferred securities	(10,000)	—	—
Cash dividends on common stock	(6,920)	(6,718)	(4,196)
Proceeds from stock issuance	—	—	285
Cash in lieu of fractional shares	(10)	—	—
Stock options exercised	1,392	1,275	—
Excess tax benefit from stock options exercised	261	254	312
Common stock repurchased as treasury stock	(3,242)	(179)	(3,146)
Net cash (used in) provided by financing activities	(35,602)	(87,623)	24,037
Net increase (decrease) in cash and cash equivalents	29,322	10,711	(19,201)
Cash and cash equivalents:
Beginning of year	30,955	20,244	39,445
End of year	$60,277	$30,955	$20,244
Supplemental disclosures of cash and cash flow information
Interest paid	$41,044	$32,476	$18,671
Income taxes paid	416	2,628	2,941
Noncash items:
Net unrealized gain (loss) on investment securities available for sale, net of tax	1,051	(2,937)	1,061
Net unrealized (loss) gain on cash flow hedge, net of tax	(766)	376	—
Loans transferred to other real estate owned	—	—	532

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

Willow Financial Bancorp, Inc. (the “Company”), is a Pennsylvania corporation and parent holding company for Willow Financial Bank (the “Bank”). The Bank, which was originally organized in 1909, is a federally chartered savings bank and wholly owned subsidiary of the Company. The Bank’s business consists primarily of making commercial business and consumer loans as well as real estate loans, both commercial and residential, funded primarily by retail and business deposits along with borrowings obtained from the Federal Home Loan Bank of Pittsburgh (“FHLB”).

After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. (“Chester Valley”), a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $654 million in assets. Chester Valley had two wholly owned subsidiaries, First Financial Bank, a Pennsylvania chartered commercial bank (“ Chester Valley “) with 13 full-service banking offices, and Willow Investment Services (“WIS”), formerly Philadelphia Corporation for Investment Services, a registered investment advisor and broker dealer (“PCIS”). Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and Chester Valley was merged with and into the Bank with the Bank as the surviving bank (the “Bank Merger”). WIS became a wholly owned subsidiary of the Company. As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the “Chester Valley Common Stock”), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of the Company common stock, par value $0.01 per share (the “Company Common Stock”), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Company Common Stock and $51.0 million in cash. The total merger consideration paid for the Chester Valley Common Stock was $145.3 million. This included capitalized acquisition costs and the value of Chester Valley vested stock options converted to options of the Company at the average stock price of the Company on the four days surrounding the announcement of the acquisition. The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

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

2.                                      Restatement of Consolidated Financial Statements

The Company’s management along with its independent registered public accounting firm, during the course of the Company’s fiscal 2007 annual review of financial results and application of financial controls, identified deficiencies that represented material weaknesses in internal controls over financial reporting. While a remediation plan was implemented to correct these material weaknesses, in finalizing its’ Form 10-Q for the quarter ended September 30, 2007, management together with its independent registered public accounting firm identified the existence of an un-reconciled difference of approximately $6.2 million. This caused management and its independent auditors to conclude that these deficiencies had not been properly remediated. At that time, the Company’s management began an investigation into the $6.2 million un-reconciled difference.  Throughout the course of the investigation, management performed a thorough review of general ledger account reconciliations for various accounts from June 2004 through September 2007.  This investigation yielded adjustments that were determined by the Company’s management and its independent registered public accounting firm to be material to financial statements for the years ended June 30, 2007 and 2006.  As a result of these adjustments, management, with the concurrence of the Audit Committee has determined that Company’s financial statements for the fiscal years ended June 30, 2007 and 2006 required restatement. The adjustments include errors in the accounting for the following items:

•                  improperly performed reconciliations that resulted in un-reconciled differences and an aggregate reduction to pre-tax income of $8.3 million ($5.5 million after tax) and a charge to fiscal 2004 retained earnings of $365 thousand; and

•                  errors in the accounting for the acquisition of Chester Valley Bancorp and the related calculation of goodwill of approximately $497 thousand.

Management’s remediation plan to correct these material weaknesses is detailed in Item 9Ad hereof. This remediation plan has been approved by the Audit Committee of the Board of Directors.

The following tables set forth the consolidated restated financial statements for the fiscal years ended June 30, 2007 and June 30, 2006 previously filed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2007.  The changes to the June 30, 2005 and 2004 financial statements were considered to be insignificant for reporting purposes in consideration of the guidance in Staff Accounting Bulletin No. 108.

The following is a summary of the adjustments to our previously issued consolidated statements of financial condition as of June 30, 2007 and 2006:

Consolidated Statements of Financial Condition

	At June 30, 2007			At June 30, 2006
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(Dollars in thousands, except share data)
Assets:
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits (a)	$26,253	$(5,129)	$21,124	32,930	$(4,952)	$27,978
Interest-bearing deposits (a)	32,475	6,678	39,153	4,289	(1,312)	2,977
Total cash and cash equivalents	58,728	1,549	60,277	37,219	(6,264)	30,955
Investment securities:
Trading	1,176	—	1,176	902	—	902
Available for sale (amortized cost of $193,232 and $203,221, respectively)	188,339	—	188,339	196,925	—	196,925
Held to maturity (fair value of $86,488 and $102,087, respectively)	88,363	—	88,363	105,561	—	105,561
Federal Home Loan Bank Stock	11,394	—	11,394	16,856	—	16,856
Loans (net of allowance for loan losses of $12,210 and $16,737, respectively) (b)	1,036,098	(805)	1,035,293	1,063,882	(281)	1,063,601
Loans held for sale	8,075	—	8,075	2,635	—	2,635
Accrued interest receivable (c)	6,738	(84)	6,654	6,647	—	6,647
Property and equipment, net (f)	11,307	—	11,307	10,064	(77)	9,987
Bank owned life insurance	11,930	—	11,930	11,483	—	11,483
Real estate owned	—	—	—	51	—	51
Other intangible assets, net (e)	14,432	(87)	14,345	12,975	—	12,975
Goodwill (d)	95,100	497	95,597	94,072	497	94,569
Other assets (h)	18,664	(118)	18,546	17,788	(201)	17,587
Total assets	$1,550,344	$952	$1,551,296	1,577,060	$(6,326)	$1,570,734
Liabilities and Stockholders’ Equity:
Interest-bearing deposits (a)	$941,895	$9,734	$951,629	855,526	$37,727	$893,253
Non-interest-bearing deposits (a)	151,160	(10,059)	141,101	162,864	(39,617)	123,247
Securities sold under agreements to repurchase	20,000	—	20,000	20,000	—	20,000
Federal Home Loan Bank advances (g,i)	190,063	(299)	189,764	282,717	(162)	282,555
Advance payments from borrowers for taxes	4,254	—	4,254	4,776	—	4,776
Trust preferred securities (i)	25,525	249	25,774	36,149	49	36,198
Accrued interest payable (j)	2,223	80	2,303	2,205	80	2,285
Other liabilities (h)	9,889	7,149	17,038	9,425	371	9,796
Total liabilities	1,345,009	6,854	1,351,683	1,373,662	(1,552)	1,372,110
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; (40,000,000 authorized; 17,487,770 and 16,584,870 issued at June 30, 2007 and 2006, respectively)	175	—	175	166	—	166
Additional paid-in capital (k)	191,223	(447)	190,776	178,886	—	178,886
Retained earnings—substantially restricted (l)	51,932	(5,902)	46,030	60,404	(4,774)	55,630
Accumulated other comprehensive loss	(3,180)	—	(3,180)	(3,317)	—	(3,317)
Obligation of deferred compensation plan	1,277	—	1,277	1,258	—	1,258
Treasury stock at cost, (1,920,025 and 1,665,443 shares at June 30, 2007 and 2006, respectively) (k)	(31,493)	447	(31,046)	(28,251)	—	(28,251)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,733)	(225)	(2,958)	(3,287)	—	(3,287)
Recognition and Retention Plan Trust (RRP)	(1,866)	225	(1,641)	(2,461)	—	(2,461)
Total stockholders’ equity	205,335	(5,902)	199,433	203,398	(4,774)	198,624
Total liabilities and stockholders’ equity	$1,550,344	$952	$1,551,296	1,577,060	$(6,326)	$1,570,734

(a) Adjustments primarily related to the reclassification and elimination of certain internal deposit accounts as well as the reversal of a reclass entry that had reduced cash at June 30, 2007 despite settlement not occurring on the purchase of an investment security until July 2007.

(b) Adjustment to properly reflect a loan in process account and classify loan suspense account write-offs to the proper period.

(c) Adjustment related primarily to the correction of an interest accrual on certain classified loans.

(d) Adjustment related to the correction of the valuation of Chester Valley effective at the close of business on August 31, 2005.

(e) Adjustment related to the correction of the amortization of an identifiable intangible asset recorded with the BeneServ acquisition.

(f) Adjustment related to the reversal of a write-down of a property from the Chester Valley acquisition that resulted from a bookkeeping error and should have been reflected in the fair value of Chester Valley at the acquisition date.

(g) Adjustment to correct the amortization of the premium recorded on Federal Home Loan Bank advances in connection with the acquisition of Chester Valley.

(h) Adjustment related primarily to the reclassification of current and deferred income taxes, the correction of improperly recorded entries to accounts payable as well as the reversal of a reclass entry that had reduced cash at June 30, 2007 despite settlement not occurring on the purchase of an investment security until July 2007.

(i) Adjustment related to reclassification between trust preferred securities and Federal Home Loan Bank advances to properly classify certain borrowings.

(j) Adjustment related to the reversal of an improper journal entry recorded to accrued interest payable.

(k) Adjustment related to reclassification between treasury stock and additional paid-in capital to account for the issuance of restricted stock out of treasury.

(l) Adjustment related primarily to the write-off of the unreconciled differences as well as a $365 thousand adjustment to June 30, 2004 retained earnings relating to a cash out-of-balance condition that existed as of that date.

The following is a summary of the adjustments to our previously issued consolidated statements of income for the fiscal years ended June 30, 2007 and 2006.

Consolidated Statements of Income

	For the year ended June 30, 2007			For the year ended June 30, 2006
	As reported	Adjustments	Restated	As reported	Adjustments	Restated
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans (a)	$69,538	$(223)	$69,315	$65,472	$—	$65,472
Investment securities and interest-bearing deposits	16,735	—	16,735	16,058	—	16,058
Total interest income	86,273	(223)	86,050	81,530	—	81,530
Interest expense:
Deposits	28,698	—	28,698	18,476	—	18,476
Securities sold under agreements to repurchase	1,135	—	1,135	228	—	228
Borrowings (b)	11,435	(206)	11,229	13,534	(33)	13,501
Total interest expense	41,268	(206)	41,062	32,238	(33)	32,205
Net interest income	45,005	(17)	44,988	49,292	33	49,325
Provision for loan losses	653	—	653	3,205	175	3,380
Net interest income after provision for loan losses	44,352	(17)	44,335	46,087	(142)	45,945
Non-interest income:
Investment services income, net	3,321	—	3,321	2,634	—	2,634
Income from insurance operations	637	—	637	—	—	—
Service charges and fees (c)	5,438	(15)	5,423	5,000	(20)	4,980
Realized gain (loss) on sale of:
Loans held for sale	616	—	616	357	—	357
Investment securities available for sale	228	—	228	(919)	—	(919)
Real estate (d)	303	77	380	17	—	17
Gain on termination of interest rate corridor	804	—	804	—	—	—
Other income (e)	1,151	(293)	858	558	487	1,045
Total non-interest income	12,498	(231)	12,267	7,647	467	8,114
Non-interest expense:
Salaries and employee benefits (f)	24,265	(168)	24,097	20,106	(670)	19,436
Occupancy and equipment	8,059	—	8,059	6,011	—	6,011
Data processing	1,504	—	1,504	1,220	—	1,220
Advertising	2,041	—	2,041	1,504	—	1,504
Deposit insurance premiums	120	—	120	124	—	124
Amortization of intangible assets (g)	2,043	88	2,131	1,928	—	1,928
Professional fees	2,444	—	2,444	2,303	—	2,303
Other expense (h)	4,583	1,470	6,053	4,206	7,650	11,856
Total non-interest expense	45,059	1,390	46,449	37,402	6,980	44,382
Income before income taxes	11,791	(1,638)	10,153	16,332	(6,655)	9,677
Income tax expense (i)	3,396	(510)	2,886	5,256	(2,246)	3,010
Net Income	$8,395	$(1,128)	$7,267	$11,076	$(4,409)	$6,667
Earnings per share:
Basic	0.55	(0.07)	0.48	0.79	(0.32)	0.47
Diluted	0.54	(0.07)	0.47	0.77	(0.31)	0.46

(a)          Adjustment related primarily to the correction of an interest accrual on certain classified loans.

(b)         Adjustment to correct the amortization of a premium on Federal Home Loan Bank advances as well as the correction of an accrual on trust preferred securities.

(c)          Adjustment for proper amortization of mortgage servicing rights.

(d)         Adjustment related to the reversal of a write-down of a property from the Chester Valley acquisition that resulted from a bookkeeping error and should have been reflected in the fair value of Chester Valley at the acquisition date.

(e)          Adjustment related to proper classification of the change in the fair market value of certain interest rate swaps.

(f)            Adjustment related to correction of the accrual for certain commissions earned but unpaid at the date of the balance sheet as well as properly recording salary expense relating to the Chester Valley acquisition.

(g)         Adjustment related to the correction of the amortization of an identifiable intangible asset recorded with the BeneServ acquisition.

(h)         Adjustment related primarily to the write-off of the unidentified differences in the year ended June 30, 2006 as well as identified reconciliation differences in the year ended June 30, 2007.

(i)             Adjustment related to the tax effect of the above adjustments.

The following tables present unaudited operating information for each quarter within the two most recent years.  Included herein is restated financial information for interim periods of 2007 and 2006. The earnings per share amounts for periods prior to March 31, 2007 have been adjusted to give retroactive effect to the 5% stock dividend. In addition, as a result of the matters discussed above, the amounts reported for each quarter in the fiscal years ended June 30, 2007 and 2006 have been revised from previously reported amounts.  The adjustments presented relate to the allocation of adjustments annotated above to the proper reporting period in the years ended June 30, 2007 and 2006.

	For the three months ended June 30, 2007			For the three months ended March 31, 2007
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$17,512	$(58)	$17,454	$17,193	$(125)	$17,068
Investment securities and interest-bearing deposits	4,200	—	4,200	4,054	—	4,054
Total interest income	21,712	(58)	21,654	21,247	(125)	21,122
Interest expense:	—
Deposits	7,843	31	7,874	7,247	(32)	7,215
Securities sold under agreements to repurchase	358	—	358	269	—	269
Borrowings	2,478	24	2,502	2,874	23	2,897
Total interest expense	10,679	55	10,734	10,390	(9)	10,381
Net interest income	11,033	(113)	10,920	10,857	(116)	10,741
Provision for loan losses	753	—	753	—	—	—
Net interest income after provision for loan losses	10,280	(113)	10,167	10,857	(116)	10,741
Non-interest income:
Investment services income, net	769	—	769	946	—	946
Income from insurance operations	637	—	637	—	—	—
Service charges and fees	1,304	3	1,307	1,380	(6)	1,374
Realized gain (loss) on sale of:
Loans held for sale	177	—	177	192	—	192
Investment securities available for sale	14	—	14	100	—	100
Real estate	380	—	380	—	—	—
Gain on termination of interest rate corridor	—	—	—	—	—	—
Other income	225	218	443	310	(24)	286
Total non-interest income	3,506	221	3,727	2,928	(30)	2,898
Non-interest expense:	—
Salaries and employee benefits	6,535	(264)	6,271	6,081	95	6,176
Occupancy and equipment	2,091	—	2,091	2,081	—	2,081
Data processing	428	—	428	358	—	358
Advertising	522	—	522	557	—	557
Deposit insurance premiums	30	—	30	30	—	30
Amortization of intangible assets	382	88	470	543	—	543
Professional fees	770	—	770	593	—	593
Other expense	1,533	1,058	2,591	1,008	87	1,095
Total non-interest expense	12,291	882	13,173	11,251	182	11,433
Income before income taxes	1,495	(774)	721	2,534	(328)	2,206
Income tax expense	178	(221)	(43)	812	(108)	704
Net Income	$1,317	$(553)	$764	$1,722	$(220)	$1,502
Earnings per share:
Basic	0.09	(0.04)	0.05	0.12	(0.02)	0.10
Diluted	0.09	(0.04)	0.05	0.11	(0.01)	0.10

See accompanying notes to the annual restatement tables

	For the three months ended December 31, 2006			For the three months ended September 30, 2006
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$17,150	$(40)	$17,110	$17,683	$—	$17,683
Investment securities and interest-bearing deposits	4,274	-	4,274	4,207	—	4,207
Total interest income	21,424	(40)	21,384	21,890	—	21,890
Interest expense:
Deposits	7,113	—	7,113	6,495	—	6,495
Securities sold under agreements to repurchase	253	—	253	255	—	255
Borrowings	3,075	(45)	3,030	3,008	(207)	2,801
Total interest expense	10,441	(45)	10,396	9,758	(207)	9,551
Net interest income	10,983	5	10,988	12,132	207	12,339
Provision for loan losses	—	—	—	(100)	—	(100)
Net interest income after provision for loan losses	10,983	5	10,988	12,232	207	12,439
Non-interest income:
Investment services income, net	858	—	858	748	—	748
Income from insurance operations	—	—	—	—	—	—
Service charges and fees	1,311	(6)	1,305	1,443	(6)	1,437
Realized gain (loss) on sale of:
Loans held for sale	94	—	94	153	—	153
Investment securities available for sale	114	—	114	—	—	—
Real estate	—	—	—	(77)	77	—
Gain on termination of interest rate corridor	804	—	804	—	—	—
Other income	157	—	157	459	(487)	(28)
Total non-interest income	3,338	(6)	3,332	2,726	(416)	2,310
Non-interest expense:
Salaries and employee benefits	5,779	—	5,779	5,871	—	5,871
Occupancy and equipment	1,979	—	1,979	1,908	—	1,908
Data processing	369	—	369	349	—	349
Advertising	568	—	568	394	—	394
Deposit insurance premiums	30	—	30	30	—	30
Amortization of intangible assets	543	—	543	575	—	575
Professional fees	549	—	549	532	—	532
Other expense	1,030	40	1,070	1,011	286	1,297
Total non-interest expense	10,847	40	10,887	10,670	286	10,956
Income before income taxes	3,474	(41)	3,433	4,288	(495)	3,793
Income tax expense	1,039	(14)	1,025	1,367	(167)	1,200
Net Income	$2,435	$(27)	$2,408	$2,921	$(328)	$2,593
Earnings per share:
Basic	0.16	(0.00)	0.16	0.19	(0.02)	0.17
Diluted	0.16	(0.00)	0.16	0.19	(0.02)	0.17

See accompanying notes to the annual restatement tables

	For the three months ended			For the three months ended
	June 30, 2006			March 31, 2006
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$18,271	$—	$18,271	$17,957	$—	$17,957
Investment securities and interest-bearing deposits	4,290	—	4,290	3,835	—	3,835
Total interest income	22,561	—	22,561	21,792	—	21,792
Interest expense:	—
Deposits	5,678	—	5,678	4,999	—	4,999
Securities sold under agreements to repurchase	(15)	—	(15)	—	—	—
Borrowings	3,663	3	3,666	3,587	(5)	3,582
Total interest expense	9,326	3	9,329	8,586	(5)	8,581
Net interest income	13,235	(3)	13,232	13,206	5	13,211
Provision for loan losses	2,485	175	2,660	—	—	—
Net interest income after provision for loan losses	10,750	(178)	10,572	13,206	5	13,211
Non-interest income:
Investment services income, net	899	—	899	705	—	705
Income from insurance operations	—	—	—	—	—	—
Service charges and fees	1,746	(6)	1,740	1,126	(7)	1,119
Realized gain (loss) on sale of:
Loans held for sale	26	—	26	77	—	77
Investment securities available for sale	38	—	38	19	—	19
Real estate	17	—	17	—	—	—
Gain on termination of interest rate corridor	—	—	—	—	—	—
Other income	154	157	311	151	198	349
Total non-interest income	2,880	151	3,031	2,078	191	2,269
Non-interest expense:
Salaries and employee benefits	5,097	—	5,097	5,039	—	5,039
Occupancy and equipment	1,977	—	1,977	1,753	—	1,753
Data processing	238	—	238	304	—	304
Advertising	729	—	729	264	—	264
Deposit insurance premiums	31	—	31	33	—	33
Amortization of intangible assets	576	—	576	587	—	587
Professional fees	641	—	641	443	—	443
Other expense	1,001	497	1,498	1,080	—	1,080
Total non-interest expense	10,290	497	10,787	9,503	—	9,503
Income before income taxes	3,340	(524)	2,816	5,781	196	5,977
Income tax expense	991	(178)	813	1,857	67	1,924
Net Income	$2,349	$(346)	$2,003	$3,924	$129	$4,053
Earnings per share:
Basic	0.16	(0.03)	0.13	0.25	0.02	0.27
Diluted	0.15	(0.02)	0.13	0.25	0.02	0.27

See accompanying notes to the annual restatement tables

	For the three months ended			For the three months ended
	December 31, 2005			September 30, 2005
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans	$17,495	$—	$17,495	$11,749	—	$11,749
Investment securities and interest-bearing deposits	4,110	—	4,110	3,823	—	3,823
Total interest income	21,605	—	21,605	15,572	—	15,572
Interest expense:
Deposits	4,424	—	4,424	3,375	—	3,375
Securities sold under agreements to repurchase	243	—	243	—	—	—
Borrowings	3,304	(31)	3,273	2,980	—	2,980
Total interest expense	7,971	(31)	7,940	6,355	—	6,355
Net interest income	13,634	31	13,665	9,217	—	9,217
Provision for loan losses	207	—	207	513	—	513
Net interest income after provision for loan losses	13,427	31	13,458	8,704	—	8,704
Non-interest income:
Investment services income, net	681	—	681	349	—	349
Income from insurance operations	—	—	—	—	—	—
Service charges and fees	1,301	(7)	1,294	827	—	827
Realized gain (loss) on sale of:
Loans held for sale	140	—	140	114	—	114
Investment securities available for sale	45	—	45	(1,021)	—	(1,021)
Real estate	—	—	—	—	—	—
Gain on termination of interest rate corridor	—	—	—	—	—	—
Other income	159	53	212	94	79	173
Total non-interest income	2,326	46	2,372	363	79	442
Non-interest expense:
Salaries and employee benefits	5,560	(167)	5,393	4,410	(503)	3,907
Occupancy and equipment	1,372	—	1,372	909	—	909
Data processing	343	—	343	335	—	335
Advertising	358	—	358	153	—	153
Deposit insurance premiums	35	—	35	25	—	25
Amortization of intangible assets	587	—	587	178	—	178
Professional fees	510	—	510	709	—	709
Other expense	1,002	2,736	3,738	1,123	4,417	5,540
Total non-interest expense	9,767	2,569	12,336	7,842	3,914	11,756
Income before income taxes	5,986	(2,492)	3,494	1,225	(3,835)	(2,610)
Income tax expense	2,109	(849)	1,260	299	(1,286)	(987)
Net Income	$3,877	$(1,643)	$2,234	$926	(2,549)	$(1,623)
Earnings per share:
Basic	0.26	(0.11)	0.15	0.08	(0.23)	(0.15)
Diluted	0.26	(0.11)	0.15	0.08	(0.22)	(0.14)

See accompanying notes to the annual restatement tables

The following tables present a reconciliation of the effects of adjustments made to the Company’s previously reported interim statements of financial condition for 2007 and 2006:

	March 31, 2007
	As reported	Adjustments	As Restated
	(Dollars in thousands)
Assets:
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$28,464	$(5,240)	$23,224
Interest-bearing deposits	35,774	(1,388)	34,386
Total cash and cash equivalents	64,238	(6,628)	57,610
Investment securities:
Trading	1,116	—	1,116
Available for sale (amortized cost of $169,373)	167,236	—	167,236
Held to maturity (fair value of $91,736)	93,107	—	93,107
Federal Home Loan Bank Stock	13,298	—	13,298
Loans (net of allowance for loan losses)	1,028,731	(446)	1,028,285
Loans held for sale	5,926	—	5,926
Accrued interest receivable	6,599	—	6,599
Property and equipment, net	11,075	—	11,075
Bank owned life insurance	11,814	—	11,814
Real estate owned	1,991	—	1,991
Other intangible assets, net	11,315	—	11,315
Goodwill	98,595	497	99,092
Other assets	18,256	(717)	17,539
Total assets	$1,533,297	$(7,294)	$1,526,003
Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$898,460	$14,132	$912,592
Non-interest-bearing deposits	161,643	(16,494)	145,149
Securities sold under agreements to repurchase	30,000	—	30,000
Federal Home Loan Bank advances	195,073	(208)	194,865
Advance payments from borrowers for taxes	3,208	—	3,208
Trust preferred securities	25,694	—	25,694
Accrued interest payable	2,316	80	2,396
Other liabilities	8,064	534	8,598
Total liabilities	1,324,458	(1,956)	1,322,502
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 17,417,278 issued	174	—	174
Additional paid-in capital	180,563	(426)	180,137
Retained earnings—substantially restricted	62,226	(5,338)	56,888
Accumulated other comprehensive loss	(1,409)	—	(1,409)
Obligation of deferred compensation plan	1,241	—	1,241
Treasury stock at cost (1,705,452 shares at March 31, 2007)	(29,060)	426	(28,634)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,759)	—	(2,759)
Recognition and Retention Plan Trust (RRP)	(2,137)	—	(2,137)
Total stockholders’ equity	208,839	(5,338)	203,501
Total liabilities and stockholders’ equity	$1,533,297	$(7,294)	$1,526,003

See accompanying notes to the annual restatement tables

	December 31, 2006			September 30, 2006
	As reported	Adjustments	As Restated	As reported	Adjustments	As Restated
	(Dollars in thousands)
Assets:
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$24,840	$(2,312)	$22,528	$27,306	$(779)	$26,527
Interest-bearing deposits	27,414	(2,971)	24,443	17,429	(250)	17,179
Total cash and cash equivalents	52,254	(5,283)	46,971	44,735	(1,029)	43,706
Investment securities:
Trading	1,012	—	1,012	1,012	—	1,012
Available for sale (amortized cost of $181,940 and $206,471, respectively)	179,324	—	179,324	203,567	—	203,567
Held to maturity (fair value of $95,513 and $102,087, respectively)	97,384	—	97,384	101,455	—	101,455
Federal Home Loan Bank Stock	13,551	—	13,551	14,580	—	14,580
Loans (net of allowance for loan losses)	1,035,671	(321)	1,035,350	1,029,281	(281)	1,029,000
Loans held for sale	5,052	—	5,052	3,829	—	3,829
Accrued interest receivable	6,323	—	6,323	6,474	—	6,474
Property and equipment, net	11,494	(452)	11,042	10,743	—	10,743
Bank owned life insurance	11,695	—	11,695	11,591	—	11,591
Real estate owned	2,016	—	2,016	2,003	—	2,003
Other intangible assets, net	11,858	—	11,858	12,401	—	12,401
Goodwill	94,072	497	94,569	94,072	497	94,569
Other assets	17,861	163	18,024	17,413	(748)	16,665
Total assets	$1,539,567	$(5,396)	$1,534,171	$1,553,156	$(1,561)	$1,551,595
Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$876,924	$12,022	$888,946	$870,441	$39,531	$909,972
Non-interest-bearing deposits	160,302	(13,203)	147,099	158,195	(37,944)	120,251
Securities sold under agreements to repurchase	20,000	—	20,000	20,000	—	20,000
Federal Home Loan Bank advances	220,816	(231)	220,585	245,664	(185)	245,479
Advance payments from borrowers for taxes	3,396	—	3,396	2,414	—	2,414
Trust preferred securities	36,065	—	36,065	36,101	—	36,101
Accrued interest payable	2,529	81	2,610	2,229	80	2,309
Other liabilities	10,905	1,063	11,968	10,600	2,058	12,658
Total liabilities	1,330,937	(268)	1,330,669	1,345,644	3,540	1,349,184
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; 16,633,575 and 16,612,445 shares issued at December 31, 2006, and September 30 2006, respectively	166	—	166	166	—	166
Additional paid-in capital	179,855	—	179,855	179,344	—	179,344
Retained earnings—substantially restricted	62,367	(5,128)	57,239	61,656	(5,101)	56,555
Accumulated other comprehensive loss	(1,714)	—	(1,714)	(1,333)	—	(1,333)
Obligation of deferred compensation plan	1,369	—	1,369	1,369	—	1,369
Treasury stock at cost (1,665,443 shares at both December 31, and September 30, 2006)	(28,251)	—	(28,251)	(28,251)	—	(28,251)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,839)	—	(2,839)	(2,949)	—	(2,949)
Recognition and Retention Plan Trust (RRP)	(2,323)	—	(2,323)	(2,490)	—	(2,490)
Total stockholders’ equity	208,630	(5,128)	203,502	207,512	(5,101)	202,411
Total liabilities and stockholders’ equity	$1,539,567	$(5,396)	$1,534,171	$1,553,156	$(1,561)	$1,551,595

See accompanying notes to the annual restatement tables

	March 31, 2006
	As reported	Adjustments	As Restated
	(Dollars in thousands)

Assets:
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$19,808	$(6,043)	$13,765
Interest-bearing deposits	13,650	(1,664)	11,986
Total cash and cash equivalents	33,458	(7,707)	25,751
Investment securities:
Trading	885	—	885
Available for sale (amortized cost of $210,603)	205,317	—	205,317
Held to maturity (fair value of $106,814)	110,268	—	110,268
Federal Home Loan Bank Stock	19,507	—	19,507
Loans (net of allowance for loan losses)	1,081,848	(118)	1,081,730
Loans held for sale	3,035	—	3,035
Accrued interest receivable	6,182	—	6,182
Property and equipment, net	10,418	(77)	10,341
Bank owned life insurance	11,379	—	11,379
Real estate owned	50	—	50
Other intangible assets, net	13,649	—	13,649
Goodwill	91,481	497	91,978
Other assets	16,176	131	16,307
Total assets	$1,603,653	$(7,274)	$1,596,379
Liabilities and Stockholders’ Equity:
Deposits	$974,648	$(5,762)	$968,886
Securities sold under agreements to repurchase	32,555	—	32,555
Federal Home Loan Bank advances	338,703	(117)	338,586
Advance payments from borrowers for taxes	3,936	—	3,936
Trust preferred securities	36,234	—	36,234
Accrued interest payable	1,956	80	2,036
Other liabilities	13,573	2,953	16,526
Total liabilities	1,401,605	(2,846)	1,398,759
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; and 1,748,715 shares issued at March 31, 2006	165	—	165
Additional paid-in capital	176,908	—	176,908
Retained earnings—substantially restricted	59,764	(4,428)	55,336
Accumulated other comprehensive loss	(3,091)	—	(3,091)
Obligation of deferred compensation plan	1,242	—	1,242
Treasury stock at cost, 1,665,443 shares at March 31, 2006	(28,251)	—	(28,251)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,689)	—	(4,689)
Recognition and Retention Plan Trust (RRP)	—	—	—
Total stockholders’ equity	202,048	(4,428)	197,620
Total liabilities and stockholders’ equity	$1,603,653	$(7,274)	$1,596,379

See accompanying notes to the annual restatement tables

	December 31, 2005			September 30, 2005
	As reported	Adjustments	As Restated	As reported	Adjustments	As Restated
	(Dollars in thousands)

Assets:
Cash and cash equivalents:
Cash on hand and non-interest-earning deposits	$22,318	$(1,753)	$20,565	$16,771	$—	$16,771
Interest-bearing deposits	12,666	(1,664)	11,002	26,866	(364)	26,502
Total cash and cash equivalents	34,984	(3,417)	31,567	43,637	(364)	43,273
Investment securities:
Trading	885	—	885	82	—	82
Available for sale (amortized cost of $196,254 and $233,304, respectively)	192,881	—	192,881	231,252	—	231,252
Held to maturity (fair value of $112,787 and $119,434, respectively)	114,605	—	114,605	120,335	—	120,335
Federal Home Loan Bank Stock	16,997	—	16,997	—	—	—
Loans (net of allowance for loan losses)	1,053,160	(118)	1,053,042	1,045,704	—	1,045,704
Loans held for sale	3,614	—	3,614	5,592	—	5,592
Accrued interest receivable	6,265	—	6,265	6,227	—	6,227
Property and equipment, net	20,427	(77)	20,350	19,639	(77)	19,562
Bank owned life insurance	11,280	—	11,280	11,178	—	11,178
Real estate owned	284	—	284	437	—	437
Other intangible assets, net	14,224	—	14,224	—	—	—
Goodwill	91,686	497	92,183	106,164	497	106,661
Other assets	16,662	(59)	16,603	15,360	(151)	15,209
Total assets	$1,577,954	$(3,174)	$1,574,780	$1,605,607	$(95)	$1,605,512
Liabilities and Stockholders’ Equity:
Deposits	$1,007,555	$(1,472)	$1,006,083	$1,030,711	$—	$1,030,711
Securities sold under agreements to repurchase	28,025	—	28,025	24,436	—	24,436
Federal Home Loan Bank advances	312,117	(50)	312,067	328,144	—	328,144
Advance payments from borrowers for taxes	3,649	—	3,649	2,040	—	2,040
Trust preferred securities	10,496	—	10,496	10,532	—	10,532
Accrued interest payable	2,153	18	2,171	1,708	—	1,708
Other liabilities	12,773	2,887	15,660	9,966	2,819	12,785
Total liabilities	1,376,768	1,383	1,378,151	1,407,537	2,819	1,410,356
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value; 40,000,000 shares authorized; and 16,517,973 and 16,465,922 shares issued at December 31, 2005 and September 30, 2005, respectively	165	—	165	165	—	165
Additional paid-in capital	176,786	—	176,786	176,741	—	176,741
Retained earnings—substantially restricted	57,978	(4,557)	53,421	55,794	(2,914)	52,880
Accumulated other comprehensive loss	(1,929)	—	(1,929)	(1,134)	—	(1,134)
Obligation of deferred compensation plan	1,242	—	1,242	1,076	—	1,076
Treasury stock at cost, (1,665,443 shares at both December 31, and September 30, 2005)	(28,251)	—	(28,251)	(28,085)	—	(28,085)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(4,805)	—	(4,805)	(4,795)	—	(4,795)
Recognition and Retention Plan Trust (RRP)	—	—	—	(1,692)	—	(1,692)
Total stockholders’ equity	201,186	(4,557)	196,629	198,070	(2,914)	195,156
Total liabilities and stockholders’ equity	$1,577,954	$(3,174)	$1,574,780	$1,605,607	$(95)	$1,605,512

See accompanying notes to the annual restatement tables

The following table presents a reconciliation of the effects of adjustments made to the Company’s previously reported consolidated statements of changes in stockholder’s equity and comprehensive income for 2007 and 2006:

				Accumulated	Obligation of		Common
		Additional		other	deferred		stock
	Common	paid in	Retained	comprehensive	compensation	Treasury	acquired by
	stock	capital	earnings	income (loss)	plan	stock	benefit plans	Total
	(Dollars in thousands)

Balance at June 30, 2006, as reported	$166	$178,886	$60,404	$(3,317)	$1,258	$(28,251)	$(5,748)	$203,398
Restatement adjustments:
Net income	—	—	(4,409)	—	—	—	—	(4,409)
Cumulative effect of restatement	—	—	(365)	—	—	—	—	(365)

Balance at June 30, 2006, as restated	$166	$178,886	$55,630	$(3,317)	$1,258	$(28,251)	$(5,748)	$198,624

Balance at June 30, 2007, as reported	$175	$191,223	$51,932	$(3,180)	$1,277	$(31,493)	$(4,599)	$205,335
Restatement adjustments:
Net income	—	—	(1,128)	—	—	—	—	(1,128)
Issuance of restricted shares from Treasury Stock	—	(447)	—	—	—	447	—	—
Cumulative effect of restatement	—	—	(4,774)	—	—	—	—	(4,774)

Balance at June 30, 2007, as restated	$175	$190,776	$46,030	$(3,180)	$1,277	$(31,046)	$(4,599)	$199,433

The following table presents a reconciliation of the effects of adjustments made to the Company’s previously reported consolidated statements of cash flows for 2007 and 2006:

	For the year ended June 30, 2007			For the year ended June 30, 2006
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
	(Dollars in thousands)

Net cash flows from operating activities:
Net income	$8,395	$(1,128)	$7,267	$11,076	$(4,409)	$6,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,598	—	2,598	1,837	—	1,837
Amortization of premium and accretion of discount, net	180	—	180	347	—	347
Amortization of intangible assets	2,043	88	2,131	1,928	—	1,928
Provision for loan losses	653	—	653	3,205	175	3,380
Gain on sale of loans available for sale	(616)	—	(616)	(370)	13	(357)
(Gain) loss on sale of securities available for sale and trading	(228)	—	(228)	936	(17)	919
Gain on sale of interest rate corridor	(804)	—	(804)	—	—	—
Gain on sale of real estate	(303)	(77)	(380)	—	(17)	(17)
Increase in loans held for sale	(57,313)	—	(57,313)	(76,020)	(3,048)	(79,068)
Proceeds from sale of loans held for sale	52,489	—	52,489	81,911	—	81,911
Purchase of trading account securities	(274)	—	(274)	(820)	—	(820)
Excess tax benefit from stock options exercised	(261)	—	(261)	(198)	(56)	(254)
Amortization of deferred loan fees, discounts and premiums	(1,266)	423	(843)	(1,442)	386	(1,056)
(Increase) decrease in accrued interest receivable	(91)	84	(7)	335	—	335
(Increase) decrease in value of bank owned life insurance	(447)	—	(447)	6,036	(6,405)	(369)
(Increase) decrease in other assets	(2,434)	(68)	(2,502)	3,225	3,683	6,908
Increase (decrease) in other liabilities	479	6,763	7,242	(8,455)	(4,936)	(13,391)
Stock based compensation	1,931	—	1,931	1,963	—	1,963
Increase (decrease) in accrued interest payable	18	—	18	(351)	80	(271)
Net cash provided by operating activities	4,749	6,085	10,834	25,143	(14,551)	10,592
Cash flows from investing activities:
Capital expenditures	(5,080)	—	(5,080)	(3,287)	(661)	(3,948)
Proceeds from sale of office buildings	1,649	265	1,914	11,139	—	11,139
Net decrease (increase) in loans	26,118	301	26,419	(25,825)	1,116	(24,709)
Purchase of securities available for sale	(62,737)	—	(62,737)	(23,027)	—	(23,027)
Proceeds from sales and calls of securities available for sale	72,768	—	72,768	80,132	—	80,132
Proceeds from maturities, payments and calls of investment securities held to maturity	17,205	—	17,205	59,159	—	59,159
Net decrease (increase) in FHLB stock	5,462	—	5,462	11,544	—	11,544
Proceeds from sale of other real estate owned	2,572	—	2,572	388	—	388
Net cash used for acquisition	(4,433)	—	(4,433)	(35,032)	12,096	(22,936)
Net cash provided by (used in) investing activities	53,524	566	54,090	75,191	12,551	87,742
Cash flows from financing activities:
Net increase (decrease) in deposits	74,932	1,298	76,230	(55,519)	4,724	(50,795)
Increase in securities sold under agreements to repurchase	—	—	—	26,636	(6,636)	20,000
Proceeds from FHLB advances	107,400	—	107,400	215,700	—	215,700
Repayment of FHLB advances	(200,054)	(137)	(200,191)	(291,724)	(1,865)	(293,589)
(Decrease) increase in advance payments from borrowers for taxes and insurance	(522)	—	(522)	1,428	1	1,429
Net proceeds from the issuance of trust preferred securities	—	—	—	25,000	—	25,000
Repayment of trust preferred securities	(10,000)	—	(10,000)	—	—	—
Cash dividends on common stock	(6,920)	—	(6,920)	(6,718)	—	(6,718)
Proceeds from stock issuance	—	—	—	—	—	—
Cash in lieu of fractional shares	(10)	—	(10)	—	—	—
Stock options exercised	1,392	—	1,392	1,275	—	1,275
Excess tax benefit from stock options exercised	261	—	261	198	56	254
Common stock repurchased as treasury stock	(3,242)	—	(3,242)	—	(179)	(179)
Net cash (used in) provided by financing activities	(36,763)	1,161	(35,602)	(83,724)	(3,899)	(87,623)
Net increase (decrease) in cash and cash equivalents	21,510	7,812	29,322	16,610	(5,899)	10,711

Cash and cash equivalents:
Beginning of year	37,219	(6,264)	30,955	20,609	(365)	20,244
End of year	$58,729	$1,548	$60,277	$37,219	$(6,264)	$30,955
Supplemental disclosures of cash and cash flow information
Interest paid	$41,126	$(82)	$41,044	$32,589	$(113)	$32,476
Income taxes paid	416	—	416	2,628	—	2,628
Noncash items:
Net unrealized gain (loss) on investment securities available for sale, net of tax	1,051	—	1,051	(3,424)	487	(2,937)
Net unrealized (loss) gain on cash flow hedge, net of tax	(766)	—	(766)	505	(129)	376

3.             Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on a different basis, from its interest-earning assets. The Company’s primary credit risk is the risk of default on the Company’s loan portfolio that results from the borrower’s inability to make contractually required payments. The Company’s lending activities are concentrated in Pennsylvania. The largest concentration of the Company’s loan portfolio is located in southeastern Pennsylvania. The ability of the Company’s borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower’s geographic region and the borrower’s financial condition. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, the valuation of loans held for sale, securities available for sale and mortgage servicing assets. The Company is subject to certain Federal banking laws and regulations as further described herein and in note 19. Compliance with regulations causes the Company to incur significant costs. In addition, the possibility of future changes to such regulations presents the risk that future additional costs will be incurred that may impact the Company.

4.                                      Acquisition of Chester Valley Bancorp

The above noted Chester Valley acquisition cost was approximately $145.3 million, comprised of $88.5 million related to 4,977,256 shares of common stock issued by the Company, $54.2 million in cash, consisting of $51.0 million paid to shareholders of Chester Valley and $3.2 million in capitalized acquisition costs along with $2.6 million related to the conversion of former stock options of Chester Valley to options of the Company. As a result of the Merger, the Company recorded an approximate $108.6 million intangible asset, including a $14.9 million core deposit intangible asset with the remainder recorded as goodwill. The Company’s statement of operations for the twelve months ended June 30, 2006 includes the results of operations of the former Chester Valley Bancorp and subsidiaries only for the period beginning on September 1, 2005. The fair values used in computing the purchase accounting adjustments were finalized at June 30, 2006.

The following table summarizes the purchase accounting adjustments resulting from the Merger:

Chester Valley Acquisition Summary
(Dollars in Thousands)

(As restated)
Total acquisition price	$145,334
Book value of Chester Valley	48,391
Adjustments to record assets and liabilities at fair value:
Loan discount	(1,181)
FHLB advance discount	(1,747)
Certificate of deposit premium	(1,036)
Trust preferred premium	(277)
Write-off existing intangibles	(3,193)
Other liabilities	(3,505)
Market value adjustment on premises and equipment	(738)
Core deposit intangible	14,883
Resulting goodwill	93,737

The following table summarizes the pro forma operating results of Willow Financial Bancorp, Inc. had the acquisition of Chester Valley occurred on July 1, 2005.

Willow Financial Bancorp, Inc.
Pro-forma Operating Results with Chester Valley Acquisition
For year ended June 30, 2006
(Dollars in thousands, except per share amounts)

(As restated)
Total interest income	$87,506
Total interest expense	34,390
Provision for loan losses	3,824
Other income	8,620
Other expense	53,955
Income before tax	3,957
Income tax	1,000
Net income	2,957
Non-recurring items(a)	5,492
Adjusted net income(b)	$8,449
Earnings per Share:
Basic	$0.21
Diluted	$0.20

(a)                    Reflects gross losses on securities sales ($1.8 million), professional fees ($1.8 million) and stock option compensation payments to holders of certain Chester Valley options ($4.7 million).

(b)                   Adjusted for non-recurring items at an effective tax rate of 34%.

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

5.                                      Summary of Significant Accounting Policies

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

Goodwill and Other Intangibles

Goodwill represents the excess cost over fair value of assets acquired over liabilities as a result of the Merger and earlier branch acquisitions. Included in other intangibles are core deposit intangibles, a measure of the value of checking and savings deposits acquired in the Merger accounted for under the purchase method. The core deposit intangible is being amortized to expense over a fourteen-year life using a method that approximates a level yield method. A customer intangible recorded as a result of the acquisition of BeneServ is being amortized to expense over a ten-year life using a straight line basis. The Company follows the provisions of Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets at least annually and ismpairment losses are recognized if the carrying value of the intangible exceeds its fair value. As discussed in Note 26 of the Notes to the Consolidated Financial Statements, the Company expects to record an impairment charge to goodwill for the quarter ended December 31, 2007.

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

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented, see Note 7. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans and unvested common stock awards.

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

Recent Accounting Pronouncements

FASB Statement No, 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company did not elect early adoption and is currently assessing the implications of this Statement on its financial statements.

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

FASB Interpretation 48, Accounting for Uncertainty in Income Tax Positions

Effective July 1, 2007 the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of July 1, 2007, the Company had no material unrecognized tax benefits, accrued interest or penalties.  Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of July 1, 2007, tax years 2004 through 2007 remain subject to Federal examination as well as examination by state taxing jurisdictions.

FASB Statement No, 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments . Under this new statement, an entity may re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. This statement is effective for all financial instruments that the Company acquires or issues after July 1, 2007. The adoption of this statement will not have a material impact on the Company’s financial position or results of operations.

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

6.                                      Stock Compensation Plans

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

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at June 30, 2007 were as follows:

	Options Outstanding			Exercisable Options
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share
$3.50- $5.00	106,255	$3.79	2.3	106,255	$3.79
$7.50- $9.50	221,765	8.29	4.2	221,765	8.29
$9.51- $14.00	509,817	12.15	5.8	374,373	12.05
$14.01- $16.50	64,656	14.55	7.0	48,906	14.24
Total	902,493	$10.39	5.1	751,299	9.92

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

7.                                      Earnings Per Share

For the years ended June 30, 2007, 2006 and 2005 earnings per share, basic and diluted, were $0.48 and $0.47, $0.47 and $0.46, and $0.70 and $0.67, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations.

	Year Ended June 30,
	2007		2006
	(As restated)		(As restated)		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except share data)
Net income	$7,267	$7,267	$6,667	$6,667	$6,726	$6,726
Dividends on unvested stock awards	(56)	(56)	(76)	(76)	(99)	(99)
Income available to common stock holders	$7,211	$7,211	$6,591	$6,591	$6,627	$6,627
Weighted average shares outstanding	15,117,871	15,117,871	13,934,631	13,934,631	9,409,145	9,409,145
Effect of dilutive securities
Common stock equivalents	—	226,283	—	338,155	—	304,147
Unvested stock awards	—	6,705	—	18,915	—	144,752
Adjusted weighted average shares used in earnings per share calculation	15,117,871	15,350,859	13,934,631	14,291,701	9,409,145	9,858,044
Earnings per share	$0.48	$0.47	$0.47	$0.46	$0.70	$0.67

8.                                      Investment Securities

HTM and AFS investment securities at June 30, 2007 and 2006 consisted of the following:

	June 30, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$16,253	$4	$(414)	$15,843
FHLMC	11,839	—	(455)	11,384
CMOs	60,271	—	(1,010)	59,261
Total held to maturity	88,363	4	(1,879)	86,488
Available for sale:
US government agency securities	35,285	—	(1,077)	34,208
Municipal bonds	30,585	55	(635)	30,005
Mortgage-backed securities:
FNMA	38,007	5	(1,050)	36,962
FHLMC	35,833	2	(1,028)	34,807
GNMA	—	—	—	—
CMOs	22,080	20	(331)	21,769
Corporate debt securities	19,978	73	(625)	19,426
Equities	11,464	69	(371)	11,162
Total available for sale	193,232	224	(5,117)	188,339
Total securities	$281,595	$228	$(6,996)	$274,827

	June 30, 2006
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$18,639	$—	$(779)	$17,860
FHLMC	14,567	—	(765)	13,802
CMOs	72,355	—	(1,930)	70,425
Total held to maturity	105,561	—	(3,474)	102,087
Available for sale:
US government agency securities	35,473	—	(1,176)	34,297
Municipal bonds	9,105	90	(68)	9,127
Mortgage-backed securities:
FNMA	52,181	13	(2,054)	50,140
FHLMC	47,153	6	(1,988)	45,171
GNMA	4,189	4	(35)	4,158
CMOs	29,059	—	(561)	28,498
Corporate debt securities	14,419	24	(235)	14,208
Equities	11,642	69	(385)	11,326
Total available for sale	203,221	206	(6,502)	196,925
Total securities	$308,782	$206	$(9,976)	$299,012

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

	1 year or less	After 1 year but less than 5 years	After 5 years but less than 10 years	After 10 years or with no stated maturity	Total
	(Dollars in thousands)
US government agency securities	$—	$4,446	$9,752	$20,010	$34,208
Mortgage-backed securities and CMOs	6,392	81,913	23,742	67,979	180,026
Municipal bonds	1,645	576	3,476	24,308	30,005
Corporate bonds	—	—	1,193	18,233	19,426
Equity securities	—	—	—	11,162	11,162
Total securities at fair value	$8,037	$86,935	$38,163	$141,692	$274,827
Total securities at amortized cost	$8,150	$88,778	$39,626	$145,041	$281,595

The Company must maintain ownership of specified amounts of stock as a member of the FHLB. The Company’s ownership of FHLB stock was $11.4 million and $16.9 million as of June 30, 2007 and 2006, respectively.

For mortgage-backed securities, expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligation. Of the Company’s $34.2 million of U.S. Government and Government agency securities at June 30, 2007, none are callable within one year.

As described in note 13, certain investment securities available for sale are maintained to collateralize advances from the FHLB. Provided below is a summary of investment securities classified as held to maturity and available-for-sale which were in an unrealized loss position at June 30, 2007 and 2006. Approximately $3.4 million, or 66.0%, of the unrealized loss at June 30, 2007 was comprised of securities in a continuous loss position for twelve months or more, which included certain equity securities. This aggregate loss compares to an aggregate loss of $255 thousand, or 4.1%, at June 30, 2006.

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

Approximately $10.0 million of the investment in equity securities is an investment in mutual funds, which are comprised of adjustable rate mortgage securities and thus the fair values are directly correlated to movements in interest rates. Additionally, the Company has both the ability and the intent to hold fixed income securities until such time as the value recovers or the security matures and for the equity securities, management believes that the unrealized losses are temporary and overall not significant to the value of equity securities.

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

9.                                      Loans

Loans receivable as of June 30, 2007 and 2006 consisted of the following (as restated):

	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Mortgage loans:
Single-family	$273,247	$298,509
Multi-family & commercial real estate	316,099	325,987
Construction	93,180	112,774
Home equity	272,295	259,119
Total mortgage loans	954,821	996,389
Consumer loans	3,917	4,304
Commercial business loans	88,274	80,815
Total loans receivable	1,047,012	1,081,508
Allowance for loan losses	(12,210)	(16,737)
Deferred loan costs (fees), net	491	(1,170)
Loans receivable, net	$1,035,293	$1,063,601

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

The following is a summary of the activity in the allowance for loan losses for the years ended June 30, 2007, 2006 and 2005:

	For the year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Balance, beginning of the period	$16,737	$6,113	$5,220
Plus: Provisions for loan losses	653	3,380	1,232
Less charge-offs for:
Mortgage loans	(76)	(24)	(7)
Consumer loans	(277)	(237)	(22)
Commercial real estate loans	(1,848)	—	—
Commercial business loans	(3,185)	(47)	(316)
Total Charge-offs	(5,386)	(308)	(345)
Plus: Recoveries	206	615	6
Allowance acquired in the Merger	—	6,937	—
Balance, end of the period	$12,210	$16,737	$6,113

10.                               Goodwill and Other Intangible Assets (as restated)

The Company recorded goodwill of $1.0 million during 2007 relating to the acquisition of BeneServ and $93.7 million in 2006 that resulted from the Merger. The remaining goodwill balance, which approximates $836 thousand at June 30, 2007, relates to a branch acquisition in 1994. The net other intangible balance of $14.3 million at June 30, 2007 primarily resulted from the Merger as well as the customer intangible from the acquisition of BeneServ. The amortization expense of the other intangible assets for the fiscal year ended June 30, 2007 was $2.1 million.

The estimated aggregate amortization expense related to other intangibles for each of the five succeeding calendar years is:

Year ending	(Dollars in thousands)
June 30, 2008	$2,063
June 30, 2009	1,917
June 30, 2010	1,771
June 30, 2011	1,625
June 30, 2012	1,480
$8,856

As discussed in Note 26 to the Consolidated Financial Statements, we expect to record an impairment charge to goodwill for the quarter ended December 31, 2007.

11.                               Property and Equipment (as restated)

Property and equipment by major classification are summarized as follows:

		For the year ended June 30,
	Depreciable life	2007	2006
	(Dollars in thousands)
Land		$1,129	$1,129
Buildings	15 to 40 years	6,849	5,710
Furniture, fixtures and equipment	3 to 7 years	10,806	6,572
Total		18,784	13,411
Accumulated depreciation		(7,477)	(3,424)
Property and equipment, net		$11,307	$9,987

Depreciation expense for the years ended June 30, 2007, 2006 and 2005 amounted to $2.6 million, $1.8 million, and $955 thousand, respectively.

In February 2006, the Bank completed a sale-leaseback of eight of its branch offices resulting in the receipt of approximately $11.1 million in cash and an excess over book value of approximately $722 thousand. The premium attributed to the former First Financial branches of $194 thousand reduced goodwill while the balance of such premium of $528 thousand is deferred and amortized as a reduction of rent expense over the term of the leases.

12.                               Deposits (as restated)

Deposit balances by type consisted of the following at June 30, 2007, and 2006 (as restated):

	June 30, 2007		June 30, 2006
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Savings accounts (passbooks, statements, clubs)	$87,565	8.0%	$101,119	9.9%
Money market accounts	403,487	36.9	338,451	33.3
Certificates of deposit less than $100,000	239,967	22.0	238,603	23.5
Certificates of deposit greater or equal to $100,000	94,705	8.7	63,024	6.2
Interest-bearing checking accounts	125,905	11.5	152,056	15.0
Non-interest-bearing checking accounts	141,101	12.9	123,247	12.1
Total	$1,092,730	100.0%	$1,016,500	100.0%

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

13.                               Federal Home Loan Bank Advances (as restated)

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying 1-4 family residential mortgage loans and U.S. government agency, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The Company’s FHLB stock is also pledged to secure these advances.

At June 30, 2007, the Company’s FHLB advances have contractual maturities as follows (as restated):

	Amount outstanding	Weighted average rate
	(dollars in thousands)
Due by:
June 30, 2008	$17,677	3.8%
June 30, 2009	24,443	3.7
June 30, 2010	10,273	4.7
June 30, 2011	22,675	5.4
June 30, 2012	29,053	4.5
Thereafter	85,643	4.0
Total	$189,764	4.2%

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

14.                               Trust Preferred Securities and Other Borrowings

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

15.                               Income Taxes (as restated)

Income tax expense for the years ended June 30, 2007, 2006 and 2005 consisted of the following:

		Current	Deferred	Total
		(Dollars in thousands)
For the year ended June 30, 2007	Federal	$1,150	$1,718	$2,868
	State	18	—	18
	Total	$1,168	$1,718	$2,886
For the year ended June 30, 2006	Federal	$697	$2,289	$2,986
	State	24	—	24
	Total	$721	$2,289	$3,010
For the year ended June 30, 2005	Federal	$3,050	$2	$3,052
	State	—	—	—
	Total	$3,050	$2	$3,052

The expense (benefit) for income taxes differed from that computed at the statutory federal corporate rate for the years ended June 30, 2007, 2006 and 2005 as follows:

	For the year ended June 30,
	2007		2006		2005
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
	(Dollars in thousands)
At statutory rate	$3,554	35.0%	$3,387	35.0%	$3,324	34.0%
State tax, net of federal tax benefit	12	0.1	15	0.2	—	—
Low income housing credits	(162)	(1.6)	(154)	(1.6)	(29)	(0.3)
Tax-exempt interest	(601)	(5.9)	(269)	(2.8)	(280)	(2.9)
Meals and entertainment	11	0.1	6	0.1	6	0.1
BOLI	(152)	(1.5)	(130)	(1.3)	(65)	(0.7)
Dividends on ESOP shares	(93)	(0.9)	(106)	(1.1)	(108)	(1.1)
ESOP compensation expense	138	1.4	174	1.8	196	2.0
Stock based compensation	16	0.1	107	1.1	—	—
Change in statutory federal tax rate	—	—	(93)	(1.0)	—	—
Other	163	1.6	73	0.7	8	0.1
Income tax expense	$2,886	28.4%	$3,010	31.1%	$3,052	31.2%

Significant deferred tax assets and liabilities included in other assets and liabilities of the Company as of June 30, 2007 and 2006 are as follows:

	June 30,
	2007	2006
	(Dollars in thousands)
Deferred loan fees	$84	$115
Retirement plan reserves	488	586
Employee benefits	234	222
Uncollected interest	78	274
Book bad debt reserves	4,274	6,024
Unrealized loss on available for sale securities	1,712	1,966
Investment impairment reserves	1,360	1,504
Loan discounts	66	325
Sale/Leaseback	159	167
Purchase accounting fair value adjustments	88	292
Fixed asset write-downs	—	326
Investment in joint venture	236	188
Net operating loss carryover	—	196
Low income housing credit carryover	686	289
AMT credit carryover	691	272
Other, net	222	207
Gross deferred tax assets	10,378	12,953
Intangible asset amortization	(3,022)	(3,534)
Depreciation	(372)	(411)
Other	(99)	(151)
Gross deferred tax liabilities	(3,493)	(4,096)
Net tax deferred asset	$6,885	$8,857

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

At June 30, 2007, the Company had $686 thousand in low income housing tax credit carry-forwards. These carry-forwards expire after June 30, 2026 if not utilized. In addition, the Company has $691 thousand of alternative minimum tax credit carry-forwards that have an indefinite life.

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

16.                               Benefit Plans (as restated)

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

Supplemental Retirement Plans

Effective June 30, 1998, the Company adopted non-qualified supplemental retirement plans for the Company’s Board of Directors (the “Directors’ Plan”) and for the Company’s former president (the “President’s Plan”). The Directors’ Plan provided for fixed annual payments to qualified directors for a period of ten years from retirement. Benefits to be paid accrued at the rate of 20% per year on completion of six full years of service, with full benefit accrual at ten years of service. At the time these plans were adopted credit was given for past service. The President’s Plan provides for payments for a period of ten years beginning at retirement based on a percentage of annual compensation not to exceed an established cap. Full benefits become accrued at age 68 with partial vesting prior thereto. Both plans provide for full payments in the event of a change in control of the Company. The Directors’ Plan and President’s Plan are intended to be, and are, unfunded. The accrued liability of the Directors’ Plan and the President’s Plan were $801 thousand and $648 thousand and $965 thousand and $710 thousand at June 30, 2007 and 2006, respectively.

In November 2005, the Company terminated its Directors Retirement Plan and the Directors Incentive Compensation Plan, at which time the directors became fully vested in their accrued benefit as of October 31, 2005, under the Directors Retirement Plan. The Company’s former President has retired and is fully vested in the President’s Plan.

17.                               Commitments and Contingencies

At June 30, 2007 and 2006, the Company was committed to fund loans as follows:

	June 30,
	2007	2006
	(Dollars in thousands)
Loans with fixed interest rates	$21,316	$5,923
Loans with variable interest rates	6,041	8,824
Total commitments to fund loans	$27,357	$14,747

Financial Instruments With Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments (see Note 5 above). At June 30, 2007 and June 30, 2006, respectively, the Company was committed to the funding of first mortgage loans of $15.3 million and $9.9 million, respectively, construction loans of $48.7 million and $61.6 million, respectively, commercial real estate loans of $1.8 million and $5.7 million, respectively, lines of credit of $164.8 million and $146.0 million, respectively, and standby letters of credit of $16.8 million and $9.0 million, respectively.

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

FFB is a party to three civil actions relating to some of the revenue bonds which are the subject of the SEC investigation described above. On August 30, 2005, a writ of summons was filed by the Boyertown Area School District (“Boyertown”) in the Court of Common Pleas, Montgomery County, Pennsylvania commencing a civil action against, inter alia, FFB. Boyertown Area School District v. First Financial Bank et. al. , No. 0521799. A complaint was filed on November 9, 2005, asserting the following claims against FFB: Breach of Trust Indenture and Fiduciary Duties (Count 1), Breach of Fiduciary Duties (Count 2), Civil Conspiracy (Count 3), and Concerted Action (Count 4). On September 19, 2005, Red Lion Area School District (“Red Lion”) filed a complaint in the Court of Common Pleas, York County, Pennsylvania, against inter alia , FFB. Red Lion Area School District v. Bradbury et. al. , No. 2005-SU1656Y01; No. 2005SU2544Y01. This case has been transferred to the Court of Common Pleas of Montgomery County, Pennsylvania, and an amended complaint was filed on October 18, 2006. The amended complaint asserts the following claims against FFB: Declaratory Judgment (Count 15), Breach of Trust Indenture (Count 16), Civil Conspiracy (Count 17), Civil Conspiracy—Alternative Legal Basis (Count 18), Breach of Common Law Duties as Trustee (Count 19), Tortious Action in Concert/Aiding and Abetting Fraud (Count 20), Breach of Trust Indenture (Count 21), Breach of Fiduciary Duties (Count 22), Vicarious Liability and Respondeat Superior (Count 23), Unjust Enrichment (Count 24), and Unjust Enrichment (Count 25). On March 16, 2006, Perkiomen Valley School District (“Perkiomen”) filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania, against, inter alia , FFB  Perkiomen Valley School District v. First Financial Bank et.al. , No. 0606533. The complaint asserts the following claims against FFB: Breach of Trust Indenture (Count 1), Breach of Fiduciary Duties (Count 2), Vicarious Liability and Respondeat Superior (Count 3), Civil Conspiracy (Count 4), and Concert of Action (Count 5). The actions have been consolidated for discovery and case management purposes, but not for trial. The Bank’s answers were provided on September 6, 2007, with respect to the Red Lion matter, and September 10, 2007, with respect to the Boyertown and Perkiomen matters. Discovery is in its initial stages. The Company believes the above noted lawsuits are without merit and intends to vigorously defend itself in the suits.

On June 16, 2007, Cincinnati Insurance Company (“Cincinnati”) commenced a declaratory judgment action in federal court against the Bank, Red Lion, Boyertown, and Perkiomen seeking a declaration that Cincinnati is not obligated to provide insurance coverage to the Bank in connection with the SEC subpoena and the litigation brought by Red Lion, Boyertown, and Perkiomen: Cincinnati Insurance Company v. First Financial Bank et al., 07-02389 (E.D. Pa.). The Bank’s answer was provided on September 20, 2007.

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

18.         Accounting for Derivative Instruments and Hedging (as restated)

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

At June 30, 2007, the Company had five interest rate swap arrangements used to hedge specific loans originated by the Bank for which the transactions were economically beneficial to the Bank in passing along the interest rate risk to the borrower. The swaps effectively convert the rates from a floating rate based on LIBOR to a fixed rate throughout the life of the underlying loans. At June 30, 2007, the total outstanding notional amount on these swaps was $9.3 million. The weighted average floating and fixed rates on these transactions were 4.6% and 5.3%, respectively at June 30, 2007. The Company lacked sufficient documentation for these transactions to receive hedge accounting treatment. As such, the Bank has recorded a net receivable of $196 thousand and $480 thousand, respectively, at June 30, 2007 and 2006. The change in the fair value of the interest rate swaps is included as a component of other income on the consolidated statements of income.

19.         Regulatory Matters

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

At June 30, 2007, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank’s actual capital levels are detailed below (as restated):

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2007
Tangible capital (to tangible assets)	$117,703	8.2%	$21,580	1.5%	$28,773	2.0%
Core capital (to adjusted tangible assets)	117,703	8.2%	57,547	4.0%	71,933	5.0%
Tier I capital (to risk-weighted assets)	117,703	12.2%	N/A	N/A	57,682	6.0%
Risk-based capital (to risk-weighted assets)	127,983	13.3%	76,909	8.0%	96,136	10.0%
As of June 30, 2006 Tangible capital (to tangible assets)	$108,354	7.4%	$21,910	1.5%	$29,214	2.0%
Core capital (to adjusted tangible assets)	108,354	7.4%	58,428	4.0%	73,035	5.0%
Tier I capital (to risk-weighted assets)	108,354	11.3%	N/A	N/A	57,091	6.0%
Risk-based capital (to risk-weighted assets)	119,875	12.6%	76,121	8.0%	95,151	10.0%

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

20.       Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of the Company’s financial instruments, including off-balance sheet financial instruments, at June 30, 2007 and 2006, are as follows (as restated):

	June 30, 2007		June 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$60,277	$60,277	$30,955	$30,955
Trading securities	1,176	1,176	902	902
Securities available for sale	188,339	188,339	196,925	196,925
Securities held to maturity	88,363	86,488	105,561	102,087
Loans available for sale	8,075	8,075	2,635	2,635
Loans, net	1,035,293	1,020,289	1,063,601	1,056,425
Accrued interest receivable	6,654	6,654	6,647	6,647
Liabilities:
Deposits with no stated maturities	758,058	758,058	714,873	714,873
Certificates of deposit	334,672	315,561	301,627	297,959
FHLB Advances	189,764	183,429	282,555	275,970
Trust preferred securities	25,774	24,537	36,198	36,198
Accrued interest payable	2,303	2,303	2,285	2,285

21.       Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income (loss) are as follows:

	Year ended June 30, 2007
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Other comprehensive income:
Unrealized holding gains during the period	$1,638	$(587)	$1,051
Reclassification adjustment for gains included in net income	(228)	80	(148)
Gain on termination of interest rate corridor	(804)	281	(523)
Net unrealized loss on cash flow hedge	(376)	133	(243)
Total other comprehensive income	$230	$(93)	$137

	Year ended June 30, 2006
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Unrealized holding losses during the period	$(4,549)	$1,612	$(2,937)
Reclassification adjustment for losses included in net income	919	(322)	597
Net unrealized gain on cash flow hedge	579	(203)	376
Total other comprehensive loss	$(3,051)	$1,087	$(1,964)

	Year ended June 30, 2005
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Other comprehensive income:
Unrealized (losses) gains on securities available for sale:
Unrealized holding gains during the period	$1,749	$(688)	$1,061
Reclassification adjustment for gains included in net income	73	(24)	49
Total other comprehensive income	$1,822	$(712)	$1,110

22.       Segment Information

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

Segment information for the twelve months ended June 30, 2007 and 2006 is as follows (as restated):

	Year ended June 30,
	2007			2006
	Bank	WIS	Total	Bank	WIS	Total
	(Dollars in thousands)
Interest income	$86,050	$—	$86,050	$81,530	$—	$81,530
Interest expense	41,062	—	41,062	32,205	—	32,205
Net interest income	44,988	—	44,988	49,325	—	49,325
Non-interest income	9,958	2,309	12,267	6,025	2,089	8,114
Depreciation expense	2,598	—	2,598	1,837	—	1,837
Income tax expense	2,752	134	2,886	2,840	170	3,010
Total net income	6,988	279	7,267	6,352	315	6,667
Total assets	1,550,343	953	1,551,296	1,568,820	1,914	1,570,734

23.           Parent Company Financial Information (Willow Financial Bancorp, Inc.)

Condensed Statements of Financial Condition

	At June 30, 2007 (As restated)	At June 30, 2006 (As restated)
	(Dollars in thousands)
Assets:
Cash	$440	$3,883
Note receivable from subsidiary	4,770	5,182
Investment in subsidiaries	213,742	202,772
Investment securities
Trading	1,176	902
Available for sale (amortized cost of $789 and $10,967, respectively)	827	10,881
Goodwill	6,526	6,526
Other assets	1,963	4,835
Total assets	$229,444	$234,981
Liabilities and stockholders’ equity:
Subordinated debentures	$25,744	$36,198
Other liabilities	4,267	159
Total liabilities	30,011	36,357
Total stockholders’ equity	199,433	198,624
Total liabilities and stockholders’ equity	$229,444	$234,981

Condensed Statements of Income

	For the year ended June 30,
	2007 (As restated)	2006 (As restated)	2005
	(Dollars in thousands)
Interest income:
Interest and dividend income	$542	$401	$182
Total interest and dividend income:	542	401	182
Non-interest income:
Realized gain (loss) on investments	49	51	(57)
Other income	2	48	—
Total non-interest income (loss)	51	99	(57)
Total income	593	500	125
Expense:
Professional fees	14	281	452
Stationery and printing	—	27	28
Consulting services	—	38	744
Interest expense on subordinated debentures	2,434	1,109	—
Investor relations	14	70	134
Other expense	600	425	208
Total expense	3,062	1,950	1,566
Loss before taxes	(2,469)	(1,450)	(1,441)
Income tax benefit	(129)	—	(491)
Loss before equity in income of subsidiary	(2,340)	(1,450)	(950)
Equity in income of subsidiary	9,607	8,117	7,676
Net income	$7,267	$6,667	$6,726

Condensed Statements of Cash Flows

	For the year ended June 30,
	2007 (As restated)	2006 (As restated)	2005
	(Dollars in thousands)
Cash flow from operating activities:
Net income:	$7,267	$6,667	$6,726
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary	(9,607)	(8,117)	(7,676)
Realized (gain) loss on investments	(49)	(51)	57
Increase in other assets	(2,872)	(2,644)	(1,353)
Purchase of trading account securities	(274)	(849)	(53)
Net tax payments received from subsidiary	8,438	—	—
Increase (decrease) in other liabilities	4,108	(191)	(60)
Net cash provided by (used in) operating activities	7,011	(5,185)	(2,359)
Cash flows from investing activities:
Purchase of securities available for sale	—	(10,054)	(5,036)
Proceeds from sales and calls of securities available for sale	10,054	4,476	—
Net (funding) repayment of notes receivable	(1,284)	1,367	13,655
Net cash used for acquisition	—	(35,032)	—
Net cash provided by (used in) investing activities	8,770	(39,243)	8,619
Cash flows from financing activities:
Capital contribution to subsidiaries	—	(15,000)	—
Dividends received from subsidiary	—	43,806	—
Proceeds from stock issuance	1,392	1,275	285
Proceeds from issuance of subordinated debentures	—	25,000	—
Repayment of trust preferred securities	(10,454)	—	—
Treasury stock purchases	(3,242)	(179)	(2,595)
Dividends paid	(6,920)	(6,718)	(4,196)
Net cash (used in) provided by financing activities	(19,224)	48,184	(6,506)
Net (decrease) increase in cash and cash equivalents	(3,443)	3,756	(246)
Cash and cash equivalents at beginning of period	3,883	127	373
Cash and cash equivalents at end of period	$440	$3,883	$127

24.       Related Party Transactions

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

25.         Dividend Policy

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

26.                               Subsequent Event – Goodwill Impairment

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangibles,” and performs an annual impairment test of goodwill. However, when circumstances indicate that an event has occurred during an interim period, the Company will perform an impairment test at that time. The Company has determined that such an event occurred during the quarter ended December 31, 2007.

During this period, conditions in the housing market continued to deteriorate resulting in a tightening of available credit in the marketplace. Additionally, several companies that specialized in sub-prime lending declared bankruptcy. These market conditions and related concerns surrounding credit caused valuations for thrifts and other financial institutions to decrease significantly during this quarter. The market price of our stock declined from $12.11 on October 1, 2007 to $8.27 at December 31, 2007. Additionally, during this period, the Company was delinquent in the filing of its Form 10-Q for the quarter ended September 30, 2007 and received notice from NASDAQ of a potential de-listing of the stock on the NASDAQ Global Select Stock Market.

As a result of the above conditions, the Company is in the process of completing an interim impairment test of Goodwill. The review encompasses a two-step process. The first step requires the Company to identify the reporting units and compare the fair value of each reporting unit, which we compute using earnings multiple approach and various transaction market approaches.  The Company has two reporting units: a.) Banking operations and b.) Willow Investment Services, which includes BeneServ Corporate Benefit Services and Carnegie Wealth Management, and therefore valuations were done for each unit.  The Company’s completion of Step 1 indicated that impairment may exist in the Banking unit and therefore the Company is in the process of completing the second step. In the second step, the implied fair value of Goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its’ assets and liabilities.Preliminary indications are that the Company will record an impairment charge related its’ Banking unit for the quarter ended December 31, 2007 in the range of $25.0 million to $40.0 million.

Item 9A.     Controls and Procedures

9Aa. Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered under this report.  Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007 because of the material weaknesses discussed below.

9Ab. Internal Control over Financial Reporting (as restated)

MANAGEMENT REPORT ON EFFECTIVENESS
OF INTERNAL CONTROL OVER FINANCIAL REPORTING (as restated)

Management of the Company and the Bank is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework).

In connection with the completion of our testing of the internal controls and a review of our financial statements for the year ended June 30, 2007 under the COSO Framework, in our Form 10-K filed for the year ended June 30, 2007, management identified material weaknesses in our internal control over financial reporting as described below:

•                inadequate review and analysis of financial statement account reconciliations related to the support for the manual posting of accounting entries and the clearing of reconciling items in a timely manner; and

•                improper application of accounting resources to effectively evaluate the financial reporting impact of significant matters including, but not limited to, interest rate swap transactions.

In connection with the restatement of the Company’s consolidated financial statements described in Note 2 to the consolidated financial statements, management has determined that an additional material weakness existed as of June 30, 2007 and should be disclosed.  Accordingly, management has included the following additional material weakness:

•                  policies and procedures to ensure journal entries are accompanied by sufficient supporting documentation and are adequately reviewed and approved for validity, completeness and accuracy prior to being recorded were not operating as designed.

As a result, certain controls and reconciliations associated with financial statement account balances were not performed on a timely basis, journal entries were recorded without sufficient supporting documentation, and review and approval procedures relative to the material weaknesses described above were not operating effectively.  This resulted in errors that were material to interest income, interest expense, non-interest income, non-interest expense, additional paid-in capital and retained earnings, including the related income tax expense effect, in each of the annual and quarterly financial statements for fiscal years 2007 and 2006, which have been restated and corrected prior to issuance of the financial statements included herein.

Based on our evaluation under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2007.

Our independent auditor, KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this report on Form 10-K, has issued a report on of the Company’s internal control over financial reporting. Their report appears in Item 8.

9Ac. Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the last fiscal quarter in the fiscal year ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

9Ad. Remediation of Material Weaknesses in Process

In response to the material weaknesses noted above, the Company has commenced the following corrective actions to remediate the material weaknesses on an ongoing basis:

•                        The Company has conducted a thorough assessment of the design of the reconciliation process as it relates to the posting of manual journal entries. The Company has revised its reconciliation process to require that all significant manual journal entries contain the appropriate detailed support, and the processing of such entries be approved by the Chief Accounting Officer, Corporate Controller and/or the Chief Financial Officer. The approval of certain reconciliations in which the errors occurred will require the review and approval of the Chief Accounting Officer, Corporate Controller and/or Chief Financial Officer. Additionally, all reconciling items are required to be cleared within a 90-day period.  The Company believes that, once fully implemented and tested, these procedures as well as certain other process enhancements will ensure accurate and timely completion of general ledger reconciliations with a level of precision to detect errors that, in the future, would be material to the Company’s financial statements if not so detected.

•                        Management has developed procedures that we believe, once fully implemented and tested, will ensure that significant accounting transactions are sufficiently researched and documented and appropriately recorded.

•                        The Company has hired a new Corporate Controller as well as additional qualified personnel within the accounting and finance departments.   We will continue to review our staffing needs in the finance and accounting area to ensure adequate resources.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW FINANCIAL BANCORP, INC.

Date: May 2, 2008	By:	/s/ DONNA M. COUGHEY
Donna M. Coughey
President and Chief Executive Officer

Date: May 2, 2008	By:	/s/ JOSEPH T. CROWLEY
Joseph T. Crowley
Chief Financial Officer