Form 10-Q
period 2007-09-30
WILLOW FINANCIAL BANCORP, INC.
filed 2008-05-05
CIK 1163428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-49706

Willow Financial Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	80-0034942
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

170 South Warner Road, Suite 300, Wayne, Pennsylvania 19087

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

YES  ☐          NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐          NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Registrant had 15,669,304 shares of common stock issued and outstanding as of March 31, 2008.

WILLOW FINANCIAL BANCORP, INC.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Share Amounts)

	(Unaudited) September 30, 2007	June 30, 2007 (as restated)
Assets
Cash in banks	$15,607	$21,124
Interest-earning deposits	6,340	39,153
Total cash and cash equivalents	21,947	60,277
Investment securities — trading	1,235	1,176
Investment securities available for sale (amortized cost of $200,626 and $193,232, respectively)	196,912	188,339
Investment securities held to maturity (fair value of $83,424 and $86,488, respectively)	84,542	88,363
Federal Home Loan Bank stock	14,117	11,394
Loans held for sale	18,717	8,075
Loans receivable	1,083,373	1,047,012
Deferred fees and costs, net	1,408	491
Allowance for loan losses	(12,355)	(12,210)
Loans receivable, net	1,072,426	1,035,293
Accrued interest receivable	7,820	6,654
Property and equipment, net	11,911	11,307
Bank owned life insurance	12,049	11,930
Real estate owned	203	—
Other intangibles, net	13,820	14,345
Goodwill	95,601	95,597
Other assets	17,558	18,546
Total Assets	$1,568,858	$1,551,296

Liabilities and Stockholders’ Equity
Liabilities:
Interest-bearing deposits	$913,840	$951,629
Non-interest bearing deposits	131,680	141,101
Securities sold under agreements to repurchase	75,000	20,000
Advance payments by borrowers for taxes and insurance	2,291	4,254
Federal Home Loan Bank advances	205,964	189,764
Trust preferred securities	25,774	25,774
Accrued interest payable	2,128	2,303
Other liabilities	12,367	17,038
Total Liabilities	1,369,044	1,351,863

Stockholders’ Equity:
Common stock - $0.01 par value; 40,000,000 shares authorized; 17,487,770 shares issued at September 30, 2007 and June 30, 2007, respectively	175	175
Additional paid-in capital	190,850	190,776
Retained earnings — substantially restricted	45,560	46,030
Treasury stock (1,943,827 and 1,920,025 shares at September 30, 2007 and June 30, 2007, respectively, at cost)	(31,326)	(31,046)
Accumulated other comprehensive loss	(2,451)	(3,180)
Obligation of deferred compensation plan	1,300	1,277
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,697)	(2,958)
Recognition and Retention Plan Trust (RRP)	(1,597)	(1,641)
Total Stockholders’ Equity	199,814	199,433
Total Liabilities and Stockholders’ Equity	$1,568,858	$1,551,296

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts, Unaudited)

	Three months Ended September 30,
	2007	2006
		(as restated)
INTEREST INCOME:
Loans	$17,503	$17,683
Mortgage-backed and investment securities	4,262	4,207
Total interest income	21,765	21,890
INTEREST EXPENSE:
Deposits	8,567	6,495
Securities sold under agreements to repurchase	282	255
Borrowings	2,610	2,801
Total interest expense	11,459	9,551
NET INTEREST INCOME	10,306	12,339
Provision (recoveries) for loan losses	242	(100)
Net interest income after provision (recoveries) for loan losses	10,064	12,439
NON-INTEREST INCOME:
Investment services income, net	1,094	748
Income from insurance operations	561	—
Service charges and fees	1,277	1,437
Gain on the sale of:
Loans	685	153
Securities available for sale	16	—
Other	233	(28)
Total non-interest income	3,866	2,310
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,969	5,871
Occupancy and equipment	2,201	1,908
Data processing	454	349
Advertising	295	394
Deposit insurance premiums	30	30
Amortization of intangible assets	525	575
Professional fees	510	532
Other	1,350	1,297
Total non-interest expenses	12,334	10,956
Income before income taxes	1,596	3,793
Income tax expense	438	1,200
NET INCOME	$1,158	$2,593
EARNINGS PER SHARE (a)
Basic	$0.08	$0.17
Diluted	$0.08	$0.17
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.12	$0.12
WEIGHTED AVERAGE SHARES OUTSTANDING (a)
Basic	15,088,328	15,001,022
Diluted	15,219,164	15,309,817

(a) Earnings per share and weighted average shares outstanding for the three months ended September 30, 2006 have been adjusted to reflect the 5% stock dividend paid on February 23, 2007.

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Dollars in Thousands, Unaudited)

	Three months Ended September 30,
	2007	2006
		As Restated
Net income	$1,158	$2,593

Other comprehensive income, net of tax:
Net unrealized holding gains on securities available for sale during the period	778	2,192
Change in tax rate	(38)	—
Reclassification adjustment for gains included in net income	(11)	—
Net unrealized loss on cash flow hedge	—	(208)
Comprehensive income	$1,887	$4,577

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands, Unaudited)

	Three months Ended September 30,
	2007	2006
		(as restated)
Net income	$1,158	$2,593
Add (deduct) items not affecting cash flows from operating activities:
Depreciation	714	597
Amortization of premiums and accretion of discounts on investments, net	362	43
Amortization of intangible assets	525	575
Provision (recoveries) for loan losses	242	(100)
Gain on sale of loans held for sale	(685)	(153)
Gain on sale of investment securities	(16)	—
Origination of loans held for sale	(40,427)	(4,525)
Proceeds from the sale of loans held for sale	30,470	3,484
Increase in trading account securities	(59)	(110)
Amortization of deferred loan fees, discounts and premiums	(116)	(419)
(Increase) decrease in accrued interest receivable	(1,166)	173
Increase in value of bank owned life insurance	(119)	(108)
Decrease (increase) in other assets	528	(312)
Increase (decrease) in other liabilities	(4,671)	2,862
Stock based compensation	526	512
Excess tax benefits from stock-based compensation	—	(57)
Decrease in accrued interest payable	(175)	24
Net cash flows (used in) provided by operating activities	(12,909)	5,079
Cash flows from investment activities:
Capital expenditures	(1,318)	(1,618)
Proceeds from the sale of office buildings	—	265
Net (increase) decrease in loans	(37,462)	33,071
Proceeds from maturities, sales, payments and calls of investment securities held to maturity	3,824	4,107
Purchase of securities available for sale	(15,506)	(10,825)
(Increase) decrease in FHLB stock	(2,723)	2,276
Proceeds from sales and calls of securities available for sale	7,764	7,522
Net cash flows (used in) provided by investment activities	(45,421)	34,798
Cash flows from financing activities:
Net (decrease) increase in deposits	(47,210)	13,723
Increase in securities sold under agreements to repurchase	55,000	—
Proceeds from FHLB advances	135,000	—
Repayments of FHLB advances	(118,800)	(37,076)
Decrease in advance payments by borrowers for taxes and insurance	(1,963)	(2,362)
Cash dividends on common stock	(1,728)	(1,719)
Common stock repurchased	(299)	—
Stock options exercised	—	251
Excess tax benefits from stock-based compensation	—	57
Net cash flows provided by (used in) financing activities	20,000	(27,126)
Net (decrease) increase in cash and cash equivalents	(38,330)	12,751
Cash and cash equivalents:
Beginning of period	60,277	30,955
End of period	$21,947	$43,706
Supplemental disclosures:
Cash payments during the year for:
Taxes	$41	$—
Interest	$11,634	$9,527
Non-cash items:
Net unrealized gain on investment securities available for sale, net of tax	$778	$2,192
Net unrealized loss on cash flow hedge, net of tax	$—	$(208)

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

After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. (“Chester Valley”), a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $654 million in assets. Chester Valley had two wholly owned subsidiaries, First Financial Bank, a Pennsylvania chartered commercial bank (“FFB”) with 13 full-service banking offices, and  its business segment, currently doing business as Willow Investment Services (“WIS”), formerly Philadelphia Corporation for Investment Services, a registered investment advisor and broker dealer (“PCIS”). Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and FFB was merged with and into the Bank with the Bank as the surviving bank (the “Bank Merger”). WIS became a wholly owned subsidiary of the Company. As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the “Chester Valley Common Stock”), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of the Company common stock, par value $0.01 per share (the “Company Common Stock”), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Company Common Stock and $51.0 million in cash.  The total merger consideration paid for the Chester Valley Common Stock was $145.3 million. This included capitalized acquisition costs and the value of Chester Valley vested stock options converted to options of the Company at the average stock price of the Company on the four days surrounding the announcement of the acquisition.  The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

Effective February 28, 2006, the Bank completed the sale of all outstanding shares of capital stock of PCIS to Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer (“Uvest”) for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the parties entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for PCIS, and a Financial Services Agreement between PCIS and the Bank which provides that the Bank will be entitled to 90% of the revenue generated by the securities brokerage activities conducted at the PCIS office and will bear substantially all operational and overhead expenses. Since March 2007, PCIS has been doing business as “Willow Investment Services.”  Upon consummation of the sale of PCIS stock to Uvest, PCIS is no longer a subsidiary of the Company.  However, under the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the results of WIS continue to be consolidated in the Company’s financial statements as a separately reported business segment. The affiliation agreement with Uvest has the primary effect of relieving WIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

On March 30, 2007, the Company completed its acquisition of BeneServ, Inc. (“BeneServ”) for a purchase price of up to $5.5 million. The purchase price includes a payment of $4.2 million at closing plus an additional amount up to $1.3 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds.  BeneServ is an insurance agency serving the corporate employee benefit market segment. BeneServ and the Company share a target market in small businesses located in Chester, Montgomery, Bucks, Delaware, and

Philadelphia counties, Pennsylvania, thereby providing a number of cross selling opportunities for both companies.  The Company recorded goodwill and other intangibles of $4.4 million as a result of this acquisition based on the preliminary purchase price allocation.

On December 21, 2007, the Company completed its acquisition of Carnegie Wealth Management (“Carnegie”) for a purchase price of up to $4.8 million in cash plus approximately $1.1 million in the Company’s common stock. The purchase price includes a payment of $2.3 million at closing plus an amount up to an additional $2.5 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds.  Carnegie is a $200 million wealth management firm that provides professional investment consulting services to retirement plan administrators, foundations, corporations and high net worth investors. The Company recorded goodwill and other intangibles of $3.2 million as a result of this acquisition based on the preliminary purchase price allocation.

References to the Company include its business segments, Willow Financial Bank, Willow Investment Services and for periods after December 21, 2007, Carnegie Wealth Advisors, as well as the Company’s wholly owned subsidiary, BeneServ, unless the context of the reference indicates otherwise. See Note 13 to the financial statements included herein.

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

2.                                      Basis of Financial Statement Presentation

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”).  However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto in its Amended Report on Form 10-K for the Company for the year ended June 30, 2007, as restated, which are included in the Company’s Amendment No. 2 on Form 10-K/A for the year ended June 30, 2007 (File No. 000-49706).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

Certain amounts in prior years are reclassified for comparability to the current year’s presentation.  Such reclassifications, when applicable, have no effect on net income.

The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries and business segments.  All material inter-company balances and transactions have been eliminated in consolidation.

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

As described in Amendment Number 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-49706), the Company restated its consolidated financial statements for the four quarters of both fiscal 2007 and fiscal 2006 to reflect the impact of various adjustments. Quarterly information for the three-month period ended September 30, 2006 as well as the June 30, 2007 consolidated statement of financial condition, reported herein reflects the restated amounts.

	Three months ended September 30, 2006
	(Dollars in thousands, except per share data)
	Previously reported	As restated
Total interest income	$21,890	$21,890
Total interest expense	9,758	9,551
Net interest income	12,132	12,339
Total non-interest income	2,726	2,310
Total non-interest expense	10,670	10,956
Income tax expense	1,367	1,200
Net income	$2,921	$2,593
Earnings per share:
Basic	$0.19	$0.17
Diluted	$0.19	$0.17

	June 30, 2007
	(Dollars in thousands)
	Previously reported	As restated
Cash and cash equivalents	$58,728	$60,277
Total investments and FHLB stock	289,272	289,272
Net loans and loans available for sale	1,044,173	1,043,368
Goodwill and other intangibles	109,532	109,942
Other assets	48,639	48,437
Total assets	$1,550,344	$1,551,296
Total deposits	$1,093,055	$1,092,730
Total borrowings	235,588	235,538
Other liabilities	16,366	23,595
Total liabilities	$1,345,009	$1,351,863
Total stockholders’ equity	$205,335	$199,433
Total liabilities and stockholders’ equity	$1,550,344	$1,551,296

3.                                      Recent Accounting Pronouncements

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

FASB Interpretation 48, Accounting for Uncertainty in Income Tax Positions

Effective July 1, 2007 the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of July 1, 2007, the Company had no material unrecognized tax benefits, accrued interest or penalties.  Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of July 1, 2007, tax years 2005 through 2007 remain subject to Federal examination as well as examination by state taxing jurisdictions.

FASB Statement No, 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Under this new statement, an entity may re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis.  Subsequent changes in the fair value of the instrument would be recognized in earnings. This statement is effective for all financial instruments that the Company acquires or issues after July 1, 2007. This statement had no impact on the Company’s financial position or results of operations as of September 30, 2007.

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

4.                                      Stock Compensation Plans

The Company periodically grants stock option and restricted stock awards to its employees, which vest over three to five year periods. The following table presents compensation expense and the related tax impacts for option and restricted stock awards recognized in the consolidated statements of operations:

	Three months Ended September 30,
	(In thousands)
	2007	2006
Compensation expense	$333	$270
Tax benefit	(113)	(92)
Net income effect	$220	$178

5.                                      Earnings Per Share (as restated)

Earnings per share, basic and diluted, were both $0.08 for the three months ended September 30, 2007, compared to $0.17 for the three months ended September 30, 2006.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Three months ended September 30,
	2007		2006
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net income	$1,158	$1,158	$2,593	$2,593
Dividends on unvested common stock awards	(12)	(12)	(16)	(16)
Net income available to common stockholders	$1,146	$1,146	$2,577	$2,577

Weighted average shares outstanding (a)	15,088,328	15,088,328	15,001,022	15,001,022
Effect of dilutive securities:
Common stock equivalents (a)	—	130,836	—	308,795
Adjusted weighted average shares used in earnings per share computation (a)	15,088,328	15,219,164	15,001,022	15,309,817

Earnings per share (a)	$0.08	$0.08	$0.17	$0.17

Anti-dilutive options for the three months ended September 30, 2007 and 2006 total 537,560 shares and 13,500 shares, respectively.

(a) Earnings per share and weighted average shares outstanding for the three months ended September 30, 2006 have been adjusted to reflect the 5% stock dividend paid on February 23, 2007.

6.                                      Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at September 30, 2007 and June 30, 2007 are as follows:

	September 30, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$15,560	$15	$(311)	$15,264
FHLMC	11,207	—	(258)	10,949
CMOs	57,775	—	(564)	57,211
Total held to maturity	$84,542	$15	$(1,133)	$83,424

Available for sale:
US government agency securities	$44,107	$87	$(439)	$43,755
Municipal bonds	34,414	65	(795)	33,684
Mortgage-backed securities:
FNMA	35,729	34	(659)	35,104
FHLMC	33,826	10	(695)	33,141
CMOs	18,840	63	(187)	18,716
Corporate debt securities	22,246	16	(898)	21,364
Equity securities	11,464	60	(376)	11,148
Total available for sale	$200,626	$335	$(4,049)	$196,912
Total securities	$285,168	$350	$(5,182)	$280,336

	June 30, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$16,253	$4	$(414)	$15,843
FHLMC	11,839	—	(455)	11,384
CMOs	60,271	—	(1,010)	59,261
Total held to maturity	$88,363	$4	$(1,879)	$86,488

Available for sale:
US government agency securities	$35,285	$—	$(1,077)	$34,208
Municipal bonds	30,585	55	(635)	30,005
Mortgage-backed securities:
FNMA	38,007	5	(1,050)	36,962
FHLMC	35,833	2	(1,028)	34,807
CMOs	22,080	20	(331)	21,769
Corporate debt securities	19,978	73	(625)	19,426
Equity securities	11,464	69	(371)	11,162
Total available for sale	$193,232	$224	$(5,117)	$188,339
Total securities	$281,595	$228	$(6,996)	$274,827

Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment.  Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the statement of operations. Management does not believe any of the above individual unrealized losses as of September 30, 2007 are other-than-temporary impairments as the declines in fair value are a direct result of movements in interest rates. Approximately $10.0 million of the Company’s investment in equity securities is an investment in a mutual fund, which is comprised of adjustable rate mortgage securities and thus the fair values are directly correlated to movements in interest rates. Additionally, the Company has both the ability and intent to hold fixed income securities until such time as the value recovers or the security matures. For the equity securities, management believes that the unrealized losses are temporary in nature and not significant in relation to the value of equity securities.

7.                                      Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated:

	As of September 30, 2007		As of June 30, 2007 (as restated)
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Real estate loans:
Single-family residential	$262,073	24.19%	$273,247	26.10%
Commercial real estate and multi-family residential	313,051	28.90	316,099	30.19
Construction	96,428	8.90	93,180	8.90
Home equity	317,363	29.29	272,295	26.01
Total real estate loans	988,915	91.28	954,821	91.20
Consumer loans	5,262	0.49	3,917	0.37
Commercial business loans	89,196	8.23	88,274	8.43
Total loans receivable	1,083,373	100.00%	1,047,012	100.00%

Allowance for loan losses	(12,355)		(12,210)
Net deferred fees and costs, net	1,408		491
Loans receivable, net	$1,072,426		$1,035,293

The following is a summary of the activity in the allowance for loan losses for the three months ended September 30, 2007 and 2006:

(Dollars in thousands)	2007	2006
Balance at the beginning of period	$12,210	$16,737
Plus: Provisions (recoveries) for loan losses	242	(100)
Less charge-offs for:
Mortgage loans	(43)	(28)
Consumer loans	(63)	(51)
Commercial business loans	(7)	(1,265)
Total charge-offs	(113)	(1,344)
Plus: Recoveries	16	7
Balance at the end of the period	$12,355	$15,300

8.                                      Deposits

Deposit balances consisted of the following at September 30, 2007 and June 30, 2007:

	As of September 30, 2007		As of June 30, 2007 (as restated)
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total

Savings accounts	$79,913	7.64%	$87,565	8.02%
Money market deposit accounts	404,641	38.70	403,487	36.92
Certificates less than $100,000	234,308	22.41	239,967	21.96
Certificates $100,000 and greater	77,225	7.39	94,705	8.67
Interest-bearing checking accounts	117,753	11.26	125,905	11.52
Non-interest bearing accounts	131,680	12.59	141,101	12.91
Total deposits	$1,045,520	100.00%	$1,092,730	100.00%

9.                                      Trust Preferred Securities and Other Borrowings

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

The Bank utilizes outside borrowings to supplement its funding needs.  At September 30, 2007, the Bank had $75.0 million outstanding in repurchase agreements with a weighted average interest rate of 3.87%.  The underlying securities collateralizing these repurchase agreements had a market value of $89.5 million at September 30, 2007.

10.                               Capital Stock

On July 24, 2007, the Company declared a cash dividend on its common stock of $0.115 per share, paid on August 24, 2007 to owners of record on August 10, 2007. On October 23, 2007, the Company declared a cash dividend on its common stock of $0.115 per share, payable on November 23, 2007 to owners of record on November 9, 2007.

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

On May 12, 2003, the Company entered into a sales and servicing master agreement with the FHLB.  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605 thousand. The Company has sold $16.6 million in loans under this agreement and had a maximum credit risk exposure of $461 thousand at September 30, 2007. The fair value of these guarantees was determined to be insignificant at September 30, 2007.

12.          Accounting for Derivative Instruments and Hedging

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments”, the Company documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge. The Company also assesses both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in the statement of operations within interest income or interest expense. For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the statement of operations as the hedged item. In addition, the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the consolidated statements of operations.

At September 30, 2007, the Company had three interest rate swap arrangements tied to specific loans originated by the Bank. The swaps effectively convert the rates from a fixed rate to a floating rate based on Libor throughout the life of the underlying loans.  At September 30, 2007, the total outstanding notional amount on these swaps was $4.0 million.  The weighted average floating and fixed rates on these transactions were 5.5% and 4.6%, respectively, at September 30, 2007. Based on the decrease in the market value of the interest rate swaps from June 30, 2007 to September 30, 2007, the Company recognized a loss of $121 thousand in other income in the consolidated statement of operations for the three months ended September 30, 2007 with respect to these three swap arrangements.

13.          Segment Information

Under the definition of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related  Information”, the Company has three operating segments at September 30, 2007; Willow Financial Bank (“WFB”), BeneServ and WIS. The Willow Financial Bank segment primarily provides loan and deposit services to commercial and retail customers through its network of 29 branch locations as of September 30, 2007. BeneServ, which was acquired on March 30, 2007, is an insurance agency serving the corporate employee benefit market segment. The WIS segment operates a full service investment advisory and securities brokerage firm.

Segment information for the three months ended September 30, 2007 and 2006 is as follows:

	For the three months ended September 30,
	2007				2006 (As restated)
	WFB	BeneServ	WIS	Total	WFB	BeneServ	WIS	Total
	(Dollars in Thousands)

Interest income	$21,765	$—	$—	$21,765	$21,890	$—	$—	$21,890
Interest expense	11,459	—	—	11,459	9,551	—	—	9,551
Net interest income	10,306	—	—	10,306	12,339	—	—	12,339
Other income	2,677	561	628	3,866	1,707	—	603	2,310
Depreciation expense	710	3	1	714	596	—	—	596
Income tax expense	320	101	17	438	1,147	—	53	1,200
Total net income	929	196	33	1,158	2,491	—	102	2,593
Total assets	1,563,083	5,603	172	1,568,858	1,549,923	—	1,672	1,551,595

14.                               Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At September 30, 2007, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

(Dollars in thousands)	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Tangible capital (to tangible assets)	$118,837	8.1%	$22,019	1.5%	$29,359	2.0%
Core capital (to adjusted tangible assets)	118,837	8.1%	58,718	4.0%	73,398	5.0%
Tier I capital (to risk-weighted assets)	118,837	12.0%	N/A	N/A	59,311	6.0%
Risk-based capital (to risk-weighted assets)	130,731	13.2%	79,081	8.0%	98,852	10.0%

As of June 30, 2007 (as restated)
Tangible capital (to tangible assets)	$117,703	8.2%	$21,580	1.5%	$28,773	2.0%
Core capital (to adjusted tangible assets)	117,703	8.2%	57,547	4.0%	71,933	5.0%
Tier I capital (to risk-weighted assets)	117,703	12.2%	N/A	N/A	57,682	6.0%
Risk-based capital (to risk-weighted assets)	127,983	13.3%	76,909	8.0%	96,136	10.0%

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

15.                               Commitments and Contingencies

See the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2007 for a summary of existing commitments and contingencies.  There have been no material changes in the Company’s commitments and contingencies since June 30, 2007.

16.          Subsequent Event – Goodwill Impairment

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

As a result of the above conditions, the Company is in the process of completing an interim impairment test of Goodwill. The review encompasses a two-step process. The first step requires the Company to identify the reporting units and compare the fair value of each reporting unit, which we compute using earnings multiple approach and various transaction market approaches.  The Company has two reporting units: a.) Banking operations and b.) Willow Investment Services, which includes BeneServ Corporate Benefit Services and Carnegie Wealth Management, and therefore valuations were done for each unit.  The Company’s completion of Step 1 indicated that impairment may exist in the Banking unit and therefore the Company is in the process of completing the second step. In the second step, the implied fair value of Goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its’ assets and liabilities. Preliminary indications are that the Company will record an impairment charge related its’ Banking unit for the quarter ended December 31, 2007 in the range of $25 million to $40 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or which indicate the intentions, plans, beliefs, expectations or opinions of the Company’s management. Forward looking statements may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should,” “could,” “may,” “likely,” “probably,” or “possibly”.  These statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of Willow Financial Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward looking information and statements. Factors that may affect the Company’s future operations are discussed in documents filed by Willow Financial Bancorp, Inc. with the Securities and Exchange Commission (“SEC”) from time to time, including the Company’s annual report on Form 10-K/A for the fiscal year ended June 30, 2007. Additional factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions and the interest rate yield curve, legislative and regulatory changes, demand for loan products, changes in deposit flows, competition, changes in the quality or composition of the Company’s loan and investment portfolios, among other things.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  We do not intend to update these forward-looking statements. Copies of the above referenced documents may be obtained from Willow Financial Bancorp, Inc. upon request without charge (except for Exhibits thereto) or can be accessed at the website maintained by the SEC at http://www.sec.gov.

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

The Company’s business plan focuses on the following primary goals—changing operations to a full-service community bank and continued steady growth while maintaining a high level of asset quality. Until the acquisition of Chester Valley Bancorp Inc., the growth was accomplished through internal means. To the extent that additional acquisition opportunities present themselves and are deemed prudent by the Board of Directors and management, additional acquisitions will be considered to further enhance shareholder value. We may add additional de novo Bank branch offices to expand our existing network.

The Company’s executive offices are located at 170 South Warner Road, Suite 300, Wayne, Pennsylvania, and its telephone number is (610) 995-1700.

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

FASB Interpretation 48, Accounting for Uncertainty in Income Tax Positions

Effective July 1, 2007 the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of July 1, 2007, the Company had no material unrecognized tax benefits, accrued interest or penalties.  Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of July 1, 2007, tax years 2005 through 2007 remain subject to Federal examination as well as examination by state taxing jurisdictions.

FASB Statement No, 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. Under this new statement, an entity may re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis.  Subsequent changes in the fair value of the instrument would be recognized in earnings. This Statement is effective for all financial instruments that the Company acquires or issues after July 1, 2007. This Statement had no impact on the Company’s financial position or results of operations as of September 30, 2007.

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

Results of Operations

General.   Net income for the three-month period ended September 30, 2007 was $1.2 million or $0.08 diluted earnings per share as compared to net income of $2.6 million or $0.17 diluted earnings per share for the comparable quarter in the prior year. The Company’s net interest margin on a tax-equivalent basis decreased 52 basis points to 3.08% for the three months ended September 30, 2007 from 3.60% for the three months ended September 30, 2006.

Included in the operating results for the three months ended September 30, 2006 are adjustments to restate the previously reported results. These adjustments are detailed in the Company’s Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission on May 5, 2008. The following table summarizes the financial statement line items impacted by the restatement:

	Three months Ended September 30, 2006 (Dollars in thousands, except per share data)
	Previously reported	As restated
Total interest income	$21,890	$21,890
Total interest expense	9,758	9,551
Net interest income	12,132	12,339
Total non-interest income	2,726	2,310
Total non-interest expense	10,670	10,956
Income tax expense	1,367	1,200
Net income	$2,921	$2,593
Earnings per share:
Basic	$0.19	$0.17
Diluted	$0.19	$0.17

Net Interest Income.  Net interest income is determined primarily from the average interest rate spread (i.e. the difference between the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities) as well as the relative amounts of average interest-earning assets compared to interest-bearing liabilities. For the three months ended September 30, 2007 and 2006, our interest rate spread computed on a fully tax equivalent basis was 2.55% and 3.19%, respectively.

Net interest income for the three-month periods ended September 30, 2007 and 2006 was $10.3 million and $12.3 million, respectively, a decrease of $2.0 million.  This decrease was due primarily to an increase of 72 basis points in the average costs of interest-bearing liabilities to 3.87% for the three-month period ended September 30, 2007 from 3.15% for the three-month period ended September 30, 2006. This was partially offset by an increase in the average yield on interest-earning assets of 7 basis points over the same period.

The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month periods ended September 30, 2007 and 2006.  Loans receivable include non-accrual loans.  To adjust the yield on nontaxable loans and securities to a taxable equivalent yield, a 34.0% effective rate has been used for the three-month periods ended September 30, 2007 and 2006.  The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	Three months Ended September 30,
	2007			2006 (as restated)
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Single family residential	$276,846	$4,128	5.96%	$297,370	$4,570	6.15%
Construction and land	75,809	1,402	7.40	76,682	1,700	8.87
Commercial real estate	281,435	4,709	6.69	290,748	4,840	6.66
Commercial business	137,997	2,620	7.59	130,193	1,244	7.48
Consumer	291,482	4,741	6.51	266,270	4,224	6.35
Total loans	$1,063,569	$17,600	6.62	$1,061,263	$17,768	6.70
Securities and other investments	310,807	4,446	5.72	326,917	4,264	5.20
Total interest-earning assets	1,374,376	$22,046	6.42%	1,388,180	$22,032	6.35%
Non-interest earning assets	161,833			158,360
Total Assets	$1,536,209			$1,546,540

Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$939,503	$8,567	3.65	$897,760	$6,495	2.89
FHLB borrowings	193,234	2,192	4.54	257,365	2,146	3.34
Repurchase agreements	26,141	282	4.32	20,000	255	5.10
Trust preferred securities	25,774	418	6.49	36,186	655	7.24
Total interest-bearing liabilities	1,184,652	11,459	3.87%	1,211,311	9,551	3.15%
Non-interest-bearing deposits	138,333			120,855
Non-interest-bearing liabilities	13,841			13,057
Stockholders’ equity	199,383			201,317
Total liabilities and stockholders’ equity	$1,536,209			$1,546,540
Net interest income/interest rate spread		$10,587	2.55%		$12,481	3.19%
Net interest-earning assets/net interest margin	$189,724		3.08%	$176,869		3.60%
Ratio of average interest-earning assets to interest-bearing liabilities			116%			115%

Although management believes that the above-mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	Three months Ended September 30,
	2007			2006
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income (as restated)	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$17,503	$97	$17,600	$17,683	$85	$17,768
Investments	4,262	184	4,446	4,207	57	4,264
Total	$21,765	$281	$22,046	$21,890	$142	$22,032

The net interest margin on a GAAP basis was 3.00% and 3.56%, respectively, for the three months ended September 30, 2007 and 2006.

Interest Income.  Interest income on loans decreased $180 thousand, or 1.0%, for the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006. This decrease resulted primarily from an decrease in the average yield on loans of 8 basis points to 6.62%.  Interest income on securities increased $55 thousand for the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006. This was primarily due to an increase in the average yield on securities of 52 basis points partially offset by a decline in the average outstanding securities balance of $16.1 million.

Interest Expense.   Interest expense on deposit accounts increased $2.1 million, or 31.9%, for the three-month period ended September 30, 2007 compared to the comparable prior year period.  The increase resulted primarily from an increase in the average cost of interest-bearing deposits of 76 basis points for the three-month period ended September 30, 2007 as compared to the similar prior year period. Contributing to the increased cost of deposits was a migration of balances from lower cost demand deposit and savings accounts to money market accounts as well as the inflow of the WIS customer deposits to money market accounts.  During the three-month period ended September 30, 2007, interest expense on total borrowings decreased by $164 thousand, or 5.4%, over the comparable period ended September 30, 2006 due principally to a decrease of $68.4 million, or 21.8%, in average total borrowings partially offset by an increase of 82 basis points, or 21.0%, in the average rate paid on total borrowings.

Provision for Loan Losses.   A provision for loan losses of $242 thousand was made for the three months ended September 30, 2007 as compared to a recovery of $100 thousand recorded during the three months ended September 30, 2006.  Management believes the allowance for loan losses was adequate at September 30, 2007 and represents all known and inherent losses in the portfolio that are both probable and reasonably estimable. No assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio. Regulatory agencies, in the course of their regular examinations, review the allowance for loan losses and carrying value of non-performing assets. No assurance can be given that these agencies might not require changes to the allowance for loan losses in the future.

Non-Interest Income.  Non-interest income increased $1.6 million, or 67.4% for the three-month period ended September 30, 2007 as compared to the comparable period ended September 30, 2006. The increase during the three-month period was due primarily to $561 thousand in income recorded from the insurance operations of BeneServ, an increase of $532 thousand in gains recognized on the sale of loans, an income distribution of approximately $219 thousand received from an investment in a SBIC limited partnership as well as an increase in investment services income of $346 thousand.

Non-Interest Expense.   Non-Interest expense increased $1.4 million, or 12.6%, for the three-month period ended September 30, 2007 as compared to the comparable period ended September 30,  2006. Compensation costs increased by $1.1 million due to the acquisition of BeneServ and the Bank’s continued efforts to build business development staff in the commercial lending and mortgage operations areas. Occupancy costs increased by $293 thousand due primarily to the opening of the Feasterville and Oxford branch offices.

Income Tax Expense.  The provision for income taxes for the three-month period ended September 30, 2007 was $438 thousand.  This compares to a provision of $1.2 million for the similar prior year period.   The effective tax rate for the three-month period ended September 30, 2007 was 27.4% compared to 31.6% for the three-month period ended September 30, 2006. This decrease in the effective tax rate was due to an increase in the relative balance of income from tax-exempt securities as a proportion of income before taxes. This was partially offset by a change in the statutory tax rate from 35% to 34% used in calculating the Company’s net deferred tax assets, which increased income tax expense by approximately $108 thousand.

Changes in Financial Condition

General. The June 30, 2007 statement of financial condition includes adjustments to restate the previously reported results. These adjustments are detailed in Amendment No. 2 on Form 10-K/A to its Annual Report on 10-K, filed on May 5, 2008 (File No. 000-49706). The following table summarizes the financial statement impact of the restatement.

	June 30, 2007
	(Dollars in thousands)
	Previously reported	As restated
Cash and cash equivalents	$58,728	$60,277
Total investments and FHLB stock	289,272	289,272
Net loans and loans available for sale	1,044,173	1,043,368
Goodwill and other intangibles	109,532	109,942
Other assets	48,639	48,437
Total assets	$1,550,344	$1,551,296
Total deposits	$1,093,055	$1,092,730
Total borrowings	235,588	235,538
Other liabilities	16,366	23,595
Total liabilities	$1,345,009	$1,351,863
Total stockholders’ equity	$205,335	$199,433
Total liabilities and stockholders’ equity	$1,550,344	$1,551,296

Total assets of the Company increased by $17.6 million, or 1.1%, from June 30, 2007 to September 30, 2007 due primarily to a $37.1 million increase in net loans receivable, an increase of $10.6 million in loans held for sale, and a combined increase of $4.8 million in investment securities, which were partially offset by a $38.3 million decrease in cash and cash equivalents. Total liabilities amounted to $1.4 billion at September 30, 2007, an increase of $17.2 million, or 1.3% from June 30, 2007. FHLB advances increased $16.4 million, or 8.6%, from June 30, 2007. Total deposits decreased $47.2 million, or 4.3%, to $1.0 billion. Securities sold under agreements to repurchase increased $55.0 million to $75.0 million at September 30, 2007. Total stockholders’ equity increased $381 thousand to $199.8 million at September 30, 2007.

Cash and Cash Equivalents. Cash and cash equivalents, which consist of cash on hand and in other banks in interest-earning and non-interest earning accounts, amounted to $21.9 million and $60.3 million at September 30, 2007 and June 30, 2007, respectively.  Cash and cash equivalents decreased during the period due primarily to the decline in the deposit balances.

Assets Available or Held for Sale. Securities classified as available for sale increased $8.6 million, or 4.6%, from $188.3 million at June 30, 2007 to $196.9 million at September 30, 2007 due to securities purchased as well as improvements in the market values of certain securities in the investment securities available for sale portfolio.  Loans classified as held for sale increased by $10.6 million to $18.7 million at September 30, 2007 from $8.1 million at June 30, 2007 due to an increase in origination volume.

Investment Securities Held to Maturity. At September 30, 2007, securities classified as held to maturity totaled $84.5 million as compared to $88.4 million at June 30, 2007. The approximate $3.8 million decline was primarily the result of principal repayments within the portfolio.

Loans.  The net loan portfolio of the Company increased $37.1 million, or 3.6%, to $1.1 billion at September 30, 2007.  The increase was primarily the result of the acquisition of $34.9 million in home equity loans during the three-month period ended September 30, 2007.  These purchased loans continue to perform substantially in accordance with their terms.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	September 30, 2007	June 30, 2007
Non-accrual loans:
Mortgage loans:
Single-family residential	$995	$845
Construction	772	463
Commercial real estate and multi-family residential	906	697
Home Equity	575	601
Consumer loans	128	56
Commercial business loans	1,196	1,188
Total	4,572	3,850

Performing troubled debt restructurings	1	1
Total non-performing loans	4,573	3,851
Other real estate owned, net	203	—
Total non-performing assets	$4,776	$3,851
Non-performing loans to total loans	0.42%	0.37%
Non-performing assets to total assets	0.30%	0.25%

Total non-performing assets increased $925 thousand, or 24.0%, to $4.8 million at September 30, 2007 compared to $3.9 million at June 30, 2007. Non-performing loans to total loans and non-performing loans to total assets were 0.42% and 0.30%, respectively, at September 30, 2007 as compared to 0.37% and 0.25%, respectively at June 30, 2007. This increase was due primarily to five loan relationships in addition to the transfer of $203 thousand in residential real estate to other real estate owned.  The allowance for loan losses to gross loans decreased to 1.14% at September 30, 2007 from 1.17% at June 30, 2007.

Intangible Assets. The amount of our intangible assets totaled $109.4 million at September 30, 2007 compared to $109.9 million at June 30, 2007.  The decrease was due to amortization recorded on the core deposit intangibles resulting from the acquisition of Chester Valley and the customer intangibles resulting from the acquisition of BeneServ. As discussed in Note 16 of the Notes to the Unaudited Consolidated Financial Statements, we expect to record an impairment charge to goodwill for the quarter ended December 31, 2007.

Deposits.  The Company’s total deposits decreased by $47.2 million, or 4.3%, to $1.0 billion at September 30, 2007 from June 30, 2007.  The decrease was due primarily to deposit seasonality driven by the Bank’s municipal depositors as well as the maturity of higher costing certificates of deposit, which did not renew with the Bank.

Borrowings. Advances from the Federal Home Loan Bank of Pittsburgh are an additional source of funds used to supplement the funding of loan demand as well as for liquidity and other asset/liability management purposes. At September 30, 2007, the total amount of these borrowings outstanding was $206.0 million, which is a $16.2 million, or an 8.5%, increase from the $189.8 million outstanding at June 30, 2007.  The Bank utilized these borrowings to fund its loan growth and to supplement expected deposit withdrawals, caused primarily by the deposit seasonality issues related to municipal customers. We expect that these borrowings will be repaid when municipal customers rebuild their deposit balances during the fiscal second and third quarters.

Securities Sold Under Agreements to Repurchase.  The Company’s repurchase liability increased by $55.0 million from June 30, 2007 to September 30, 2007 due to six new agreements that were entered into by the Company during that period due to the opportunity to obtain lower cost funding rates than through FHLB borrowings, and maturing certificates of deposit.

Other Liabilities.  Other liabilities declined by approximately $4.7 million due primarily to the settlement of the purchase of an investment security which had a trade date prior to June 30, 2007 but settled in early July 2007.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $199.8 million at September 30, 2007 compared to $199.4 million at June 30, 2007, an increase of $381 thousand.  This increase was primarily the result of net income of $1.2 million for the three-month period as well as a reduction in the accumulated other comprehensive loss resulting from an increase in the market value of investment securities available for sale. These items were partially offset by the payment of cash dividends.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  Certificates of deposit scheduled to mature in one year or less at September 30, 2007 totaled $253.2 million.  Based on historical experience, management believes, over the longer term, that a significant portion of maturing certificates of deposit will remain with the Company.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $596.6 million as of September 30, 2007, based on qualifying collateral, of which $334.6 million was available to draw upon at September 30, 2007.   The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

At September 30, 2007 and June 30, 2007, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  For additional information and the Bank’s specific levels of regulatory capital at September 30, 2007 and June 30, 2007, see note 14 of the Notes to the Unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Quantitative and Qualitative Disclosure About Market Risk” in the Company’s Amendment No. 2 on Form 10-K/A for the year ended June 30, 2007.  Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity.  Management monitors interest rate risk and takes actions which it deems appropriate to maintain the short-term risk at levels considered acceptable while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

This evaluation of Disclosure Controls and Procedures should be read in conjunction with Item 9A Controls and Procedures included in Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission on May 5, 2008.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses reported in the Company’s Form 10-K/A were also in existence at September 30, 2007 and resulted in a delay in the reporting of its’ results at and for the three months ended September 30, 2007.

In light of the material weaknesses previously reported in the Company’s 2007 Amendment No.1 on Form 10-K/A, the Company implemented additional analyses and procedures to ensure that its consolidated financial statements are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Refer to Amendment No. 2 on Form 10-K/A to the Company’s June 30, 2007 Form 10-K/A for a detailed description of the additional procedures and analysis that were performed. Accordingly, the Company believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

Except as described in Item 9A to our Annual Report on Form 10-K for the year ended June 30, 2007, as amended, and incorporated by reference from Amendment No. 2 on Form 10-K/A, as filed on April 25, 2008 (SEC FILE No. 000-49706), no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

There has been no material development in any of the legal proceedings previously reported in Item 3 of the Company’s Form 10-K for the year ended June 30, 2007.

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

Item 1a. Risk Factors

Management of the Company does not believe that there have been any material changes to the risk factors previously described under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, previously filed with the Securities and Exchange Commission on October 10, 2007 (File No 000-49706).

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a. Not applicable

b. Not applicable.

c. Purchases of Equity Securities

The following table represents the repurchasing activity of the share repurchase program during the first quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2007 – July 31, 2007	—	$ n/a	—	604,063
Month #2 August 1, 2007 – August 31, 2007	25,000	11.90	25,000	579,063
Month #3 September 1, 2007 – September 30, 2007	—	n/a	—	579,063
Total	25,000	$11.90	25,000	579,063

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on November 14, 2007. Presented below is information regarding the results of matters voted upon at the Annual Meeting.

a.)	RESULTS OF ELECTION OF CERTAIN DIRECTORS

Name	For	Withhold

Donna Coughey	12,995,967	1,001,440

John J. Cunningham, III	13,050,288	947,119

James E. McErlane	12,942,208	1,055,199

William H. Weihenmayer	12,806,806	1,190,601

b.)	Ratification of KPMG, LLP as the Company’s Independent Public Accounting Firm for fiscal 2008:

FOR	13,570,319

AGAINST	353,908

ABSTAIN	73,180

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

4.3	Guarantee Agreement, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as guarantee trustee (4)
10.1	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr. (5)
10.2	Employment Agreement, dated November 25, 2002, between First Financial Bank and Michael J. Sexton (6)
10.3	Supplemental Retirement Agreement for Frederick A. Marcell Jr. and First Amendment thereto (7)(8)
10.4	Willow Grove Bancorp, Inc. 1999 Recognition and Retention Plan and Trust Agreement (9)
10.5	Willow Grove Bancorp, Inc. 2002 Recognition and Retention Plan and Trust Agreement (10)
10.6	Willow Grove Bancorp, Inc. Deferred Compensation Plan (11)
10.7	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (12)
10.8	First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendment thereto (13)
10.9	First Financial Bank Board of Directors Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendment thereto (13)
10.10	Willow Grove Bancorp, Inc. 2005 Recognition and Retention Plan and Trust Agreement (14)
10.11	Memorandum Agreement between the Company, the Bank and William M. Wright, dated December 27, 2006 (15)
10.12	Amended and Restated Employment Agreement between Willow Financial Bancorp, Inc., Willow Financial Bank and Donna M. Coughey (8)
10.13	Amended and Restated Employment Agreement between Willow Financial Bancorp, Inc., Willow Financial Bank and Joseph T. Crowley (8)
10.14	Amended and Restated Employment Agreement between Willow Financial Bank and Ammon J. Baus (8)
10.15	Amended and Restated Employment Agreement between Willow Financial Bank and Matthew D. Kelly (8)
10.16	Amended and Restated Employment Agreement between Willow Financial Bank and G. Richard Bertolet (8)
10.17	Amended and Restated Change in Control Severance Agreement between Willow Financial Bank and Neelesh Kalani (8)
10.18	Willow Financial Bank Amended and Restated 2005 Executive Deferred Compensation Plan (8)
10.19	Willow Financial Bank Amended and Restated Directors 2005 Deferred Compensation Plan (8)
10.20	Willow Financial Bank Amended and Restated Non-Employee Directors’ Retirement Plan (8)
10.21	First Amendment to Supplemental Retirement Agreement for Frederick A. Marcell, Jr. (8)
10.22	Willow Financial Bancorp, Inc. Amended and Restated 2007 Supplemental Executive Retirement Plan (8)
10.23	Willow Financial Bancorp, Inc. Amended and Restated 1999 Stock Option Plan (8)
10.24	Willow Financial Bancorp, Inc. Amended and Restated 2002 Stock Option Plan (8)
10.25	Amendment Number One to Chester Valley Bancorp, Inc. 1993 Stock Option Plan (8)
10.26	Amendment Number One to Chester Valley Bancorp, Inc. 1997 Stock Option Plan (8)
10.27	Amended and Restated Employment Agreement between Willow Financial Bank and Colin N. Maropis (8)
10.28	Amended and Restated Employment Agreement between Willow Financial Bank and Thomas Saunders (8)
10.29	Form of Amended and Restated Employment Agreement between Willow Financial Bank, BeneServ, Inc. and certain executives (8)
10.30	Form of Amended and Restated Change in Control Severance Agreement between Willow Financial Bank and certain officers (8)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certifications

(1)	Incorporated by reference from the Company’s Form 8-K, dated September 21, 2006 and filed with the SEC on September 22, 2006 (SEC File No. 000-49706)

(2)	Incorporated by reference from the Company’s Form 8-K, dated August 31, 2005 and filed with the SEC on September 1, 2005 (SEC File No. 000-49706)

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106)

(4)	Exhibit not included pursuant to Item 601(b) (4) (iii) of Regulation S-K. The Company will provide a copy of such exhibit to the SEC upon request.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, dated as of January 20, 2005 and filed with the SEC on January 26, 2005 (SEC File No. 0-49706).

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

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of October 23, 2007 and filed with the SEC on October 29, 2007 (SEC File No. 000-49706).

(9)	Incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed by the Mid-Tier on June 23, 1999 (SEC File No. 000-25191).

(10)	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(11)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 12, 2004 (SEC File No. 000-49706).

(12)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 13, 2005 (SEC File No. 000-49706).

(13)	Incorporated by reference from the Company’s Form 8-K, dated as of October 25, 2005 and filed with the SEC on October 31, 2005 (SEC File No. 000-49706).

(14)	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A as filed on October 5, 2005 (SEC File No. 000-49706).

(15)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 9, 2007 (SEC File No. 000-49706).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOW FINANCIAL BANCORP, INC.

Date: May 5, 2008	By:	/s/ DONNA M. COUGHEY
Donna M. Coughey
President and Chief Executive Officer

Date: May 5, 2008	By:	/s/ JOSEPH T. CROWLEY
Joseph T. Crowley
Chief Financial Officer