Form 10-Q
period 2007-12-31
WILLOW FINANCIAL BANCORP, INC.
filed 2008-05-22
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Registrant had 15,669,304 shares of common stock issued and outstanding as of May 9, 2008.

WILLOW FINANCIAL BANCORP, INC.

INDEX

PART I	FINANCIAL INFORMATION

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Share Amounts)

	(Unaudited)
	December 31,	June 30,
	2007	2007
Assets
Cash in banks	$30,150	$21,124
Interest-earning deposits	12,230	39,153
Total cash and cash equivalents	42,380	60,277
Investment securities — trading	1,285	1,176
Federal Home Loan Bank stock	15,960	11,394
Investment securities available for sale (amortized cost of $192,610 and $193,232, respectively)	189,938	188,339
Investment securities held to maturity (fair value of $80,987 and $86,488, respectively)	81,819	88,363
Loans held for sale	23,442	8,075
Loans receivable	1,126,709	1,047,012
Deferred fees and costs, net	1,430	491
Allowance for loan losses	(12,666)	(12,210)
Loans receivable, net	1,115,473	1,035,293
Accrued interest receivable	7,298	6,654
Property and equipment, net	11,890	11,307
Bank owned life insurance	12,169	11,930
Real estate owned	447	—
Other intangible assets, net	13,295	14,345
Goodwill	58,797	95,597
Other assets	18,018	18,546
Total Assets	$1,592,211	$1,551,296

Liabilities and Stockholders’ Equity
Liabilities:
Interest-bearing deposits	$883,636	$951,629
Non-interest bearing deposits	128,604	141,101
Securities sold under agreements to repurchase	75,000	20,000
Advance payments by borrowers for taxes and insurance	3,371	4,254
Federal Home Loan Bank advances	302,579	189,764
Trust preferred securities	25,774	25,774
Accrued interest payable	2,174	2,303
Other liabilities	10,408	17,038
Total Liabilities	1,431,546	1,351,863
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock - $0.01 par value; 40,000,000 shares authorized; 17,490,474 and 17,487,770 shares issued at December 31, 2007 and June 30, 2007, respectively	175	175
Additional paid-in capital	190,922	190,776
Retained earnings — substantially restricted	4,221	46,030
Treasury stock (1,822,606 and 1,920,025 shares at December 31, 2007 and June 30, 2007, respectively, at cost)	(30,259)	(31,046)
Accumulated other comprehensive loss	(1,763)	(3,180)
Obligation of deferred compensation plan	1,310	1,277
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,582)	(2,958)
Recognition and Retention Plan Trust (RRP)	(1,359)	(1,641)
Total Stockholders’ Equity	160,665	199,433
Total Liabilities and Stockholders’ Equity	$1,592,211	$1,551,296

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts, Unaudited)

	Three months Ended December 31,
	2007	2006
INTEREST INCOME:
Loans	$17,865	$17,110
Mortgage-backed and investment securities	3,903	4,274
Total interest income	21,768	21,384
INTEREST EXPENSE:
Deposits	7,902	7,113
Securities sold under agreements to repurchase	744	253
Borrowings	3,156	3,030
Total interest expense	11,802	10,396
NET INTEREST INCOME	9,966	10,988
Provision for loan losses	419	—
Net interest income after provision for loan losses	9,547	10,988
NON-INTEREST INCOME:
Investment services income, net	901	858
Income from insurance operations	585	—
Service charges and fees	1,357	1,305
Gain on the sale of:
Loans	570	94
Securities available for sale	9	114
Gain on termination of interest rate corridor	—	804
Other	177	157
Total non-interest income	3,599	3,332
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,270	5,779
Occupancy and equipment	2,304	1,979
Data processing	509	369
Advertising	577	568
Deposit insurance premiums	31	30
Goodwill impairment	40,000	—
Amortization of intangible assets	525	543
Professional fees	1,152	549
Other	1,618	1,070
Total non-interest expenses	53,986	10,887
(Loss) income before income taxes	(40,840)	3,433
Income tax (benefit) expense	(1,225)	1,025
NET (LOSS) INCOME	$(39,615)	$2,408
(LOSS) EARNINGS PER SHARE (a)
Basic	$(2.62)	$0.16
Diluted	$(2.62)	$0.16
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.12	$0.12
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,110,225	15,058,603
Diluted	15,207,750	15,342,441

(a) Earnings per share and weighted average shares outstanding for the three months ended December 31, 2006 have been adjusted to reflect the 5% stock dividend paid on February 23, 2007.

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts, Unaudited)

	Six months Ended December 31,
	2007	2006
INTEREST INCOME:
Loans	$35,367	$34,793
Mortgage-backed and investment securities	8,165	8,481
Total interest income	43,532	43,274
INTEREST EXPENSE:
Deposits	16,469	13,608
Securities sold under agreements to repurchase	1,027	508
Borrowings	5,765	5,831
Total interest expense	23,261	19,947
NET INTEREST INCOME	20,271	23,327
Provision (recovery) for loan losses	661	(100)
Net interest income after provision for loan losses	19,610	23,427
NON-INTEREST INCOME:
Investment services income, net	1,995	1,606
Income from insurance operations	1,146	—
Service charges and fees	2,633	2,742
Gain (loss) on the sale of:
Loans	1,211	247
Securities available for sale	25	114
Gain on termination of interest rate corridor	—	804
Other	455	129
Total non-interest income	7,465	5,642
NON-INTEREST EXPENSES:
Salaries and employee benefits	14,239	11,650
Occupancy and equipment	4,505	3,887
Data processing	962	718
Advertising	872	962
Deposit insurance premiums	61	60
Goodwill impairment	40,000	—
Amortization of intangible assets	1,050	1,118
Professional fees	1,663	1,081
Other	2,969	2,367
Total non-interest expenses	66,321	21,843
(Loss) income before income taxes	(39,246)	7,226
Income tax (benefit) expense	(787)	2,225
NET (LOSS) INCOME	$(38,459)	$5,001
(LOSS) EARNINGS PER SHARE (a)
Basic	$(2.55)	$0.33
Diluted	$(2.55)	$0.32
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.23	$0.23
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,087,380	15,029,813
Diluted	15,201,560	15,326,129

(a) Earnings per share and weighted average shares outstanding for the six months ended December 31, 2006 have been adjusted to reflect the 5% stock dividend paid on February 23, 2007.

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Dollars in Thousands, Unaudited)

	Three months Ended December 31,
	2007	2006
Net (loss) income	$(39,615)	$2,408

Other comprehensive (loss) income, net of tax:
Net unrealized holding gains on securities available for sale during the period	694	251
Gain on termination of interest rate corridor	—	(523)
Reclassification adjustment for gains included in net income	(6)	(74)
Net unrealized loss on cash flow hedge	—	(35)
Comprehensive (loss) income	$(38,927)	$2,027

	Six months Ended December 31,
	2007	2006
Net (loss) income	$(38,459)	$5,001

Other comprehensive (loss) income, net of tax:
Net unrealized holding gains on securities available for sale during the period	1,472	2,444
Change in tax rate	(38)	—
Gain on termination of interest rate corridor	—	(523)
Reclassification adjustment for gain included in net income	(17)	(74)
Net unrealized loss on cash flow hedge	—	(244)
Comprehensive (loss) income	$(37,042)	$6,604

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands, Unaudited)

	Six months Ended December 31,
	2007	2006
Net (loss) income	$(38,459)	$5,001
Add (deduct) items not affecting cash flows from operating activities:
Depreciation	1,497	1,207
Amortization of premiums and accretion of discounts, net	551	(346)
Impairment on goodwill	40,000	—
Amortization of intangible assets	1,050	1,118
Provision (reduction) for loan losses	661	(100)
Gain on sale of loans held for sale	(1,211)	(247)
(Gain) loss on sale of investment securities	(25)	(114)
Gain on sale of interest rate corridor	—	(804)
Origination of loans held for sale	(100,054)	(17,629)
Proceeds from the sale of loans held for sale	85,898	15,459
Increase in trading account securities	(109)	(110)
Amortization of deferred loan fees, discounts and premiums	(105)	(591)
(Increase) decrease in accrued interest receivable	(644)	324
Increase in value of bank owned life insurance	(239)	(212)
Decrease (increase) in other assets	(311)	(2,068)
(Decrease) increase in other liabilities	(6,698)	2,172
Stock based compensation	967	957
Excess tax benefits from stock-based compensation	(9)	(99)
(Decrease) increase in accrued interest payable	(129)	325
Net cash flows (used in) provided by operating activities	(17,369)	4,243
Cash flows from investment activities:
Capital expenditures	(1,842)	(2,527)
Proceeds from the sale of office buildings	—	717
Net (increase) decrease in loans	(81,183)	26,844
Proceeds from maturities, sales, payments and calls of investment securities held to maturity	6,547	8,180
Purchase of securities available for sale	(15,506)	(18,829)
(Increase) decrease in FHLB stock	(4,566)	3,305
Proceeds from sales and calls of securities available for sale	15,788	40,398
Net cash used for acquisitions	(2,300)	—
Net cash flows (used in) provided by investment activities	(83,062)	58,088
Cash flows from financing activities:
Net (decrease) increase in deposits	(80,490)	19,810
Increase in securities sold under agreements to repurchase	55,000	—
Proceeds from FHLB advances	362,600	87,400
Repayments of FHLB advances	(249,974)	(149,301)
Decrease in advance payments by borrowers for taxes and insurance	(883)	(1,380)
Cash dividends on common stock	(3,451)	(3,444)
Common stock repurchased	(299)	—
Stock options exercised	22	501
Excess tax benefits from stock-based compensation	9	99
Net cash flows provided by (used in) financing activities	82,534	(46,315)
Net (decrease) increase in cash and cash equivalents	(17,897)	16,016
Cash and cash equivalents:
Beginning of period	60,277	30,955
End of period	42,380	$46,971
Supplemental disclosures:
Cash payments during the year for:
Taxes	$51	$1,150
Interest	$23,390	$19,919
Non-cash items:
Net unrealized gain on investment securities available for sale, net of tax	$1,472	$2,444
Net unrealized loss on cash flow hedge, net of tax	$—	$(244)

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

Effective February 28, 2006, the Bank completed the sale of all outstanding shares of capital stock of PCIS to Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer (“Uvest”) for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the parties entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for the Bank, and a Financial Services Agreement between PCIS and the Bank which provides that the Bank will be entitled to 90% of the revenue generated by the securities brokerage activities conducted at the PCIS office and will bear substantially all operational and overhead expenses. Since March 2007, PCIS has been doing business as “Willow Investment Services.” Upon consummation of the sale of PCIS stock to Uvest, WIS is no longer a subsidiary of the Company. However, under the provisions of FIN 46R (“Consolidation of Variable Interest Entities”), the results of WIS continue to be consolidated in the Company’s financial statements. The affiliation agreement with Uvest has the primary effect of relieving WIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

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

References to the Company include its three business segments, Willow Financial Bank, Willow Investment Services, and BeneServ, unless the context of the reference indicates otherwise. See Note 13 to the financial statements included herein. For periods after December 21, 2007, the WIS segment includes the operations of Carnegie Wealth Management.

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

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles,” and performs an annual impairment test of goodwill. However, when circumstances indicate that an event has occurred during an interim period, the Company will perform an impairment test at that time. The Company has determined that such an event occurred during the quarter ended December 31, 2007. Based upon an interim impairment test, the Company has recorded a goodwill impairment charge of $40.0 million in the consolidated statement of operations for the three-month period ended December 31, 2007. The impairment charge has no impact on the Company’s or the Bank’s tangible capital nor does it impact the Company’s tangible book value per share. See note 17 for additional information on the goodwill impairment.

As described in Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-49706), the Company restated its consolidated financial statements for the four quarters of fiscal 2007 and fiscal 2006 to reflect the impact of various adjustments. Quarterly information for the three and six-month periods ended December 31, 2006 as well as the June 30, 2007 balance sheet, reported herein reflects the restated amounts.

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

FASB Statement No, 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. Under this new statement, an entity may re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis.  Subsequent changes in the fair value of the instrument would be recognized in earnings. This statement is effective for all financial instruments that the Company acquires or issues after July 1, 2007. This statement had no impact on the Company’s financial position or results of operations as of December 31, 2007.

FASB Interpretation 48, Accounting for Uncertainty in Income Tax Positions

Effective July 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2007, the Company had no material unrecognized tax benefits, accrued interest or penalties.  Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of December 31, 2007, tax years 2005 through 2007 remain subject to Federal examination as well as examination by state taxing jurisdictions.

EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

The Task Force reached a consensus that, for endorsement split-dollar life insurance arrangements, an employer should recognize the liability for future benefits based on the substantive agreement with the employee, since the postretirement benefit obligation is not effectively settled.  An entity is permitted to apply the consensus by retrospective application to all prior periods in accordance with FASB Statement No. 154, including its required disclosures.  The consensus is effective for fiscal years beginning after December 15, 2007, with early adoption permitted as of the beginning of an entity’s fiscal year.  The Bank has recorded a liability of $262 thousand at December 31, 2007 within other liabilities on the consolidated statement of financial condition to account for the settlement of the future benefit obligation.

4.                                      Stock Compensation Plans

The Company periodically grants stock option and restricted stock awards to its employees, which vest over three to five year periods. The following table presents compensation expense and the related tax impacts for option and restricted stock awards recognized in the consolidated statements of operations:

	Six months Ended December 31,
	(In thousands)
	2007	2006
Compensation expense	$610	$507
Tax benefit	(189)	(156)
Net income effect	$421	$351

5.             (Loss) Earnings Per Share

(Loss)/earnings per share, basic and diluted, were ($2.62), ($2.62), and ($2.55), ($2.55), respectively, for the three and six months ended December 31, 2007, compared to $0.16, $0.16, and $0.33, $0.32, respectively, for the three and six months ended December 31, 2006. The primary reason for the decline in earnings per share is a the previously discussed goodwill impairment charge. This is a non-cash expense that does not impact the tangible capital of the Company.  The Bank remains well capitalized under Office of Thrift Supervision guidelines, as discussed further in note 14.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Three months Ended December 31,
	2007		2006
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net (loss) income	$(39,615)	$(39,615)	$2,408	$2,408
Dividends on unvested common stock awards	(12)	(12)	(16)	(16)
Net income available to common stockholders	$(39,627)	$(39,627)	$2,392	$2,392

Weighted average shares outstanding	15,110,225	15,110,225	15,058,603	15,058,603
Effect of dilutive securities:
Common stock equivalents	—	97,525	—	283,838
Adjusted weighted average shares used in earnings per share computation	15,110,225	15,207,750	15,058,603	15,342,441

(Loss) earnings per share	$(2.62)	$(2.62)	$0.16	$0.16

	Six months Ended December 31,
	2007		2006
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net (loss) income	$(38,459)	$(38,459)	$5,001	$5,001
Dividends on unvested common stock awards	(24)	(24)	(32)	(32)
Net (loss) income available to common stockholders	$(38,483)	$(38,483)	$4,969	$4,969

Weighted average shares outstanding	15,087,380	15,087,380	15,029,813	15,029,813
Effect of dilutive securities:
Common stock equivalents	—	114,180	—	296,316
Adjusted weighted average shares used in earnings per share computation	15,087,380	15,201,560	15,029,813	15,326,129

(Loss) earnings per share	$(2.55)	$(2.55)	$0.33	$0.32

6.             Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at December 31, 2007 and June 30, 2007 are as follows:

	December 31, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$15,057	$83	$(103)	$15,037
FHLMC	10,682	—	(65)	10,617
CMOs	56,080	1	(748)	55,333
Total held to maturity	$81,819	$84	$(916)	$80,987

Available for sale:
US government agency securities	$41,622	$232	$(287)	$41,567
Municipal bonds	34,001	118	(480)	33,639
Mortgage-backed securities:
FNMA	32,959	65	(302)	32,722
FHLMC	32,211	36	(314)	31,933
CMOs	19,113	118	(144)	19,087
Corporate debt securities	21,240	—	(1,234)	20,006
Equity securities	11,464	29	(509)	10,984
Total available for sale	$192,610	$598	$(3,270)	$189,938
Total securities	$274,429	$682	$(4,186)	$270,925

	June 30, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$16,253	$4	$(414)	$15,843
FHLMC	11,839	—	(455)	11,384
CMOs	60,271	—	(1,010)	59,261
Total held to maturity	$88,363	$4	$(1,879)	$86,488

Available for sale:
US government agency securities	$35,285	$—	$(1,077)	$34,208
Municipal bonds	30,585	55	(635)	30,005
Mortgage-backed securities:
FNMA	38,007	5	(1,050)	36,962
FHLMC	35,833	2	(1,028)	34,807
CMOs	22,080	20	(331)	21,769
Corporate debt securities	19,978	73	(625)	19,426
Equity securities	11,464	69	(371)	11,162
Total available for sale	$193,232	$224	$(5,117)	$188,339
Total securities	$281,595	$228	$(6,996)	$274,827

Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment.  Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the statement of operations. Approximately $10.4 million of the Company’s investment in equity securities is an investment in a mutual fund, which is comprised of adjustable rate mortgage securities and thus the fair values are directly correlated to movements in interest rates. The Company has both the ability and intent to hold fixed income securities until such time as the value recovers or the security matures and for the equity securities management believes that the unrealized losses are temporary and overall not significant to the value of equity securities and therefore believes that the above individual unrealized losses at December 31, 2007 are not other-than-temporary impairments.

7.             Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated:

	As of December 31, 2007		As of June 30, 2007
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Real estate loans:
Single-family residential	$249,880	22.18%	$273,247	26.10%
Commercial real estate and multi-family residential	338,679	30.06	316,099	30.19
Construction	104,116	9.24	93,180	8.90
Home equity	327,549	29.07	272,295	26.01
Total real estate loans	1,020,224	90.55	954,821	91.20
Consumer loans	4,981	0.44	3,917	0.37
Commercial business loans	101,504	9.01	88,274	8.43
Total loans receivable	1,126,709	100.00%	1,047,012	100.00%

Allowance for loan losses	(12,666)		(12,210)
Deferred net loan origination fees and other discounts	1,430		491
Loans receivable, net	$1,115,473		$1,035,293

The following is a summary of the activity in the allowance for loan losses for the six months ended December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006
Balance at the beginning of period	$12,210	$16,737
Plus: Provisions (reductions) for loan losses	661	(100)
Less charge-offs for:
Mortgage loans	(125)	(76)
Consumer loans	(127)	(130)
Commercial business loans	(7)	(3,094)
Total charge-offs	(259)	(3,300)
Plus: Recoveries	54	19
Balance at the end of the period	$12,666	$13,356

8.                                      Deposits

Deposit balances consisted of the following at December 31, 2007 and June 30, 2007:

	As of December 31, 2007		As of June 30, 2007
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Savings accounts	$78,122	7.72%	$87,565	8.01%
Money market deposit accounts	385,388	38.07	403,487	36.93
Certificates less than $100,000	221,371	21.87	239,967	21.96
Certificates $100,000 and greater	72,637	7.18	94,705	8.67
Interest-bearing checking accounts	126,118	12.46	125,905	11.52
Non-interest bearing accounts	128,604	12.70	141,101	12.91
Total deposits	$1,012,240	100.0%	$1,092,730	100.0%

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

The Bank utilizes outside borrowings to supplement its funding needs.  At December 31, 2007, the Bank had $75.0 million outstanding in repurchase agreements with a weighted average interest rate of 3.87%.  The underlying securities collateralizing these repurchase agreements had a market value of $85.9 million at December 31, 2007.

10.          Capital Stock

On July 24, 2007, the Company declared a cash dividend on its common stock of $0.115 per share, paid on August 24, 2007 to owners of record on August 10, 2007. On October 23, 2007, the Company declared a cash dividend on its common stock of $0.115 per share, paid on November 23, 2007 to owners of record on November 9, 2007.  On February 11, 2008, the Company declared a cash dividend on its common stock of $0.115 per share, payable on February 29, 2008 to owners of record on February 22, 2008.

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

On May 12, 2003, the Company entered into a sales and servicing master agreement with the FHLB.  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605 thousand. The Company has sold $16.6 million in loans under this agreement and had a maximum credit risk exposure of $461 thousand at December 31, 2007. The fair value of these guarantees was determined to be insignificant at December 31, 2007.

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

At December 31, 2007, the Company had three interest rate swap arrangements tied to specific loans originated by the Bank. The swaps effectively convert the rates from a fixed rate to a floating rate based on Libor throughout the life of the underlying loans.  At December 31, 2007, the total outstanding notional amount on these swaps was $4.0 million.  The weighted average floating and fixed rates on these transactions were 4.9% and 4.6%, respectively, at December 31, 2007. Based on the decrease in the market value of the interest rate swaps from June 30, 2007 to December 31, 2007, the Company recognized a loss of $141 thousand and $262 thousand, respectively, in other income in the consolidated statement of operations for the three and six months ended December 31, 2007 with respect to these three swap arrangements.

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

13.          Segment Information

Under the definition of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related  Information”,  the Company has three operating segments at December 31, 2007; Willow Financial Bank (“WFB”), BeneServ, and WIS. The Willow Financial Bank segment primarily provides loan and deposit services to commercial and retail customers through its network of 29 branch locations as of December 31, 2007. BeneServ, which was acquired on March 30, 2007, is an insurance agency serving the corporate employee benefit market segment. The WIS segment operates a full service investment advisory and securities brokerage firm.

Segment information for the three and six months ended December 31, 2007 and 2006 is as follows:

	For the three months ended December 31,
	2007				2006
	WFB	BeneServ	WIS	Total	WFB	BeneServ	WIS	Total
	(Dollars in Thousands)

Interest income	$21,768	$—	$—	$21,768	$21,384	$—	$—	$21,384
Interest expense	11,802	—	—	11,802	10,396	—	—	10,396
Net interest income	9,966	—	—	9,966	10,988	—	—	10,988
Non-interest income	2,483	585	531	3,599	2,775	—	557	3,332
Depreciation expense	779	3	1	783	609	—	—	609
Income tax (benefit) expense	(1,279)	54	—	(1,225)	1,000	—	25	1,025
Total net (loss) income	(39,722)	106	1	(39,615)	2,359	—	49	2,408
Total assets	1,586,145	5,897	169	1,592,211	1,532,699	—	1,472	1,534,171

	For the six months ended December 31,
	2007				2006
	WFB	BeneServ	WIS	Total	WFB	BeneServ	WIS	Total
	(Dollars in Thousands)

Interest income	$43,532	$—	$—	$43,532	$43,274	$—	$—	$43,274
Interest expense	23,261	—	—	23,261	19,947	—	—	19,947
Net interest income	20,271	—	—	20,271	23,327	—	—	23,327
Non-interest income	5,160	1,146	1,159	7,465	4,467	—	1,175	5,642
Depreciation expense	1,490	6	1	1,497	1,207	—	—	1,207
Income tax (benefit) expense	(959)	155	17	(787)	2,147	—	78	2,225
Total net (loss) income	(38,794)	302	33	(38,459)	4,849	—	152	5,001
Total assets	1,586,145	5,897	169	1,592,211	1,532,699	—	1,472	1,534,171

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

At December 31, 2007, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Tangible capital (to tangible assets)	$120,374	7.9%	22,968	1.5%	$30,624	2.0%
Core capital (to adjusted tangible assets)	120,374	7.9%	61,248	4.0%	76,560	5.0%
Tier I capital (to risk-weighted assets)	120,374	11.5%	N/A	N/A	62,952	6.0%
Risk-based capital (to risk-weighted assets)	132,579	12.6%	83,936	8.0%	104,920	10.0%

As of June 30, 2007
Tangible capital (to tangible assets)	$117,703	8.2%	$21,580	1.5%	$28,773	2.0%
Core capital (to adjusted tangible assets)	117,703	8.2%	57,547	4.0%	71,933	5.0%
Tier I capital (to risk-weighted assets)	117,703	12.2%	N/A	N/A	57,682	6.0%
Risk-based capital (to risk-weighted assets)	127,983	13.3%	76,909	8.0%	96,136	10.0%

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

15.          Income Taxes

For the three-month period ended December 31, 2007 the income tax benefit was $1.2 million compared to an income tax provision of $1.0 million for the comparable prior year period.  For the six-month period ended December 31, 2007, the income tax benefit was $787 thousand compared to a provision of $2.2 million for the comparable prior year period.  The effective tax rate for the six-month period ended December 31, 2007 was 2.28% compared to 30.8% for the six-month period ended December 31, 2006. The balance of tax-exempt securities and related income increased during that period and credits received on low income housing partnerships represented a larger portion of pre-tax book earnings. The goodwill impairment charge is not deductible for tax purposes. The federal statutory tax rate used in calculating the Company’s net deferred tax assets decreased from 35% to 34%, during the three months ended September 30, 2007, which increased income tax expense by approximately $108 thousand during the three-months ended September 30, 2007.

16.          Commitments and Contingencies

See the Company’s Annual Report on Form 10-K/A, as amended, for the year ended June 30, 2007 for a summary of existing commitments and contingencies.  There have been no material changes in the Company’s commitments and contingencies since June 30, 2007.

17.          Goodwill Impairment

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

As a result of the above conditions, the Company completed an interim impairment test of goodwill. The review encompasses a two-step process. The first step requires the Company to identify the reporting units and compare the fair value of each reporting unit, which we compute using earnings multiple approach and various transaction market approaches.  Valuations were performed for each of the Company’s three reporting units. The Company’s completion of Step 1 indicated that impairment may exist in the Banking unit and therefore the Company completed the second step. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its’ assets and liabilities. As a result of this impairment test, the Company recorded an impairment charge related its’ Banking unit for the quarter ended December 31, 2007 of $40.0 million. The impairment charge has no impact on the Company’s or the Bank’s tangible capital nor does it impact the Company’s tangible book value per share. Additionally, this impairment charge did not result from a deterioration in the Company’s core deposit intangible.

18.          Subsequent Event — Pending Acquisition

On May 21, 2008, the Company and Harleysville National Corporation (“HNC”) announced that they had entered into an Agreement and Plan of Merger (“Merger Agreement”), dated May 20, 2008, which sets forth the terms and conditions pursuant to which the Company will be merged with and into HNC (the “Merger”). The Merger Agreement provides, among other things, that as a result of the Merger each outstanding share of Common Stock of the Company, par value $0.01 per share, will be converted into a right to receive 0.7300 shares of common stock of HNC, par value $1.00 per share, plus cash in lieu of any fractional share interest.

Consummation of the Merger is subject to a number of customary conditions, including but not limited to (i) the approval of the Merger Agreement by both the shareholders of the Company and HNC and (ii) the requisite regulatory approvals of the Merger and the proposed merger of the Company’s banking subsidiary, Willow Financial Bank, with and into HNC’s banking subsidiary Harleysville National Bank, following consummation of the Merger. The Merger is intended to qualify as reorganization for federal income tax purposes, such that the shares of the Company exchanged for shares of HNC Common Stock will be issued to the Company’s shareholders on a tax-free basis.

The Merger Agreement contains certain termination rights for each of the Company and HNC and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to HNC a termination fee of $7.0 million.

The Boards of Directors of the Company and HNC have approved the Merger Agreement. The transaction is expected to close in the fourth calendar quarter of 2008.

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

On December 21, 2007, the Company completed its acquisition of Carnegie Wealth Management (“Carnegie”) for a purchase price of up to $4.8 million in cash plus approximately $1.1 million in the Company’s common stock. The purchase price includes a payment of $2.3 million at closing plus an amount up to an additional $2.5 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds.  Carnegie is a $200 million wealth management firm that provides professional investment consulting services to retirement plan administrators, foundations, corporations and high net worth investors. The acquisition expands Willow’s wealth management focus, bringing total assets under management to over $900 million. The Company recorded goodwill and other intangibles of $3.2 million as a result of this acquisition based on the preliminary purchase price allocation.

The Company’s business plan focuses on the following primary goals—changing operations to a full-service community bank while maintaining a high level of asset quality.  The Company has made acquisitions of financial services businesses and other complementary lines of business to diversify revenue and provide additional services to customers. To the extent that additional acquisition opportunities present themselves and are deemed prudent by the Board of Directors and management, additional acquisitions will be considered.

The Company’s executive offices are located at 170 South Warner Road, Suite 300, Wayne, Pennsylvania, and its telephone number is (610) 995-1700.

Results of Operations

General.   For the three-month period ended December 31, 2007, the Company recorded a net loss of $39.6 million or $2.62 diluted loss per share as compared to net income of $2.4 million or $0.16 diluted earnings per share for the comparable quarter in the prior year. For the six-month period ended December 31, 2007, the net loss was $38.5 million or $2.55 diluted loss per share as compared to $5.0 million or $0.32 diluted earnings per share for the comparable period in the prior year. The most significant cause for these declines was a goodwill impairment charge of $40.0 million recorded in the three month period ended December 31, 2007. The Company’s net interest margin on a tax-equivalent basis decreased 42 basis points to 2.83% for the three months ended December 31, 2007 from 3.25% for the three months ended December 31, 2006. The net interest margin on a tax-equivalent basis decreased 47 basis points to 2.93% for the six months ended December 31, 2007 from 3.40% for the six months ended December 31, 2006.

Goodwill Impairment. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangibles,” and performs an annual impairment test of goodwill. However, when circumstances indicate that an event has occurred during an interim period, the Company will perform an impairment test at that time. The Company determined that such an event occurred during the quarter ended December 31, 2007. During this period, conditions in the housing market continued to deteriorate resulting in a tightening of available credit in the marketplace. Additionally, several companies that specialized in sub-prime lending declared bankruptcy. These market conditions and related concerns surrounding credit caused valuations for thrifts and other financial institutions to decrease significantly during this quarter. As a result of the above conditions, the Company completed an interim impairment test of goodwill. The review encompasses a two-step process. The first step requires the Company to identify the reporting units and compare the fair value of each reporting unit, which we compute using earnings multiple approach and various transaction market approaches.  Valuations were performed for each of the Company’s three reporting units.  The Company’s completion of Step 1 indicated that impairment may exist in the banking unit and, therefore, the Company completed the second step. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its’ assets and liabilities. As a result of this impairment test, the Company recorded an impairment charge related its’ banking unit of $40.0 million for the quarter ended December 31, 2007. This impairment charge has no impact on the Company’s or the Bank’s tangible capital nor does it impact the Company’s tangible book value per share. Additionally, this impairment charge did not result from a deterioration in the Company’s core deposit intangible.

Net Interest Income.  Net interest income is determined primarily from the average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-costing liabilities) as well as the relative amounts of average interest-earning assets compared to interest-bearing liabilities. For the three months ended December 31, 2007 and 2006, our interest rate spread was 2.33% and 2.75%, respectively.  For the six months ended December 31, 2006 and 2006, our interest rate spread was 2.41% and 2.95%, respectively.

Net interest income for the three-month periods ended December 31, 2007 and 2006 was $10.0 million and $11.0 million, respectively, a decrease of $1.0 million.  This decrease was due primarily to an increase of 27 basis points in the average costs of interest-bearing liabilities to 3.75% for the three-month period ended December 31, 2007 from 3.48% for the three-month period ended December 31, 2006.  In addition, there was a 27 basis point decrease in the average yield on loans to 6.29% during the same period.  Net interest income for the six-month periods ended December 31, 2007 and 2006 was $20.3 million and $23.3 million, respectively, a decrease of $3.0 million. Net interest income decreased during this period primarily as a result of a 49 basis point increase in the average cost of interest-bearing liabilities to 3.79% for the six-month period ended December 31, 2007 as compared to 3.30% for the six-month period ended December 31, 2006. During the six months ended December 31, 2007, pressures existed in the market place that maintained deposit rates at a high level. Additionally, the Company increased its commercial loan portfolio, which tends to pay interest on a floating basis.  With the declining interest rate market, the Company’s commercial loan yields declined from the prior year.

The following tables present the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three and six-month periods ended December 31, 2007 and 2006.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 34.0% effective rate has been used for the three and six-month periods ended December 31, 2007 and 2006.  The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	Three months Ended December 31,
	2007			2006
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Single family residential	$280,310	$3,861	5.51%	$292,683	$4,187	5.72%
Construction and land	77,607	1,333	6.72	72,583	1,590	8.57
Commercial real estate	287,841	4,780	6.64	282,599	4,915	6.96
Commercial business	157,419	2,841	7.06	127,505	2,369	7.27
Consumer	327,280	5,148	6.16	269,597	4,236	6.15
Total loans	$1,130,457	$17,963	6.29	$1,044,967	$17,297	6.56
Securities and other investments	302,052	4,110	5.32	329,778	4,398	5.22
Total interest-earning assets	1,432,509	$22,073	6.08%	1,374,745	$21,695	6.23%
Non-interest earning assets	162,944			162,565
Total Assets	$1,595,453			$1,537,310

Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$899,645	$7,902	3.48	$894,295	$7,113	3.16
FHLB borrowings	247,382	2,720	4.36	233,992	2,429	4.12
Repurchase agreements	75,000	744	3.94	20,000	253	5.02
Trust preferred securities	25,774	436	6.71	36,150	601	6.60
Total interest-bearing liabilities	1,247,801	11,802	3.75%	1,184,437	10,396	3.48%
Non-interest bearing deposits	131,088			135,102
Non-interest-bearing liabilities	16,071			13,803
Stockholders’ equity	200,493			203,968
Total liabilities and stockholders’ equity	$1,595,453			$1,537,310
Net interest income/interest rate spread		$10,271	2.33%		$11,299	2.75%
Net interest-earning assets/net interest margin	$184,708		2.83%	$190,308		3.25%
Ratio of average interest-earning assets to interest-bearing liabilities			115%			116%

	Six months Ended December 31,
	2007			2006
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Single family residential	$278,848	$7,383	5.30%	$295,345	$8,759	5.93%
Construction and land	76,716	3,018	7.70	74,745	3,294	8.62
Commercial real estate	284,646	9,953	6.99	286,786	9,822	6.85
Commercial business	147,715	5,411	7.17	128,962	4,817	7.31
Consumer	309,807	9,798	6.19	268,247	8,437	6.15
Total loans	$1,097,732	$35,563	6.41	$1,054,085	$35,129	6.60
Securities and other investments	306,309	8,556	5.46	329,656	8,656	5.14
Total interest-earning assets	1,404,041	$44,119	6.20%	1,383,741	$43,785	6.25%
Non-interest earning assets	161,784			159,491
Total Assets	$1,565,825			$1,543,232

Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$919,573	$16,469	3.55	$896,025	$13,608	3.01
FHLB borrowings	220,308	4,912	4.42	245,679	4,725	3.82
Repurchase agreements	50,571	1,027	4.03	20,000	508	5.04
Trust preferred securities	25,774	853	6.56	36,168	1,106	6.07
Total interest-bearing liabilities	1,216,226	23,261	3.79%	1,197,872	19,947	3.30%
Non-interest bearing deposits	134,704			129,288
Non-interest-bearing liabilities	14,958			13,430
Stockholders’ equity	199,937			202,642
Total liabilities and stockholders’ equity	$1,565,825			$1,543,232
Net interest income/interest rate spread		$20,858	2.41%		$23,838	2.95%
Net interest-earning assets/net interest margin	$187,815		2.93%	$185,869		3.40%
Ratio of average interest-earning assets to interest-bearing liabilities			115%			116%

Although management believes that the above mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	Three months Ended December 31,
	2007			2006
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$17,865	$98	$17,963	$17,110	$187	$17,297
Investments	3,903	207	4,110	4,274	124	4,398
Total	$21,768	$305	$22,073	$21,384	$311	$21,695

The net interest margin on a GAAP basis was 2.75% and 3.16%, respectively, for the three months ended December 31, 2007 and 2006.

	Six months Ended December 31,
	2007			2006
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$35,367	$196	$35,563	$34,793	$336	$35,129
Investments	8,165	391	8,556	8,481	175	8,656
Total	$43,532	$587	$44,119	$43,274	$511	$43,785

The net interest margin on a GAAP basis was 2.85% and 3.33%, respectively, for the six months ended December 31, 2007 and 2006.

Interest Income.  Interest income on loans increased $755 thousand, or 4.4%, for the three-month period ended December 31, 2007 compared to the three-month period ended December 31, 2006. This increase resulted primarily from a $85.5 million, or 8.2%, increase in average balance of loans over the period which was partially offset by a 27 basis point, or 4.1% decrease in the average yield on the loan portfolio. Interest income on loans increased $574 thousand, or 1.6%, for the six-month period ended December 31, 2007 compared to the similar prior year period. This resulted primarily from an increase in average loan balances of $43.6 million, or 4.1% in the six months ended December 31, 2007 compared to the six months ended December 31, 2006. This increase was offset by a decrease in the average yields earned on loans for the six-month period ended December 31, 2007 of 19 basis points to 6.41%. The decrease in average yields on loans for the three-month and six-month periods ended December 31, 2007 resulted primarily from the decrease in short-term interest rates that occurred between June 30, 2007 and December 31, 2007. Specifically, the Federal Reserve target rate decreased from 5.25% at June 30, 2007 to 4.25% at December 31, 2007. The Bank has a significant portfolio of variable rate loans, including commercial, residential mortgage, and consumer home equity loans whose rates reset with changes in Federal Reserve target rates. In addition, the yield on construction and land loans declined due to an internally originated $6.7 million collateralized commercial construction and land development loan with a long-term client of the Bank entering non-accrual status during the three months ended December 31, 2007. Also, the increase in loan balances was due primarily to new loans originated after market loan rates had decreased and during a period of intense competition for high-quality commercial, residential mortgage, and consumer loans. The Company does not invest in sub-prime loans or related assets and, accordingly, did not incur any significant impact to its loan yields from disruptions in the credit markets for sub-prime assets during the six-month period ended December 31, 2007. Interest income on securities decreased $371 thousand and $316 thousand, or 8.7% and 3.7%, respectively, for the three-month and six-month periods ended December 31, 2007 compared to the three-month and six-month periods ended December 31, 2006. The declines are due to the decrease of $27.7 million, or 8.4%, and $23.3 million, or 7.1%, respectively, in the average balance of investment securities for the three and six month periods ended December 31, 2007 as compared to the comparable prior year periods.  These decreases were partially offset by increases in the average tax-equivalent yields earned on securities of 10 basis points and 32 basis points for the three-month and six-month periods ended December 31, 2007 as compared to the same periods ended December 31, 2006. The Company’s investment security yields were enhanced during the three-month and six-month periods ended December 31, 2007 as the Company was able to reinvest significant cash inflows from lower-yielding investments into higher-yielding investments during the six-month period ending December 31, 2007.

Interest Expense.   Interest expense on deposit accounts increased $789 million and $2.9 million, or 11.1% and 21.0%, respectively, for the three-month and six-month periods ended December 31, 2007 compared to the comparable prior year period.  The increase resulted primarily from an increase in the average cost of deposits by 32 basis points and 54 basis points, respectively, for the three-month and six-month periods ended December 31, 2007 as compared to the similar prior year periods.  Also, there was an increase in average deposits of $5.4 million and $23.5 million, respectively, for the three-month and six-month periods ended December 31, 2007 compared to the same periods ended December 31, 2006. During the three-month and six-month periods ended December 31, 2007, the Company experienced a lag in rate decreases on its variable rate deposits. This lag in deposit rate decreases is due to the competitive market which kept deposit rates higher during the immediate periods following Federal Reserve rate reductions. With the objective of maintaining competitive core deposit pricing, the Company’s variable deposit rate decreases occurred at a slower pace than the decreases experienced in the loan portfolio as floating rate loans contractually require adjustments in rates consistent with the Federal Funds rate adjustments.  Alternatively, the Company did not compete heavily for single-service certificates of deposit, thereby avoiding unprofitable rates on new certificates of deposit during the six-month period ended December 31, 2007. During the three-month period ended December 31, 2007, interest expense on borrowings increased by $617 thousand as compared to the prior comparable period.  This increase was due primarily to a $58.0 million increase in average borrowings during that period. During the six-month period ended December 31, 2007, interest expense on borrowings increased by $453 thousand as compared to the six-months ended December 31, 2006.  This increase was due primarily to an increase of 37 basis points in the average cost of borrowings. This increase occurred primarily due to certain short-term borrowings with lower average interest costs being replaced upon maturity with longer-term funding, which increased the average cost of funds. The Company chose this course of action to prudently manage its liquidity risk and interest rate risk, particularly in light of the funding market disruptions that existed during the 2007 calendar year.

Provision for Loan Losses.   The Company’s provision for loan losses increased $419 thousand for the three months ended December 31, 2007 compared to the corresponding prior three-month period as no provision was deemed necessary during that period. For the six months ended December 31, 2007 compared to the six-month period ended December 31, 2006, the provision for loan losses increased by $761 thousand.  The increase in the provision expense is a result of the reduction of residential mortgage loans as a percentage of total loans as the Company now sells primarily all of its residential mortgage production and the corresponding increase in commercial loans, which carry a higher level of risk, as a percentage of total loans. In addition, total non-performing loans increased from $3.9 million at June 30, 2007 to $10.1 million at December 31, 2007 due primarily to an internally originated $6.7 million collateralized commercial construction and land development loan with a long term client of the Bank. Management believes, to the best of its knowledge, that the allowance for loan losses was adequate at December 31, 2007 and represents at such date all known and inherent losses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

Non-Interest Income.  Non-interest income increased $267 thousand and $1.8 million, or 8.0% and 32.3%, respectively, for the three-month and six-month periods ended December 31, 2007 as compared to the comparable periods ended December 31, 2006. The increase during the three-month period was due primarily to an increase of $476 thousand in gains on the sale of loans, and $585 thousand in income recorded from the insurance operations of BeneServ. This increase was offset when compared to the prior period which included a one-time gain of $804 thousand recorded on the unwinding of an interest rate corridor and a decrease of $105 thousand in gains on the sale of securities available for sale. The increase for the six-month period was due primarily to an increase of $964 thousand in gains on the sale of loans, $1.1 million in income recorded from the insurance operations of BeneServ, and an increase of $389 thousand in investment services income. These increases were offset when compared to the six months ended December 31, 2006 which included the $804 thousand one-time gain noted above and a decrease of $89 thousand in gains on the sale of securities available for sale.

Non-Interest Expense.  Non-interest expense increased $43.1 million and $44.5 million, or 395.9% and 203.6%, respectively, for the three-month and six-month periods ended December 31, 2007 as compared to the comparable periods ended December 31, 2006. The most significant cause for this increase was the previously discussed goodwill impairment charge recorded in the three month period ended December 31, 2007. In addition, compensation and benefits increased $1.5 million and $2.6 million, respectively, for the three-month and six-month periods ended December 31, 2007 as compared to the comparable prior year periods due primarily to the acquisition of BeneServ, which occurred on March 30, 2007 and increased commissions paid to loan officers due to the expansion of the mortgage operations. Occupancy and equipment increased $325 thousand and $618 thousand, respectively, during these same periods due primarily to rental and other occupancy costs associated with the opening of the Oxford branch and the aforementioned BenServ acquisition. Data processing costs increased $140 thousand and $244 thousand, respectively, for the three-month and six-month periods ended December 31, 2007 as compared to the similar prior year periods due principally to rate increases of third party providers as well as increased account volumes. Professional fees increased $603 thousand and $582 thousand during these same periods due primarily to consulting and legal costs incurred in investigating the Company’s previously disclosed out of balance condition as well as increased costs for the Company’s independent registered public accounting firm.

Income Tax Benefit/Expense.  For the three-month period ended December 31, 2007 the income tax benefit was $1.2 million compared to an income tax provision of $1.0 million for the comparable prior year period.  For the six-month period ended December 31, 2007, the income tax benefit was $787 thousand compared to a provision of $2.2 million for the comparable prior year period.   The effective tax rate for the six-month period ended December 31, 2007 was 2.28% compared to 30.8% for the six-month period ended December 31, 2006. This decrease is due primarily to an increase during the six-months ended December 31, 2007 in the balance of tax-exempt securities and related income as well as credits received on low income housing partnerships representing a larger portion of pre-tax book earnings, exclusive of the goodwill impairment charge which is not deductible for tax purposes.  This was partially offset by a change in the federal statutory tax rate used in calculating the Company’s net deferred tax assets from 35% to 34%, which increased income tax expense by approximately $108 thousand during the three-months ended September 30, 2007.

Changes in Financial Condition

General.  Total assets of the Company increased by $40.9 million, or 2.6%, from June 30, 2007 to December 31, 2007 due primarily to a $80.2 million increase in the net loan portfolio. Additionally, loans held for sale increased $15.4 million and FHLB stock increased $4.6 million. Goodwill decreased by $36.8 million due primarily to the aforementioned impairment charge of $40.0 million. Securities available for sale and held to maturity decreased a combined $4.9 million. Cash and cash equivalents decreased by approximately $17.9 million.  Total liabilities amounted to $1.43 billion at December 31, 2007, an increase of $79.7 million, or 5.9% from June 30, 2007. FHLB advances increased $112.8 million, or 59.5%, from June 30, 2007. Securities sold under agreements to repurchase increased $55.0 million, or 275.0%, from June 30, 2007. Total deposits decreased $80.5 million, or 7.4%, to $1.01 billion. Total stockholders’ equity decreased $38.8 million to $160.7 million at December 31, 2007 primarily due to the goodwill impairment charge.

Cash and Cash Equivalents. Cash and cash equivalents amounted to $42.4 million and $60.3 million at December 31, 2007 and June 30, 2007, respectively.  Cash and cash equivalents decreased during the period due primarily to the increase in loan fundings and decrease in deposits, offset by proceeds from FHLB advances and repayments of investment securities.

Assets Available or Held for Sale. Securities classified as available for sale increased $1.6 million from $188.3 million at June 30, 2007 to $189.9 million at December 31, 2007. Loans classified as held for sale increased  by $15.4 million, or 190.3%, to $23.4 million at December 31, 2007 from $8.1 million at June 30, 2007 due to an increase in origination and sale commitment volumes during that period.

Investment Securities Held to Maturity. At December 31, 2007, securities classified as held to maturity totaled $81.8 million as compared to $88.4 million at June 30, 2007. The approximate $6.5 million decline was primarily the result of calls and principal repayments within the portfolio.

Loans.  The net loan portfolio of the Company increased $80.2 million, or 7.7% to $1.12 billion at December 31, 2007.  The increase was due to growth experienced in the commercial real estate and construction portfolios as well as the acquisition of $34.9 million in home equity loans during the three-month period ended September 30, 2007. These purchased loans continue to perform substantially in accordance with their terms.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	December 31, 2007	June 30, 2007
Non-accrual loans:
Mortgage loans:
Single-family residential	$762	$845
Construction	7,198	463
Commercial real estate and multi-family residential	898	697
Home Equity	269	601
Consumer loans	9	56
Commercial business loans	957	1,188
Total	10,093	3,850

Performing troubled debt restructurings	1	1
Total non-performing loans	10,094	3,851
Other real estate owned, net	447	—
Total non-performing assets	$10,541	$3,851
Non-performing loans to total loans	0.90%	0.37%
Non-performing assets to total assets	0.66%	0.25%

Total non-performing assets increased $6.7 million, or 173.7%, to $10.5 million at December 31, 2007 compared to $3.9 million at June 30, 2007. Non-performing loans to total loans and non-performing loans to total assets were 0.90% and 0.66%, respectively, at December 31, 2007 as compared to 0.37% and 0.25%, respectively at June 30, 2007. This increase during the six-month period ended December 31, 2007 resulted primarily from an internally originated $6.7 million collateralized commercial construction and land development loan with a long-term client of the Bank.  Also, the real estate owned portfolio at December 31, 2007 included two residential properties located within the Company’s market area with an aggregate carrying value of $447 thousand as compared to no real estate owned as of June 30, 2007.  The allowance to gross loans decreased to 1.12% at December 31, 2007 from 1.17% at June 30, 2007. This decrease was due to the growth in the loan portfolio, partially offset by the impact of the increase in non-performing assets noted above.

Intangible Assets. The amount of the Company’s intangible assets totaled $72.1 million at December 31, 2007 compared to $109.9 million at June 30, 2007.  The decrease resulted primarily from the goodwill impairment charge of $40.0 million and normal intangible asset amortization offset by intangible assets of $3.2 million recorded from the acquisition of Carnegie Wealth Management.

Deposits.  The Company’s total deposits decreased by $80.5 million, or 7.4%, to $1.01 billion at December 31, 2007.  The decrease resulted from the maturity of higher costing certificates of deposit, which did not renew with the Bank.

Borrowings. Advances from the FHLB of Pittsburgh are an additional source of funds used to supplement the funding of loan demand as well as for liquidity and other asset/liability management purposes. At December 31, 2007, the total amount of these borrowings outstanding was $302.6 million, which is a $112.8 million, or a 59.5%, increase from the $189.8 million outstanding at June 30, 2007.  The Bank determined that it was beneficial to utilize these borrowings to fund its loan growth rather than pay higher rates for certificates of deposit..

Securities Sold Under Agreements to Repurchase.  The Company’s repurchase liability increased by $55.0 million from June 30, 2007 to December 31, 2007 due to six new agreements that were entered into by the Company during that period due to the opportunity to obtain lower cost funding rates than through FHLB borrowings, and maturing certificates of deposit.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $160.7 million at December 31, 2007 compared to $199.4 million at June 30, 2007, a decrease of $38.8 million.  This decrease was primarily the result of the goodwill impairment charge of $40.0 million offset by net income, before the impairment charge, of $1.5 million. The impairment charge has no impact on the Company’s or the Bank’s tangible capital nor does it impact the Company’s tangible book value per share. In addition, accumulated other comprehensive income increased by $1.4 million during the six-months ended December 31, 2007 as a result of $1.5 million in unrealized investment security gains, net of tax. Treasury stock decreased by $787 thousand primarily due to the release of $1.1 million in shares for the purchase of Carnegie Wealth Management offset by $299 thousand in stock repurchases. Cash dividends paid for the six-months ended December 31, 2007 were $3.6 million.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  Certificates of deposit scheduled to mature in one year or less at December 31, 2007 totaled $231.3 million.  Based on historical experience, management believes, over the longer term, that a significant portion of maturing certificates of deposit will remain with the Company.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $581.5 million as of December 31, 2007, based on qualifying collateral, of which $292.9 million was available to draw upon at December 31, 2007.  The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

At December 31, 2007 and June 30, 2007, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision.  For additional information and the Bank’s specific levels of regulatory capital at December 31, 2007 and June 30, 2007, see note 14 of the Notes to the Unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Quantitative and Qualitative Disclosure About Market Risk” in the Company’s Amendment No. 2 Form 10-K/A for the year ended June 30, 2007.  Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity.  Management monitors interest rate risk and takes actions which it deems appropriate to maintain the short-term risk at levels considered acceptable while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

This evaluation of Disclosure Controls and Procedures should be read in conjunction with Item 9A Controls and Procedures included in Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission on May 5, 2008.

Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have determined that the remediation procedures discussed in the Company’s June 30, 2007 Form 10-K/A, as amended, are being implemented as of the date of this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting

Except as described in Item 9A to our Annual Report on Form 10-K for the year ended June 30, 2007, as amended, and incorporated by reference from Amendment No. 2 on Form 10-K/A, as filed on May 5, 2008 (SEC FILE No. 000-49706), no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

There has been no material developments in any of the legal proceedings previously reported in Item 3 of the Company’s Form 10-K for the year ended June 30, 2007.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a. Not applicable

b. Not applicable.

c. Purchases of Equity Securities

The following table represents the repurchasing activity of the share repurchase program during the six month period ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2007 – July 31, 2007	—	$ n/a	—	604,063
Month #2 August 1, 2007 – August 31, 2007	25,000	11.90	25,000	579,063
Month #3 September 1, 2007 – September 30, 2007	—	n/a	—	579,063
Month #4 October 1, 2007 – October 31, 2007	—	n/a	—	579,063
Month #5 November 1, 2007 – November 30, 2007	—	n/a	—	579,063
Month #6 December 31, 2007 – December 31, 2007	—	n/a	—	579,063
Total	25,000	$11.90	25,000	579,063

Notes to this table:

(a)  On January 24, 2007, the Company issued a press release announcing that the Board of Directors authorized a share repurchase program (the “Program”). The Company has been in a blackout period since October 1, 2007 due to its delayed SEC filings. Repurchases may occur when the Company becomes current in these filings.

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

WILLOW FINANCIAL BANCORP, INC.

Date: May 21, 2008	By:	/s/ DONNA M. COUGHEY
Donna M. Coughey
President and Chief Executive Officer

Date: May 21, 2008	By:	/s/ NEELESH KALANI
Neelesh Kalani
Chief Accounting Officer