Form 10-Q
period 2008-03-31
WILLOW FINANCIAL BANCORP, INC.
filed 2008-06-13
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Registrant had 15,669,304 shares of common stock issued and outstanding as of June 9, 2008.

WILLOW FINANCIAL BANCORP, INC.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in Thousands, Except for Share Amounts)

	(Unaudited)
	March 31, 2008	June 30, 2007
Assets
Cash in banks	$33,099	$21,124
Interest-earning deposits	21,907	39,153
Total cash and cash equivalents	55,006	60,277
Investment securities — trading	1,262	1,176
Federal Home Loan Bank stock	15,523	11,394
Investment securities available for sale (amortized cost of $157,285 and $193,232, respectively)	154,661	188,339
Investment securities held to maturity (fair value of $77,505 and $86,488, respectively)	79,146	88,363
Loans held for sale	24,155	8,075
Loans receivable	1,140,282	1,047,012
Deferred fees and costs, net	990	491
Allowance for loan losses	(13,224)	(12,210)
Loans receivable, net	1,128,048	1,035,293
Accrued interest receivable	6,631	6,654
Property and equipment, net	11,251	11,307
Bank owned life insurance	12,289	11,930
Real estate owned	232	—
Other intangible assets, net	15,174	14,345
Goodwill	56,774	95,597
Other assets	24,317	18,546
Total Assets	$1,584,469	$1,551,296

Liabilities and Stockholders’ Equity
Liabilities:
Interest-bearing deposits	$894,976	$951,629
Non-interest bearing deposits	122,245	141,101
Securities sold under agreements to repurchase	75,000	20,000
Advance payments by borrowers for taxes and insurance	3,564	4,254
Federal Home Loan Bank advances	292,094	189,764
Trust preferred securities	25,774	25,774
Accrued interest payable	1,882	2,303
Other liabilities	11,375	17,038
Total Liabilities	1,426,910	1,351,863
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock - $0.01 par value; 40,000,000 shares authorized; 17,490,474 and 17,487,770 shares issued at March 31, 2008 and June 30, 2007, respectively	175	175
Additional paid-in capital	191,072	190,776
Retained earnings — substantially restricted	698	46,030
Treasury stock (1,822,606 and 1,920,025 shares at March 31, 2008 and June 30, 2007, respectively, at cost)	(30,258)	(31,046)
Accumulated other comprehensive loss	(1,730)	(3,180)
Obligation of deferred compensation plan	1,287	1,277
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,437)	(2,958)
Recognition and Retention Plan Trust (RRP)	(1,248)	(1,641)
Total Stockholders’ Equity	157,559	199,433
Total Liabilities and Stockholders’ Equity	$1,584,469	$1,551,296

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts, Unaudited)

	Three months Ended March 31,
	2008	2007
INTEREST INCOME:
Loans	$17,738	$17,068
Mortgage-backed and investment securities	3,841	4,054
Total interest income	21,579	21,122
INTEREST EXPENSE:
Deposits	6,751	7,215
Securities sold under agreements to repurchase	721	269
Borrowings	3,330	2,897
Total interest expense	10,802	10,381
NET INTEREST INCOME	10,777	10,741
Provision for loan losses	824	—
Net interest income after provision for loan losses	9,953	10,741
NON-INTEREST INCOME:
Investment services income, net	1,209	946
Income from insurance operations	631	—
Service charges and fees	1,372	1,374
Gain (loss) on:
Sale of loans	1,238	192
Securities available for sale	(61)	100
Other	112	286
Total non-interest income	4,501	2,898
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,032	6,176
Occupancy and equipment	2,394	2,081
Data processing	502	358
Advertising	521	557
Deposit insurance premiums	30	30
Amortization of intangible assets	621	543
Professional fees	2,473	593
Other	1,650	1,095
Total non-interest expenses	16,223	11,433
(Loss) income before income taxes	(1,769)	2,206
Income tax (benefit) expense	(92)	704
NET (LOSS) INCOME	$(1,677)	$1,502
(LOSS) EARNINGS PER SHARE
Basic	$(0.11)	$0.10
Diluted	$(0.11)	$0.10
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.12	$0.12
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,257,712	15,146,910
Diluted	15,305,581	15,353,248

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except for Per Share Amounts, Unaudited)

	Nine months Ended March 31,
	2008	2007
INTEREST INCOME:
Loans	$53,104	$51,861
Mortgage-backed and investment securities	12,007	12,535
Total interest income	65,111	64,396
INTEREST EXPENSE:
Deposits	23,220	20,823
Securities sold under agreements to repurchase	1,748	777
Borrowings	9,095	8,728
Total interest expense	34,063	30,328
NET INTEREST INCOME	31,048	34,068
Provision (recovery) for loan losses	1,485	(100)
Net interest income after provision for loan losses	29,563	34,168
NON-INTEREST INCOME:
Investment services income, net	3,204	2,552
Income from insurance operations	1,776	—
Service charges and fees	4,006	4,116
Gain (loss) on:
Sale of loans	2,552	439
Securities available for sale	(36)	214
Gain on termination of interest rate corridor	—	804
Other	464	415
Total non-interest income	11,966	8,540
NON-INTEREST EXPENSES:
Salaries and employee benefits	22,271	17,826
Occupancy and equipment	6,899	5,968
Data processing	1,464	1,076
Advertising	1,393	1,519
Deposit insurance premiums	91	90
Goodwill impairment	40,000	—
Amortization of intangible assets	1,670	1,661
Professional fees	4,136	1,674
Other	4,621	3,462
Total non-interest expenses	82,545	33,276
(Loss) income before income taxes	(41,016)	9,432
Income tax (benefit) expense	(878)	2,929
NET (LOSS) INCOME	$(40,138)	$6,503
(LOSS) EARNINGS PER SHARE
Basic	$(2.65)	$0.43
Diluted	$(2.65)	$0.42
DIVIDENDS PER SHARE PAID DURING PERIOD	$0.35	$0.36
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	15,143,893	15,090,108
Diluted	15,235,970	15,347,025

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

(Dollars in Thousands, Unaudited)

	Three months Ended March 31,
	2008	2007
Net (loss) income	$(1,677)	$1,502

Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on securities available for sale during the period	(7)	371
Reclassification adjustment for losses (gains) included in net income	40	(65)
Comprehensive (loss) income	$(1,644)	$1,808

	Nine months Ended March 31,
	2008	2007
Net (loss) income	$(40,138)	$6,503

Other comprehensive (loss) income, net of tax:
Net unrealized holding gains on securities available for sale during the period	1,464	2,813
Change in tax rate	(38)	—
Gain on termination of interest rate corridor	—	(523)
Reclassification adjustment for losses (gains) included in net income	24	(139)
Net unrealized loss on cash flow hedge	—	(243)
Comprehensive (loss) income	$(38,688)	$8,411

See accompanying notes to consolidated financial statements.

WILLOW FINANCIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in Thousands, Unaudited)

	Nine months Ended March 31,
	2008	2007
Net (loss) income	$(40,138)	$6,503
Add (deduct) items not affecting cash flows from operating activities:
Depreciation	2,274	1,896
Amortization of premiums and accretion of discounts, net	83	(643)
Impairment on goodwill	40,000	—
Amortization of intangible assets	1,670	1,661
Provision (reduction) for loan losses	1,485	(100)
Gain on sale of loans held for sale	(2,552)	(439)
Gain on sale of investment securities	(220)	(214)
Gain on termination of interest rate corridor	—	804
Investment impairment	256	—
Origination of loans held for sale	(169,938)	(29,411)
Proceeds from the sale of loans held for sale	156,410	26,559
Increase in trading account securities	(86)	(214)
Amortization of deferred loan fees, discounts and premiums	355	(926)
Decrease in accrued interest receivable	23	48
Increase in value of bank owned life insurance	(359)	(331)
Increase in other assets	(7,031)	(2,370)
Decrease in other liabilities	(5,691)	(1,198)
Stock based compensation	1,313	1,449
Excess tax benefits from stock-based compensation	(9)	(118)
(Decrease) increase in accrued interest payable	(421)	111
Net cash flows (used in) provided by operating activities	(22,576)	1,459
Cash flows from investment activities:
Capital expenditures	(1,980)	(3,249)
Proceeds from the sale of office buildings	—	717
Net (increase) decrease in loans	(95,042)	34,183
Proceeds from maturities, sales, payments and calls of investment securities held to maturity	9,220	12,460
Purchase of securities available for sale	(21,506)	(20,831)
(Increase) decrease in FHLB stock	(4,129)	3,558
Proceeds from sales and calls of securities available for sale	57,621	55,482
Net cash used for acquisitions	(2,300)	(4,433)
Net cash flows (used in) provided by investment activities	(58,116)	77,887
Cash flows from financing activities:
Net (decrease) increase in deposits	(75,509)	41,506
Increase in securities sold under agreements to repurchase	55,000	10,000
Proceeds from FHLB advances	557,042	107,400
Repayments of FHLB advances	(454,905)	(195,044)
Repayment of trust preferred securities	—	(10,000)
Decrease in advance payments by borrowers for taxes and insurance	(690)	(1,568)
Cash dividends on common stock	(5,253)	(5,177)
Common stock repurchased	(299)	(809)
Cash in lieu of fractional shares	—	(10)
Stock options exercised	26	893
Excess tax benefits from stock-based compensation	9	118
Net cash flows provided by (used in) financing activities	75,421	(52,691)
Net (decrease) increase in cash and cash equivalents	(5,271)	26,655
Cash and cash equivalents:
Beginning of period	60,277	30,955
End of period	55,006	$57,610
Supplemental disclosures:
Cash payments during the year for:
Taxes	$51	$1,150
Interest	$34,484	$30,512
Non-cash items:
Net unrealized gain on investment securities available for sale, net of tax	$1,464	$2,813
Net unrealized loss on cash flow hedge, net of tax	$—	$(243)

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

Effective February 28, 2006, the Bank completed the sale of all outstanding shares of capital stock of PCIS to Uvest BD-A, Inc., a North Carolina corporation and registered broker-dealer (“Uvest”) for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the parties entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for the Bank, and a Financial Services Agreement between PCIS and the Bank which provides that the Bank will be entitled to 90% of the revenue generated by the securities brokerage activities conducted at the PCIS office and will bear substantially all operational and overhead expenses. Since March 2007, PCIS has been doing business as “Willow Investment Services” (“WIS”). Upon consummation of the sale of PCIS stock to Uvest, WIS is no longer a subsidiary of the Company. However, under the provisions of FIN 46R (“Consolidation of Variable Interest Entities”), the results of WIS continue to be consolidated in the Company’s financial statements. The affiliation agreement with Uvest has the primary effect of relieving WIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

On March 30, 2007, the Company completed its acquisition of BeneServ, Inc. (“BeneServ”) for a purchase price of up to $5.5 million. The purchase price includes a payment of $4.2 million at closing plus an additional amount up to $1.3 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds.  As of March 31, 2008, approximately $550 thousand of the additional payments were earned based on BeneServ achieving the established performance thresholds and are included in other liabilities on the consolidated statement of financial condition. BeneServ is an insurance agency serving the corporate employee benefit market segment. BeneServ and the Company share a target market in small businesses located in Chester, Montgomery, Bucks, Delaware, and Philadelphia counties, Pennsylvania, thereby providing a number of cross selling opportunities for both companies.  The Company recorded goodwill and other intangibles of $4.6 million as a result of this acquisition.

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

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles,” and performs an annual impairment test of goodwill. However, when circumstances indicate that an event has occurred during an interim period, the Company will perform an impairment test at that time. The Company has determined that such an event occurred during the quarter ended December 31, 2007. Based upon an interim impairment test, the Company recorded a goodwill impairment charge of $40.0 million in the consolidated statement of operations for the three-month period ended December 31, 2007. The impairment charge had no impact on the Company’s or the Bank’s tangible capital nor did it impact the Company’s tangible book value per share. See note 17 for additional information on the goodwill impairment.

As described in Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission on May 5, 2008 (File No. 000-49706), the Company restated its consolidated financial statements for the four quarters of fiscal 2007 and fiscal 2006 to reflect the impact of various adjustments. Quarterly information for the three and nine-month periods ended March 31, 2007 as well as the June 30, 2007 balance sheet, reported herein reflects the restated amounts.

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

FASB Statement No, 155, Accounting for Certain Hybrid Financial Instruments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments. Under this new statement, an entity may re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis.  Subsequent changes in the fair value of the instrument would be recognized in earnings. This statement is effective for all financial instruments that the Company acquires or issues after July 1, 2007. This Statement had no impact on the Company’s financial position or results of operations as of March 31, 2008.

FASB Interpretation 48, Accounting for Uncertainty in Income Tax Positions

Effective July 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2008, the Company had no material unrecognized tax benefits, accrued interest or penalties.  Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of March 31, 2008, tax years 2005 through 2007 remain subject to Federal examination as well as examination by state taxing jurisdictions.

EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

The Task Force reached a consensus that, for endorsement split-dollar life insurance arrangements, an employer should recognize the liability for future benefits based on the substantive agreement with the employee, since the postretirement benefit obligation is not effectively settled.  An entity is permitted to apply the consensus by retrospective application to all prior periods in accordance with FASB Statement No. 154, including its required disclosures.  The consensus is effective for fiscal years beginning after December 15, 2007, with early adoption permitted as of the beginning of an entity’s fiscal year.  The Bank has recorded a liability of $266 thousand at March 31, 2008 within other liabilities on the consolidated statement of financial condition to account for the settlement of the future benefit obligation.

4.            Stock Compensation Plans

The Company periodically grants stock option and restricted stock awards to its employees, which vest over three to five year periods. The following table presents compensation expense and the related tax impacts for option and restricted stock awards recognized in the consolidated statements of operations:

	Nine months Ended March 31,
	(In thousands)
	2008	2007
Compensation expense	$828	$754
Tax benefit	(263)	(235)
Net income effect	$565	$519

5.            (Loss) Earnings Per Share

(Loss)/earnings per share, basic and diluted, were ($0.11), ($0.11), and ($2.65), ($2.65), respectively, for the three and nine months ended March 31, 2008, compared to $0.10, $0.10, and $0.43, $0.42, respectively, for the three and nine months ended March 31, 2007. The Bank remains well capitalized under Office of Thrift Supervision guidelines, as discussed further in note 14.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Three months Ended March 31,
	2008		2007
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net (loss) income	$(1,677)	$(1,677)	$1,502	$1,502
Dividends on unvested common stock awards	—	—	(12)	(12)
Net income available to common stockholders	$(1,677)	$(1,677)	$1,490	$1,490

Weighted average shares outstanding	15,257,712	15,257,712	15,146,910	15,146,910
Effect of dilutive securities:
Common stock equivalents	—	47,869	—	206,338
Adjusted weighted average shares used in earnings per share computation	15,257,712	15,305,581	15,146,910	15,353,248

(Loss) earnings per share	$(0.11)	$(0.11)	$0.10	$0.10

	Nine months Ended March 31,
	2008		2007
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net (loss) income	$(40,138)	$(40,138)	$6,503	$6,503
Dividends on unvested common stock awards	(24)	(24)	(44)	(44)
Net (loss) income available to common stockholders	$(40,162)	$(40,162)	$6,459	$6,459

Weighted average shares outstanding	15,143,893	15,143,893	15,090,108	15,090,108
Effect of dilutive securities:
Common stock equivalents	—	92,077	—	256,917
Adjusted weighted average shares used in earnings per share computation	15,143,893	15,235,970	15,090,108	15,347,025

(Loss) earnings per share	$(2.65)	$(2.65)	$0.43	$0.42

6.            Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at March 31, 2008 and June 30, 2007 are as follows:

	March 31, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$14,408	$185	$(3)	$14,590
FHLMC	10,129	79	—	10,208
CMOs	54,609	—	(1,902)	52,707
Total held to maturity	$79,146	$264	$(1,905)	$77,505

Available for sale:
US government agency securities	$24,838	$127	$(153)	$24,812
Municipal bonds	27,200	151	(323)	27,028
Mortgage-backed securities:
FNMA	29,414	179	(63)	29,530
FHLMC	29,912	180	(28)	30,064
CMOs	13,470	193	(259)	13,404
Corporate debt securities	21,243	—	(2,270)	18,973
Equity securities	11,208	55	(413)	10,850
Total available for sale	$157,285	$885	$(3,509)	$154,661
Total securities	$236,431	$1,149	$(5,414)	$232,166

	June 30, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Held to maturity:
Mortgage-backed securities:
FNMA	$16,253	$4	$(414)	$15,843
FHLMC	11,839	—	(455)	11,384
CMOs	60,271	—	(1,010)	59,261
Total held to maturity	$88,363	$4	$(1,879)	$86,488

Available for sale:
US government agency securities	$35,285	$—	$(1,077)	$34,208
Municipal bonds	30,585	55	(635)	30,005
Mortgage-backed securities:
FNMA	38,007	5	(1,050)	36,962
FHLMC	35,833	2	(1,028)	34,807
CMOs	22,080	20	(331)	21,769
Corporate debt securities	19,978	73	(625)	19,426
Equity securities	11,464	69	(371)	11,162
Total available for sale	$193,232	$224	$(5,117)	$188,339
Total securities	$281,595	$228	$(6,996)	$274,827

Securities are evaluated periodically to determine whether a decline in their fair value is other than temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment.  Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the statement of operations.  Based upon an evaluation performed as of March 31, 2008, the Company recorded an impairment charge of approximately $256 thousand related to the holding of common stock on two Pennsylvania financial institutions and another financial services related equity security. Approximately $10.4 million of the

Company’s investment in equity securities is an investment in a mutual fund, which is comprised of adjustable rate mortgage securities and thus the fair values are directly correlated to movements in interest rates.

The Company has both the ability and intent to hold fixed income securities until such time as the value recovers or the security matures and for the equity securities management believes that, other than the aforementioned impairment charge, the unrealized losses are temporary and overall not significant to the value of equity securities and therefore believes that the above individual unrealized losses at March 31, 2008 are not other-than-temporary impairments.

7.            Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated:

	As of March 31, 2008		As of June 30, 2007
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Real estate loans:
Single-family residential	$241,929	21.22%	$273,247	26.10%
Commercial real estate and multi-family residential	330,182	28.95	316,099	30.19
Construction	109,649	9.61	93,180	8.90
Home equity	329,258	28.88	272,295	26.01
Total real estate loans	1,011,018	88.66	954,821	91.20
Consumer loans	4,309	0.38	3,917	0.37
Commercial business loans	124,955	10.96	88,274	8.43
Total loans receivable	1,140,282	100.00%	1,047,012	100.00%

Allowance for loan losses	(13,224)		(12,210)
Deferred net loan origination fees and other discounts	990		491
Loans receivable, net	$1,128,048		$1,035,293

The following is a summary of the activity in the allowance for loan losses for the nine months ended March 31, 2008 and 2007:

(Dollars in thousands)	2008	2007
Balance at the beginning of period	$12,210	$16,737
Plus: Provisions (reductions) for loan losses	1,485	(100)
Less charge-offs for:
Mortgage loans	(125)	(76)
Consumer loans	(391)	(190)
Commercial business loans	(30)	(3,185)
Total charge-offs	(546)	(3,451)
Plus: Recoveries	75	173
Balance at the end of the period	$13,224	$13,359

8.                                    Deposits

Deposit balances consisted of the following at March 31, 2008 and June 30, 2007:

	As of March 31, 2008		As of June 30, 2007
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Savings accounts	$78,974	7.76%	$87,565	8.01%
Money market deposit accounts	419,112	41.20	403,487	36.93
Certificates less than $100,000	207,842	20.43	239,967	21.96
Certificates $100,000 and greater	62,343	6.13	94,705	8.67
Interest-bearing checking accounts	126,705	12.46	125,905	11.52
Non-interest bearing accounts	122,245	12.02	141,101	12.91
Total deposits	$1,017,221	100.0%	$1,092,730	100.0%

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

The Bank utilizes outside borrowings to supplement its funding needs.  At March 31, 2008, the Bank had $75.0 million outstanding in repurchase agreements with a weighted average interest rate of 4.01%.  The underlying securities collateralizing these repurchase agreements had a market value of $84.6 million at March 31, 2008.

10.                               Capital Stock

On July 24, 2007, the Company declared a cash dividend on its common stock of $0.115 per share, paid on August 24, 2007 to owners of record on August 10, 2007. On October 23, 2007, the Company declared a cash dividend on its common stock of $0.115 per share, paid on November 23, 2007 to owners of record on November 9, 2007.  On February 11, 2008, the Company declared a cash dividend on its common stock of $0.115 per share, paid on February 29, 2008 to owners of record on February 22, 2008. On May 21, 2008, the Company declared a cash dividend on its common stock of $0.115 per share, paid on May 29, 2008 to shareholders of record on May 22, 2008.

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

On May 12, 2003, the Company entered into a sales and servicing master agreement with the FHLB.  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605 thousand. The Company has sold $16.6 million in loans under this agreement and had a maximum credit risk exposure of $461 thousand at March 31, 2008. The fair value of these guarantees was determined to be insignificant at March 31, 2008.

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

At March 31, 2008, the Company had three interest rate swap arrangements tied to specific loans originated by the Bank. The swaps effectively convert the rates from a fixed rate to a floating rate based on Libor throughout the life of the underlying loans.  At March 31, 2008, the total outstanding notional amount on these swaps was $4.0 million.  The weighted average floating and fixed rates on these transactions were 3.0% and 4.6%, respectively, at March 31, 2008. Based on the decrease in the market value of the interest rate swaps from June 30, 2007 to March 31, 2008, the Company recognized a loss of $171 thousand and $433 thousand in other income in the consolidated statement of operations for the three and nine months ended March 31, 2008, respectively, with respect to these three swap arrangements.

In August 2003, Chester Valley purchased a $30.0 million notional amount 3.50% six-month LIBOR interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% six-month LIBOR interest rate cap (“Interest Rate Corridor”) which expires in August 2008.  Chester Valley paid a net premium, which entitled it to receive the difference between six-month LIBOR from 3.50% up to 6.00% applied to the $30.0 million notional amount. Upon consummation of the Merger, the Company assumed the Interest Rate Corridor and designated it to hedge certain borrowings of Willow Financial Bank, which were variable in nature and indexed to six-month LIBOR. The Interest Rate Corridor was being used to hedge the cash flows of this borrowing. Prior to December 31, 2006, the Interest Rate Corridor could potentially reduce the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor has two components: the intrinsic value and the time value of the option. The Interest Rate Corridor was marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income, and the change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined.

On October 23, 2006, the Company unwound the Interest Rate Corridor and recognized a gain of $804 thousand in the statement of operations for the nine months ended March 31, 2007 upon repayment of the $30 million FHLB advance.

13.                               Segment Information

Under the definition of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, the Company has three operating segments at March 31, 2008; Willow Financial Bank (“WFB”), BeneServ, and WIS. The Willow Financial Bank segment primarily provides loan and deposit services to commercial and retail customers through its network of 29 branch locations as of March 31, 2008. BeneServ, which was acquired on March 30, 2007, is an insurance agency serving the corporate employee benefit market segment. The WIS segment operates a full service investment advisory and securities brokerage firm.

Segment information for the three and nine months ended March 31, 2008 and 2007 is as follows:

	For the three months ended March 31,
	2008				2007
	WFB	BeneServ	WIS	Total	WFB	BeneServ	WIS	Total
	(Dollars in Thousands)

Interest income	$21,579	$—	$—	$21,579	$21,122	$—	$—	$21,122
Interest expense	10,802	—	—	10,802	10,381	—	—	10,381
Net interest income	10,777	—	—	10,777	10,741	—	—	10,741
Non-interest income	2,998	631	872	4,501	2,176	—	722	2,898
Depreciation expense	754	3	21	778	689	—	—	689
Income tax (benefit) expense	(171)	65	14	(92)	626	—	78	704
Total net (loss) income	(1,830)	125	28	(1,677)	1,350	—	152	1,502
Total assets	1,574,146	6,511	3,812	1,584,469	1,524,528	—	1,475	1,526,003

	For the nine months ended March 31,
	2008				2007
	WFB	BeneServ	WIS	Total	WFB	BeneServ	WIS	Total
	(Dollars in Thousands)
Interest income	$65,111	$—	$—	$65,111	$64,396	$—	$—	$64,396
Interest expense	34,063	—	—	34,063	30,328	—	—	30,328
Net interest income	31,048	—	—	31,048	34,068	—	—	34,068
Non-interest income	8,156	1,777	2,033	11,966	6,658	—	1,882	8,540
Depreciation expense	2,241	9	24	2,274	1,896	—	—	1,896
Income tax (benefit) expense	(1,139)	234	27	(878)	2,773	—	156	2,929
Total net (loss) income	(40,646)	455	53	(40,138)	6,199	—	304	6,503
Total assets	1,574,146	6,511	3,812	1,584,469	1,524,528	—	1,475	1,526,003

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

At March 31, 2008, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Tangible capital (to tangible assets)	$119,247	7.8%	22,883	1.5%	$30,511	2.0%
Core capital (to adjusted tangible assets)	119,247	7.8%	61,021	4.0%	76,276	5.0%
Tier I capital (to risk-weighted assets)	119,247	11.2%	N/A	N/A	63,512	6.0%
Risk-based capital (to risk-weighted assets)	132,009	12.5%	84,682	8.0%	105,853	10.0%

As of June 30, 2007
Tangible capital (to tangible assets)	$117,703	8.2%	$21,580	1.5%	$28,773	2.0%
Core capital (to adjusted tangible assets)	117,703	8.2%	57,547	4.0%	71,933	5.0%
Tier I capital (to risk-weighted assets)	117,703	12.2%	N/A	N/A	57,682	6.0%
Risk-based capital (to risk-weighted assets)	127,983	13.3%	76,909	8.0%	96,136	10.0%

In its letter approving the merger of Willow Financial Bank and First Financial Bank, the Office of Thrift Supervision (“OTS”), as one of the conditions for approval, indicated that, for the periods ending December 31, 2005, 2006, and 2007, Willow Financial Bank needed to have tier one core capital ratios at least equal to 6.50%, 6.75%, and 7.25%, respectively, and total risk-based capital equal to 11.97%, 12.02% and 12.40%, respectively. Willow Financial Bank was required to also submit to the Office of Thrift Supervision, quarterly status reports detailing its compliance with the conditions on regulatory capital outlined in its approval letter. The Office of Thrift Supervision’s conditions for approval of the Bank Merger also indicated that, for the periods ending December 31, 2005, 2006, and 2007, Willow Financial Bancorp needed to have consolidated tangible capital ratios at least equal to 5.14%, 5.59% and 6.12%, respectively. Both the Company and the Bank met these requirements and there are no further requirements other than for normal reporting purposes.

15.                               Income Taxes

For the three-month period ended March 31, 2008, the income tax benefit was $92 thousand compared to an income tax provision of $704 thousand for the comparable prior year period.  The effective tax rate for the three-month period ended March 31, 2008 was 5.2% compared to 31.9% for the three-month period ended March 31, 2007. For the nine-month period ended March 31, 2008, the income tax benefit was $878 thousand compared to a provision of $2.9 million for the comparable prior year period.  The effective tax rate for the nine-month period ended March 31, 2008 was 2.1% compared to 31.1% for the nine-month period ended March 31, 2007. The balance of tax-exempt securities and related income increased during that period and credits received on low-income housing partnerships represented a larger portion of pre-tax book earnings. The goodwill impairment charge is not deductible for tax purposes. The federal statutory tax rate used in calculating the Company’s net deferred tax assets decreased from 35% to 34%, during the three months ended September 30, 2007, which increased income tax expense by approximately $108 thousand during the nine-months ended March 31, 2008.

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

During this period, conditions in the housing market continued to deteriorate resulting in a tightening of available credit in the marketplace. Additionally, several companies that specialized in sub-prime lending declared bankruptcy. These market conditions and related concerns surrounding credit caused valuations for thrifts and other financial institutions to decrease significantly during the quarter ended December 31, 2007. The market price of the Company’s stock declined from $12.43 on October 1, 2007 to $8.39 at December 31, 2007.

As a result of the above conditions, the Company completed an interim impairment test of goodwill. The review encompasses a two-step process. The first step requires the Company to identify the reporting units and compare the fair value of each reporting unit, which we compute using an earnings multiple approach and various transaction market approaches.  Valuations were performed for each of the Company’s three reporting units. The Company’s completion of Step 1 indicated that impairment may exist in the Banking unit and therefore the Company completed the second step. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its’ assets and liabilities. As a result of this impairment test, the Company recorded an impairment charge of $40.0 million related to its’ Banking unit for the quarter ended December 31, 2007. The impairment charge had no impact on the Company’s or the Bank’s tangible capital nor did it impact the Company’s tangible book value per share. Additionally, this impairment charge did not result from a deterioration in the Company’s core deposit intangible.

18.                               Subsequent Event — Pending Acquisition

On May 21, 2008, the Company and Harleysville National Corporation (“HNC”) announced that they had entered into an Agreement and Plan of Merger (“HNC Merger Agreement”), dated May 20, 2008, which sets forth the terms and conditions pursuant to which the Company will be merged with and into HNC (the “HNC Merger”). The HNC Merger Agreement provides, among other things, that as a result of the HNC Merger each outstanding share of common stock of the Company, par value $0.01 per share, will be converted into a right to receive 0.7300 share of common stock of HNC, par value $1.00 per share (“HNC Common Stock”), plus cash in lieu of any fractional share interest.

Consummation of the HNC Merger is subject to a number of customary conditions, including but not limited to (i) the approval of the HNC Merger Agreement by both the shareholders of the Company and HNC and (ii) the requisite regulatory approvals of the HNC Merger and the proposed merger of the Company’s banking subsidiary, Willow Financial Bank, with and into HNC’s banking subsidiary Harleysville National Bank, following consummation of the HNC Merger. The HNC Merger is intended to qualify as reorganization for federal income tax purposes, such that the shares of the Company exchanged for shares of HNC Common Stock will be issued to the Company’s shareholders on a tax-free basis.

The HNC Merger Agreement contains certain termination rights for each of the Company and HNC and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay to HNC a termination fee of $7.0 million.

The Boards of Directors of the Company and HNC approved the HNC Merger Agreement on May 20, 2008. The transaction is expected to close in the fourth calendar quarter of 2008.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or which indicate the intentions, plans, beliefs, expectations or opinions of the Company’s management. Forward looking statements may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should,” “could,” “may,” “likely,” “probably,” or “possibly”.  These statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of Willow Financial Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward looking information and statements. Factors that may affect the Company’s future operations are discussed in documents filed by Willow Financial Bancorp, Inc. with the Securities and Exchange Commission (“SEC”) from time to time, including the Company’s annual report on Form 10-K/A, as amended, for the fiscal year ended June 30, 2007. Additional factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions and the interest rate yield curve, legislative and regulatory changes, demand for loan products, changes in deposit flows, competition, changes in the quality or composition of the Company’s loan and investment portfolios, among other things.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  We do not intend to update these forward-looking statements. Copies of the above referenced documents may be obtained from Willow Financial Bancorp, Inc. upon request without charge (except for Exhibits thereto) or can be accessed at the website maintained by the SEC at http://www.sec.gov.

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

The Company’s executive offices are located at 170 South Warner Road, Suite 300, Wayne, Pennsylvania, and its telephone number is (610) 995-1700.

Results of Operations

General.   For the three-month period ended March 31, 2008, the Company recorded a net loss of $1.7 million or $0.11 diluted loss per share as compared to net income of $1.5 million or $0.10 diluted earnings per share for the comparable quarter in the prior year. This decrease was primarily due to a $1.9 million increase in professional fees as a result of the Company’s previously disclosed out-of-balance condition as well as an additional provision for loan losses of $824 thousand . For the nine-month period ended March 31, 2008, the net loss was $40.1 million or $2.65 diluted loss per share as compared to $6.5 million or $0.42 diluted earnings per share for the comparable period in the prior year. The most significant cause for these declines was a goodwill impairment charge of $40.0 million recorded in the three-month period ended December 31, 2007. The Company’s net interest margin on a tax-equivalent basis decreased 21 basis points to 3.02% for the three months ended March 31, 2008 from 3.23% for the three months ended March 31, 2007. The net interest margin on a tax-equivalent basis decreased 38 basis points to 2.96% for the nine months ended March 31, 2008 from 3.34% for the nine months ended March 31, 2007.

Goodwill Impairment. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangibles,” and performs an annual impairment test of goodwill. However, when circumstances indicate that an event has occurred during an interim period, the Company will perform an impairment test at that time. The Company determined that such an event occurred during the quarter ended December 31, 2007. During this period, conditions in the housing market continued to deteriorate resulting in a tightening of available credit in the marketplace. Additionally, several companies that specialized in sub-prime lending declared bankruptcy. These market conditions and related concerns surrounding credit caused valuations for thrifts and other financial institutions to decrease significantly during this quarter. As a result of the above conditions, the Company completed an interim impairment test of goodwill. The review encompasses a two-step process. The first step requires the Company to identify the reporting units and compare the fair value of each reporting unit, which we compute using an earnings multiple approach and various transaction market approaches.  Valuations were performed for each of the Company’s three reporting units.  The Company’s completion of Step 1 indicated that impairment may exist in the banking unit and, therefore, the Company completed the second step. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its’ assets and liabilities. As a result of this impairment test, the Company recorded an impairment charge of $40.0 million related to its’ Banking unit for the quarter ended December 31, 2007. This impairment charge had no impact on the Company’s or the Bank’s tangible capital nor did it impact the Company’s tangible book value per share. Additionally, this impairment charge did not result from a deterioration in the Company’s core deposit intangible.

Net Interest Income.  Net interest income is determined primarily from the average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-costing liabilities) as well as the relative amounts of average interest-earning assets compared to interest-bearing liabilities. For the three months ended March 31, 2008 and 2007, our interest rate spread was 2.60% and 2.66%, respectively.  For the nine months ended March 31, 2008 and 2007, our interest rate spread was 2.48% and 2.85%, respectively.

Net interest income for the three-month periods ended March 31, 2008 and 2007 was $10.8 million and $10.7 million, respectively, an increase of approximately $36 thousand.  This increase was due primarily to an increase in average interest earning assets of $103.9 million. This was partially offset by a decline in the yield on interest earning assets of 33 basis points from 6.30% to 5.97%. Additionally, the mix of interest earning assets changed as average loans increased $119.7 million while average investment securities declined by $15.9 million at March 31, 2008 compared to March 31, 2007. For the quarter ended March 31, 2008 compared to the similar period ended March 31, 2007, interest-bearing liabilities increased $128.2 million while the cost of these liabilities declined by 27 basis points from 3.64% to 3.37%. Net interest income for the nine-month periods ended March 31, 2008 and 2007 was $31.0 million and $34.1 million, respectively, a decrease of $3.0 million. Net interest income decreased during this period primarily as a result of a 24 basis point increase in the average cost of interest-bearing liabilities to 3.65% for the nine-month period ended March 31, 2008 as compared to 3.41% for the nine-month period ended March 31, 2007. Additionally, during this period, the yield on interest earning assets declined by 13 basis points to 6.13% at March 31, 2008 as compared to 6.26% at March 31, 2007. During the nine months ended March 31, 2008, pressures existed in the market place that maintained deposit rates at a high level. Additionally, the Company increased its commercial loan portfolio, which tends to pay interest on a floating basis.  With the declining interest rate market, the Company’s commercial loan yields declined from the prior year.

The following tables present the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three and nine-month periods ended March 31, 2008 and 2007.  Loans receivable include non-accrual loans.  To adjust nontaxable securities to a taxable equivalent, a 34.0% effective rate has been used for the three and nine-month periods ended March 31, 2008 and 2007.  The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	Three months Ended March 31,
	2008			2007
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Single family residential	$278,379	$3,931	5.65%	$291,444	$4,091	5.61%
Construction and land	84,205	1,271	5.97	75,624	1,620	8.57
Commercial real estate	307,863	5,056	6.57	283,721	5,001	7.05
Commercial business	163,037	2,625	6.44	125,060	2,331	7.46
Consumer	332,032	4,937	5.88	269,948	4,150	6.15
Total loans	$1,165,516	$17,820	6.08	$1,045,797	$17,193	6.58
Securities and other investments	290,592	4,043	5.50	306,444	4,109	5.36
Total interest-earning assets	1,456,108	$21,863	5.97%	1,352,241	$21,302	6.30%
Non-interest earning assets	125,058			162,503
Total Assets	$1,581,166			$1,514,744

Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$887,721	$6,751	3.05	$882,953	$7,215	3.31
FHLB borrowings	297,179	2,945	3.97	218,312	2,317	4.30
Repurchase agreements	75,000	721	3.86	21,333	269	5.11
Trust preferred securities	25,774	385	5.99	34,875	580	6.74
Total interest-bearing liabilities	1,285,674	10,802	3.37%	1,157,473	10,381	3.64%
Non-interest bearing deposits	124,830			138,895
Non-interest-bearing liabilities	9,784			13,941
Stockholders’ equity	160,878			204,435
Total liabilities and stockholders’ equity	$1,581,166			$1,514,744
Net interest income/interest rate spread		$11,061	2.60%		$10,921	2.66%
Net interest-earning assets/net interest margin	$170,434		3.02%	$194,768		3.23%
Ratio of average interest-earning assets to interest-bearing liabilities			113%			117%

	Nine months Ended March 31,
	2008			2007
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Single family residential	$278,693	$11,314	5.41%	$294,064	$12,752	5.78%
Construction and land	79,193	4,288	7.09	75,034	4,913	8.60
Commercial real estate	292,328	15,011	6.85	285,779	14,821	6.92
Commercial business	152,785	8,035	7.01	127,681	7,149	7.47
Consumer	317,161	14,735	6.08	268,805	12,586	6.15
Total loans	$1,120,160	$53,383	6.30	$1,051,363	$52,221	6.58
Securities and other investments	299,698	12,600	5.50	319,461	12,730	5.24
Total interest-earning assets	1,419,858	$65,983	6.13%	1,370,824	$64,951	6.26%
Non-interest earning assets	149,488			160,481
Total Assets	$1,569,346			$1,531,305

Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$909,032	$23,220	3.39	$891,733	$20,823	3.11
FHLB borrowings	245,745	7,858	4.24	236,690	7,042	3.96
Repurchase agreements	58,655	1,748	3.96	20,438	777	5.06
Trust preferred securities	25,774	1,237	6.37	35,743	1,686	6.28
Total interest-bearing liabilities	1,239,206	34,063	3.65%	1,184,604	30,328	3.41%
Non-interest bearing deposits	130,027			129,872
Non-interest-bearing liabilities	13,335			13,598
Stockholders’ equity	186,778			203,231
Total liabilities and stockholders’ equity	$1,569,346			$1,531,305
Net interest income/interest rate spread		$31,920	2.48%		$34,623	2.85%
Net interest-earning assets/net interest margin	$180,652		2.96%	$186,220		3.34%
Ratio of average interest-earning assets to interest-bearing liabilities			115%			116%

Although management believes that the above-mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

	Three months Ended March 31,
	2008			2007
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$17,738	$82	$17,820	$17,068	$125	$17,193
Investments	3,841	202	4,043	4,054	55	4,109
Total	$21,579	$284	$21,863	$21,122	$180	$21,302

The net interest margin on a GAAP basis was 2.97% and 3.31%, respectively, for the three months ended March 31, 2008 and 2007.

	Nine months Ended March31,
	2008			2007
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$53,104	$279	$53,383	$51,861	$360	$52,221
Investments	12,007	593	12,600	12,535	195	12,730
Total	$65,111	$872	$65,983	$64,396	$555	$64,951

The net interest margin on a GAAP basis was 2.92 % and 3.40%, respectively, for the nine months ended March 31, 2008 and 2007.

Interest Income.  Interest income on loans increased $670 thousand, or 3.9%, for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007. This increase resulted primarily from a $119.7 million, or 11.4%, increase in average balance of loans over the period, which was partially offset by a 50 basis point, or 7.6% decrease in the average yield on the loan portfolio. Interest income on loans increased $1.2 million, or 2.4%, for the nine-month period ended March 31, 2008 compared to the similar prior year period. This resulted primarily from an increase in average loan balances of $68.8 million, or 6.5% in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007. This increase was offset by a decrease in the average yields earned on loans for the nine-month period ended March 31, 2008 of 28 basis points to 6.30%. The decrease in average yields on loans for the three-month and nine-month periods ended March 31, 2008 resulted primarily from the decrease in short-term interest rates that occurred between June 30, 2007 and March 31, 2008. Specifically, the Federal Reserve target rate decreased from 5.25% at June 30, 2007 to 4.00% at March 31, 2008. The Bank has a significant portfolio of variable rate loans, including commercial, residential mortgage, and consumer home equity loans whose rates reset with changes in Federal Reserve target rates. In addition, the yield on construction and land loans declined due to an internally originated $6.7 million collateralized commercial construction and land development loan with a long-term client of the Bank entering non-accrual status during the three months ended December 31, 2007. Also, the increase in loan balances was due primarily to new loans originated after market loan rates had decreased and during a period of intense competition for high-quality commercial, residential mortgage, and consumer loans. The Company does not invest in sub-prime loans or related assets and, accordingly, did not incur any significant impact to its loan yields from disruptions in the credit markets for sub-prime assets during the nine-month period ended March 31, 2008. Interest income on securities decreased $213 thousand and $528 thousand, or 5.3% and 4.2%, respectively, for the three-month and nine-month periods ended March 31, 2008 compared to the three-month and nine-month periods ended March 31, 2007. The declines are due to the decrease of $15.9 million, or 5.2%, and $19.8 million, or 6.2%, respectively, in the average balance of investment securities for the three and nine-month periods ended March 31, 2008 as compared to the comparable prior year periods.  These decreases were partially offset by increases in the average tax-equivalent yields earned on securities of 14 basis points and 26 basis points for the three-month and nine-month periods ended March 31, 2008 as compared to the same periods ended March 31, 2007. The Company’s investment security yields were enhanced during the three-month and nine-month periods ended March 31, 2008 as the Company was able to reinvest significant cash inflows from lower-yielding investments into higher-yielding investments.

Interest Expense.   Interest expense on deposit accounts decreased $464 thousand, or 6.4%, for the three-month period ended March 31, 2008 as compared to the three-month period ended March 31, 2007. This decrease resulted primarily from a decrease in the average cost of deposits of 26 basis points, or 7.9% and an increase in the average balance of interest-bearing deposits of $4.8 million, or 0.5%. Interest expense on deposit accounts increased $2.4 million, or 11.5%, for the nine-month period ended March 31, 2008 compared to the comparable prior year period.  This increase resulted from a 28 basis point increase in the cost of deposits coupled with an increase of $17.3 million in interest-bearing deposits.  During the six-month period ended December 31, 2007, the Company experienced a lag in rate decreases on its variable rate deposits. This lag in deposit rate decreases was due to the competitive market, which kept deposit rates higher during the immediate periods following Federal Reserve rate reductions. This lag appears to have subsided in the quarter ended March 31, 2008 as the deposit rates have gradually declined.  With the objective of maintaining competitive core deposit pricing, the Company’s variable deposit rate decreases occurred at a slower pace than the decreases experienced in the loan portfolio as floating rate loans contractually require adjustments in rates consistent with the Federal Funds rate adjustments. During the quarter ended March 31, 2008, the Company has successfully lowered its core deposit interest rates while maintaining relatively stable balances. Throughout the year, the Company’s executed a strategy in which it did not compete heavily for single-service certificates of deposit, thereby avoiding unprofitable rates on new certificates of deposit during the nine-month period ended March 31, 2008. During the three-month period ended March 31, 2008, interest expense on borrowings increased by $885 thousand, or 28.0%, as compared to the prior comparable period.  This increase was due primarily to a $123.4 million, or 45.0%, increase in average borrowings during that period. During the nine-month period ended March 31, 2008, interest expense on borrowings increased by $1.3 million, or 14.1%, as compared to the nine-months ended March 31, 2007.  This increase was due primarily to an increase of $37.3 million, or 12.7%, in the average outstanding balance of borrowings.

Provision for Loan Losses.   The Company’s provision for loan losses increased $824 thousand for the three months ended March 31, 2008 compared to the corresponding prior three-month period as no provision was deemed necessary during that period. For the nine months ended March 31, 2008 compared to the comparable period ended March 31, 2007, the provision for loan losses increased by $1.6 million.  The increase in the provision expense is a result of the reduction of residential mortgage loans as a percentage of total loans as the Company now sells primarily all of its residential mortgage production and the corresponding increase in commercial loans, which carry a higher level of risk, as a percentage of total loans. In addition, total non-performing loans increased from $3.9 million at June 30, 2007 to $10.1 million at March 31, 2008 due primarily to an internally originated $6.7 million collateralized commercial construction and land development loan with a long term client of the Bank. Management believes, to the best of its knowledge, that the allowance for loan losses was adequate at March 31, 2008 and represents at such date all known and inherent losses in the portfolio that are both probable and reasonably estimable, however, no assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio.

Non-Interest Income.  Non-interest income increased $1.6 million and $3.4 million, or 55.3% and 40.1%, respectively, for the three-month and nine-month periods ended March 31, 2008 as compared to the comparable periods ended March 31, 2007. The increase during the three-month period was due primarily to an increase of $1.0 million in gains on the sale of loans, and $631 thousand in income recorded from the insurance operations of BeneServ. These were partially offset by a reduction in gains on securities available for sale of $161 thousand due primarily to an other than temporary impairment write-down of three equity securities aggregating $256 thousand in the three months ended March 31, 2008.  The increase for the nine-month period was due primarily to an increase of $2.1 million in gains on the sale of loans, $652 thousand in increased investment services income resulting from growth in trust and retail investment sales and the Carnegie acquisition as well as $1.8 million in income recorded from the insurance operations of BeneServ. These increases were offset when compared to the nine months ended March 31, 2007 by an $804 thousand one-time gain realized upon the unwinding of an interest rate corridor as well as a reduction in gains on securities available for sale of $250 thousand due primarily to the previously discussed other than temporary impairment charge.

Non-Interest Expense.  Non-interest expense increased $4.8 million and $49.3 million, or 41.9% and 148.1%, respectively, for the three-month and nine-month periods ended March 31, 2008 as compared to the comparable periods ended March 31, 2007. The most significant cause for this increase was the previously discussed goodwill impairment charge of $40.0 million recorded in the three-month period ended December 31, 2007. In addition, compensation and benefits increased $1.9 million and $4.4 million, respectively, for the three-month and nine-month periods ended March 31, 2008 as compared to the comparable prior year periods due primarily to the acquisition of BeneServ and Carnegie, which occurred on March 30, 2007 and December 21, 2007, respectively as well as increased commissions paid to loan officers due to the expansion of the mortgage operations. Occupancy and equipment increased $313 thousand and $931 thousand, respectively, during these same periods due primarily to rental and other occupancy costs associated with the opening of the Oxford branch and the aforementioned BeneServ and Carnegie acquisitions. Data processing costs increased $144 thousand and $388 thousand, respectively, for the three-month and nine-month periods ended March 31, 2008 as compared to the similar prior year periods due principally to rate increases of third party providers as well as increased account volumes. Professional fees increased $1.9 million and $2.5 million during these same periods due primarily to consulting and legal costs incurred in investigating the Company’s previously disclosed out of balance condition as well as increased costs for the Company’s independent registered public accounting firm along with costs associated with due diligence related to the announced acquisition of the Company by Harleysville National Corporation.

Income Tax Benefit/Expense.  For the three-month period ended March 31, 2008 the income tax benefit was $92 thousand compared to an income tax provision of $704 thousand for the comparable prior year period. The effective rate for the three-month period ended March 31, 2008 was 5.2% as compared to 31.9% for the comparable prior year period. For the nine-month period ended March 31, 2008, the income tax benefit was $878 thousand compared to a provision of $2.9 million for the comparable prior year period.   The effective tax rate for the nine-month period ended March 31, 2008 was 2.1% compared to 31.1% for the nine-month period ended March 31, 2007. These decreases are due primarily to an increase during the three and nine-months ended March 31, 2008 in the balance of tax-exempt securities and related income as well as credits received on low income housing partnerships representing a larger portion of pre-tax book earnings, exclusive of the goodwill impairment charge which is not deductible for tax purposes.  For the nine-month period, this was partially offset by a change in the federal statutory tax rate used in calculating the Company’s net deferred tax assets from 35% to 34%, which increased income tax expense by approximately $108 thousand during the nine-months ended March 31, 2008.

Changes in Financial Condition

General.  Total assets of the Company increased by $33.2 million, or 2.1%, from June 30, 2007 to March 31, 2008 due primarily to a $92.8 million increase in the net loan portfolio. Additionally, loans held for sale increased $16.1 million and FHLB stock increased $4.1 million. Goodwill decreased by $38.8 million due primarily to the aforementioned impairment charge of $40.0 million. Securities available for sale and held to maturity decreased a combined $42.9 million. Cash and cash equivalents decreased by approximately $5.3 million.  Total liabilities amounted to $1.4 billion at March 31, 2008, an increase of $75.2 million, or 5.6% from June 30, 2007. FHLB advances increased $102.3 million, or 53.9%, from June 30, 2007. Securities sold under agreements to repurchase increased $55.0 million, or 275.0%, from June 30, 2007. Total deposits decreased $75.5 million, or 6.9%, to $1.02 billion. Total stockholders’ equity decreased $41.9 million to $157.6 million at

March 31, 2008 primarily due to the goodwill impairment charge.

Cash and Cash Equivalents. Cash and cash equivalents amounted to $55.0 million and $60.3 million at March 31, 2008 and June 30, 2007, respectively.  Cash and cash equivalents decreased during the period due primarily to the increase in loan fundings and decrease in deposits, offset by proceeds from FHLB advances and repayments of investment securities.

Assets Available or Held for Sale. Securities classified as available for sale decreased $33.7 million from $188.3 million at June 30, 2007 to $154.7 million at March 31, 2008. Loans classified as held for sale increased by $16.1 million, or 199.1%, to $24.2 million at March 31, 2008 from $8.1 million at June 30, 2007 due to an increase in origination and sale commitment volumes during that period.

Investment Securities Held to Maturity. At March 31, 2008, securities classified as held to maturity totaled $79.1 million as compared to $88.4 million at June 30, 2007. The approximate $9.2 million decline was primarily the result of calls and principal repayments within the portfolio.

Loans.  The net loan portfolio of the Company increased $92.8 million, or 9,0% to $1.13 billion at March 31, 2008.  The increase was due to growth experienced in the commercial real estate and construction portfolios as well as the acquisition of $34.9 million in home equity loans during the three-month period ended September 30, 2007. These purchased loans continue to perform substantially in accordance with their terms.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	March 31, 2008	June 30, 2007
Non-accrual loans:
Mortgage loans:
Single-family residential	$1,176	$845
Construction	7,213	463
Commercial real estate and multi-family residential	843	697
Home Equity	368	601
Consumer loans	24	56
Commercial business loans	519	1,188
Total	10,143	3,850

Performing troubled debt restructurings	1	1
Total non-performing loans	10,144	3,851
Other real estate owned, net	232	—
Total non-performing assets	$10,376	$3,851
Non-performing loans to total loans	0.89%	0.37%
Non-performing assets to total assets	0.65%	0.25%

Total non-performing assets increased $6.5 million, or 169.4%, to $10.4 million at March 31, 2008 compared to $3.9 million at June 30, 2007. Non-performing loans to total loans and non-performing loans to total assets were 0.89% and 0.65%, respectively, at March 31, 2008 as compared to 0.37% and 0.25%, respectively at June 30, 2007. This increase during the nine-month period ended March 31, 2008 resulted primarily from an internally originated $6.7 million collateralized commercial construction and land development loan with a long-term client of the Bank.  Also, the real estate owned portfolio at March 31, 2008 included one residential property located within the Company’s market area with an aggregate carrying value of $232 thousand as compared to no real estate owned as of June 30, 2007.  The allowance to gross loans decreased to 1.16% at March 31, 2008 from 1.17% at June 30, 2007.

Intangible Assets. The amount of the Company’s intangible assets totaled $71.9 million at March 31, 2008 compared to $109.9 million at June 30, 2007.  The decrease resulted primarily from the goodwill impairment charge of $40.0 million and normal intangible asset amortization offset by intangible assets of $3.2 million recorded from the acquisition of Carnegie Wealth Management.

Other Assets.  Other assets increased by approximately $5.8 million from June 30, 2007 to March 31, 2008 due primarily to the settlement of the sale of two investment securities which had a trade date prior to March 31, 2008, but settled in early April 2008.

Deposits.  The Company’s total deposits decreased by $75.5 million, or 6.9%, to $1.02 billion at March 31, 2008.  The decrease resulted from the maturity of higher costing certificates of deposit, which did not renew with the Bank.

Borrowings. Advances from the FHLB of Pittsburgh are an additional source of funds used to supplement the funding of loan demand as well as for liquidity and other asset/liability management purposes. At March 31, 2008, the total amount of these borrowings outstanding was $292.1 million, which is a $102.3 million, or a 53.9%, increase from the $189.8 million outstanding at June 30, 2007.  The Bank determined that it was beneficial to utilize these borrowings to fund its loan growth rather than pay higher rates for certificates of deposit.

Securities Sold Under Agreements to Repurchase.  The Company’s repurchase liability increased by $55.0 million from June 30, 2007 to March 31, 2008 due to six new agreements that were entered into by the Company during that period due to the opportunity to obtain lower cost funding rates than through FHLB borrowings, and maturing certificates of deposit.

Other Liabilities.  Other liabilities decreased by approximately $5.7 million from June 30, 2007 to March 31, 2008 due primarily to the settlement of the purchase of an investment security which had a trade date prior to June 30, 2007, but settled in early July 2007.

Stockholders’ Equity.  Total stockholders’ equity of the Company amounted to $157.6 million at March 31, 2008 compared to $199.4 million at June 30, 2007, a decrease of $41.9 million.  This decrease was primarily the result of the goodwill impairment charge of $40.0 million. The impairment charge had no impact on the Company’s or the Bank’s tangible capital nor did it impact the Company’s tangible book value per share. For the nine-months ended March 31, 2008, the net loss, excluding the goodwill impairment charge was $138 thousand. In addition, accumulated other comprehensive income increased by $1.5 million during the nine-months ended March 31, 2008 as a result of $1.5 million in unrealized investment security gains, net of tax, during that period. Treasury stock decreased by $788 thousand primarily due to the release of $1.1 million in shares for the purchase of Carnegie Wealth Management offset by $299 thousand in stock repurchases. Cash dividends paid for the nine-months ended March 31, 2008 were $5.2 million.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  Certificates of deposit scheduled to mature in one year or less at March 31, 2008 totaled $198.6 million.  Based on historical experience, management believes, over the longer term, that a significant portion of maturing certificates of deposit will remain with the Company.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $581.5 million as of March 31, 2008, based on qualifying collateral, of which $292.9 million was available to draw upon at March 31, 2008.  The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

At March 31, 2008 and June 30, 2007, the Bank had regulatory capital, which was well in excess of regulatory limits set by the Office of Thrift Supervision.  For additional information and the Bank’s specific levels of regulatory capital at March 31, 2008 and June 30, 2007, see note 14 of the Notes to the Unaudited Consolidated Financial Statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a. Not applicable

b. Not applicable.

c. Purchases of Equity Securities

The following table represents the repurchasing activity of the share repurchase program during the three month period ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2008 – January 31, 2008	—	$ n/a	—	579,063
Month #2 February 1, 2008 – February 29, 2008	—	n/a	—	579,063
Month #3 March 1, 2008 – March 31, 2008	—	n/a	—	579,063
Total	—	$—	—	579,063

Notes to this table:

(a)  On January 24, 2007, the Company issued a press release announcing that the Board of Directors authorized a share repurchase program (the “Program”). The Company has been in a blackout period since October 1, 2007 due to its delayed SEC filings. Pursuant to the HNC Merger Agreement, the Company has agreed to not repurchase any additional shares of common stock without the prior written consent of HNC.

(b)  The Company was authorized to repurchase 5% or 873,263 shares of the outstanding shares.

(c) The Program has an expiration date of January 23, 2009.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

a. Not applicable

b. Not applicable

Item 6.    Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and between Harleysville National Corporation and Willow Financial Bancorp, Inc. dated May 20, 2008 (1)
3.1	Articles of Incorporation, as amended, of Willow Financial Bancorp, Inc. (2)
3.2	Amended and Restated Bylaws of Willow Grove Bancorp, Inc. (as amended through August 31, 2005)(3)

4.0	Form of Stock Certificate of Willow Grove Bancorp, Inc. (4)
4.1	Indenture, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as trustee (5)
4.2

Amended and Restated Declaration of Trust of Willow Grove Statutory Trust I, dated as March 31, 2006, among Willow Grove Bancorp, Inc., as sponsor, U.S. Bank National Association, as institutional trustee, and the administrators named therein (5)

4.3	Guarantee Agreement, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as guarantee trustee (5)
10.1	Retirement and Severance Agreement by and among Willow Grove Bancorp, Inc., Willow Grove Bank and Frederick A. Marcell Jr. (6)
10.2	Employment Agreement, dated November 25, 2002, between First Financial Bank and Michael J. Sexton (7)
10.3	Supplemental Retirement Agreement for Frederick A. Marcell Jr. and First Amendment thereto (8)(9)
10.4	Willow Grove Bancorp, Inc. 1999 Recognition and Retention Plan and Trust Agreement (10)
10.5	Willow Grove Bancorp, Inc. 2002 Recognition and Retention Plan and Trust Agreement (11)
10.6	Willow Grove Bancorp, Inc. Deferred Compensation Plan (12)
10.7	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (13)
10.8	First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendment thereto (14)
10.9	First Financial Bank Board of Directors Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendment thereto (14)
10.10	Willow Grove Bancorp, Inc. 2005 Recognition and Retention Plan and Trust Agreement (15)
10.11	Memorandum Agreement between the Company, the Bank and William M. Wright, dated December 27, 2006 (16)
10.12	Amended and Restated Employment Agreement between Willow Financial Bancorp, Inc., Willow Financial Bank and Donna M. Coughey (9)
10.13	Amended and Restated Employment Agreement between Willow Financial Bancorp, Inc., Willow Financial Bank and Joseph T. Crowley (9)
10.14	Amended and Restated Employment Agreement between Willow Financial Bank and Ammon J. Baus (9)
10.15	Amended and Restated Employment Agreement between Willow Financial Bank and Matthew D. Kelly (9)
10.16	Amended and Restated Employment Agreement between Willow Financial Bank and G. Richard Bertolet (9)
10.17	Amended and Restated Change in Control Severance Agreement between Willow Financial Bank and Neelesh Kalani (9)
10.18	Willow Financial Bank Amended and Restated 2005 Executive Deferred Compensation Plan (9)
10.19	Willow Financial Bank Amended and Restated Directors 2005 Deferred Compensation Plan (9)
10.20	Willow Financial Bank Amended and Restated Non-Employee Directors’ Retirement Plan (9)
10.21	First Amendment to Supplemental Retirement Agreement for Frederick A. Marcell, Jr. (9)
10.22	Willow Financial Bancorp, Inc. Amended and Restated 2007 Supplemental Executive Retirement Plan (9)
10.23	Willow Financial Bancorp, Inc. Amended and Restated 1999 Stock Option Plan (9)
10.24	Willow Financial Bancorp, Inc. Amended and Restated 2002 Stock Option Plan (9)
10.25	Amendment Number One to Chester Valley Bancorp, Inc. 1993 Stock Option Plan (9)
10.26	Amendment Number One to Chester Valley Bancorp, Inc. 1997 Stock Option Plan (9)
10.27	Amended and Restated Employment Agreement between Willow Financial Bank and Colin N. Maropis (9)
10.28	Amended and Restated Employment Agreement between Willow Financial Bank and Thomas Saunders (9)
10.29	Form of Amended and Restated Employment Agreement between Willow Financial Bank, BeneServ, Inc. and certain executives (9)
10.30	Form of Amended and Restated Change in Control Severance Agreement between Willow Financial Bank and certain officers (9)
10.31

Termination of Employment Agreement and Release Agreement by and among Willow Financial Bancorp, Inc., Willow Financial Bank, Harleysville National Corporation, Harleysville National Bank and Trust and Donna M. Coughey dated May 20, 2008 (1)

10.32	Employment Agreement by and between Harleysville Management Services LLC and Donna M. Coughey dated May 20, 2008 (1)
10.33	Form of Letter Agreement dated May 20, 2008 entered into by each director of Willow Financial Bancorp, Inc. and Harleysville National Corporation (1)
10.34	Form of Non-Competition and Non-Solicitation Agreement dated May 20, 2008 entered into by each director of Willow Financial Bancorp, Inc. and Harleysville National Corporation (1)
10.35	Amendment No. 1 to the Amended and Restated Employment Agreement, between Willow Financial Bancorp, Inc., Willow Financial Bank and Joseph T. Crowley (17)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.0	Section 1350 Certifications

(1)	Incorporated by reference from the Company’s Form 8-K, dated May 20, 2008 and filed with the SEC on May 21, 2008 (SEC File No. 000-49706)

(2)	Incorporated by reference from the Company’s Form 8-K, dated September 21, 2006 and filed with the SEC on September 22, 2006 (SEC File No. 000-49706)

(3)	Incorporated by reference from the Company’s Form 8-K, dated August 31, 2005 and filed with the SEC on September 1, 2005 (SEC File No. 000-49706)

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on December 14, 2001,

as amended, and declared effective on February 11, 2002 (Registration No. 333-75106)

(5)	Exhibit not included pursuant to Item 601(b) (4) (iii) of Regulation S-K. The Company will provide a copy of such exhibit to the SEC upon request.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, dated as of January 20, 2005 and filed with the SEC on January 26, 2005 (SEC File No. 0-49706).

(7)

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

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of October 23, 2007 and filed with the SEC on October 29, 2007 (SEC File No. 000-49706).

(10)	Incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed by the Mid-Tier on June 23, 1999 (SEC File No. 000-25191).

(11)	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(12)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 12, 2004 (SEC File No. 000-49706).

(13)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 13, 2005 (SEC File No. 000-49706).

(14)	Incorporated by reference from the Company’s Form 8-K, dated as of October 25, 2005 and filed with the SEC on October 31, 2005 (SEC File No. 000-49706).

(15)	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A as filed on October 5, 2005 (SEC File No. 000-49706).

(16)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 9, 2007 (SEC File No. 000-49706).

(17)	Incorporated by reference from the Company’s Form 8-K, dated May 6, 2008 and filed with the SEC on May 6, 2008 (SEC File No. 000-49706).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOW FINANCIAL BANCORP, INC.

Date: June 13, 2008	By:	/s/ DONNA M. COUGHEY
Donna M. Coughey
President and Chief Executive Officer

Date: June 13, 2008	By:	/s/ NEELESH KALANI
Neelesh Kalani
Chief Accounting Officer