Form 10-K
period 2008-06-30
WILLOW FINANCIAL BANCORP, INC.
filed 2008-09-16
CIK 1163428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended JUNE 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $8.39 on December 31, 2007, the last business day of the Registrant’s second quarter was $117,410,759 (17,490,474 shares outstanding less 3,496,343 shares held by affiliates at $8.39 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status.

As of the close of business on September 5, 2008 there were 15,672,988 shares of the Registrant’s Common Stock outstanding.

Willow Financial Bancorp, Inc.

FORM 10-K

For the Fiscal Year Ended June 30, 2008

i

Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Willow Financial Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Willow Financial Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Willow Financial Bancorp is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism;(7) legislation or changes in regulatory requirements adversely affecting the business in which Willow Financial Bancorp will be engaged; and (8) completion of the pending merger of WillowFinancial Bancorp with and into Harleysville National Corporation. Willow Financial Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

PART I

Item 1.           Business

General.   Effective on September 21, 2006, Willow Grove Bancorp, Inc. and Willow Grove Bank changed their names to Willow Financial Bancorp, Inc. and Willow Financial Bank, respectively. As contained herein, references to the Company include both Willow Financial Bancorp, Inc. and Willow Grove Bancorp, Inc. and references to the Bank include both Willow Financial Bank and Willow Grove Bank. Coincident with the name change, the Company’s trading symbol on the NASDAQ Global Select Market was changed from “WGBC” to “WFBC.”

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

After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. (“Chester Valley”), which was a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $654 million in assets at the time of acquisition. Chester Valley had two wholly owned subsidiaries, First Financial Bank (“FFB”), a Pennsylvania chartered commercial bank with 13 full-service banking offices, and Philadelphia Corporation for Investment Services (“PCIS”), a registered investment advisor and broker dealer. Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Chester Valley Merger”), and FFB was merged with and into the Bank with the Bank as the surviving bank (the “First Financial Bank Merger”). PCIS, doing business as Willow Investment Services (“WIS”) since March 2007, now operates as a business segment of the Company. The Chester Valley Merger resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Company common stock and $51.0 million in cash, resulting in a total merger consideration paid for Chester Valley common stock of $145.3 million. This included capitalized acquisition costs and the value of Chester Valley vested stock options, which were converted to options of the Company. The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

The Chester Valley Merger was accounted for using the purchase method of accounting, which requires that our financial statements include activity of Chester Valley only subsequent to the acquisition date of August 31, 2005. Accordingly, our consolidated financial statements and the information herein include the combined results of Chester Valley and its former subsidiaries, FFB and PCIS, since September 1, 2005.

Effective February 28, 2006, the Bank completed the sale of all outstanding shares of capital stock of PCIS to Uvest BD-A, Inc. (“Uvest”), a North Carolina Corporation and registered broker-dealer for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the parties entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for the Bank, and a Financial Services Agreement between PCIS and the Bank, which provides that the Bank will be entitled to 90% of the revenue generated by the securities brokerage activities conducted at the PCIS office and will bear substantially all operational and overhead expenses. Upon consummation of the sale of PCIS stock to Uvest, WIS is no longer a subsidiary of the Company. However, under the provisions of Financial Accounting Standards Board Interpretation (“FASB”) No. 46R, “Consolidation of Variable Interest Entities”, the results of WIS continue to be consolidated in the Company’s consolidated financial statements. The affiliation agreement with Uvest has the primary effect of relieving WIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

On March 30, 2007, the Company completed its acquisition of BeneServ, Inc. (“BeneServ”) for a purchase price of up to $5.5 million in cash. The purchase price includes a payment of $4.2 million at closing plus an additional amount up to $1.3 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds. As of June 30, 2008, approximately $400 thousand of the additional payments were earned and paid based on BeneServ achieving the established performance thresholds. BeneServ is an insurance agency serving the corporate employee benefit market segment. BeneServ and the Company share a target market in small businesses located in Chester, Montgomery, Bucks, and Philadelphia counties, Pennsylvania, thereby providing a number of cross selling opportunities for both companies. The Company recorded goodwill and other intangibles of $4.9 million as a result of the acquisition.

On December 21, 2007, the Company completed its acquisition of Carnegie Wealth Management (“Carnegie”) for a purchase price of up to $4.8 million in cash plus approximately $1.1 million in the Company’s common stock. The purchase price included a payment of $2.3 million at closing plus an amount up to an additional $2.5 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds. Carnegie is a wealth management firm with approximately $160 million under management that provides professional investment consulting services to retirement plan administrators, foundations, corporations and high net worth investors. The Company recorded goodwill and other intangibles of $3.5 million as a result of the acquisition based on the preliminary purchase price allocation.

On May 20, 2008, the Company entered into an Agreement and Plan of Merger with Harleysville National Corporation, pursuant to which the Company will merge with and into Harleysville National Corporation and the Bank will merge with and into Harleysville National Bank, the wholly owned subsidiary of Harleysville National Corporation.  Upon consummation of the merger, shareholders of the Company will receive 0.73 shares of Harleysville National Corporation common stock for each share of Company common stock that they own plus cash in lieu of any fractional shares.  The Agreement and Plan of Merger recently was approved by shareholders of both the Company and Harleysville National Corporation.  Completion of the merger with Harleysville National Corporation is subject to the receipt of bank regulatory approvals and other standard conditions.  The merger is expected to be completed in the fourth calendar quarter of 2008.  For further information regarding the proposed merger with Harleysville National Corporation, see the joint proxy statement/prospectus, dated July 31, 2008, included in the Form S-4, as amended, filed by Harleysville National Corporation (SEC File No. 333-152007).

References to the Company include its three business segments, Willow Financial Bank (“WFB”), WIS, and BeneServ, unless the context of the reference indicates otherwise. See Note 22 to the consolidated financial statements included herein. For periods after December 21, 2007, the WIS segment includes the operations of Carnegie.

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

Available Information

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public at the SEC’s web site at http: //www.sec.gov. Members of the public may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at

1-800-SEC-0330 for more information about the operation of the public reference room. In addition, our stock is listed for trading on the Nasdaq Global Select Market and trades under the symbol “WFBC”. You may find additional information regarding Willow Financial Bancorp, Inc. at www.nasdaq.com .. In addition to the foregoing, we maintain a web site at www.wfbonline.com. We make available on our Internet web site copies of the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after the Company files such material with, or furnish such documents to, the SEC.

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

Employees

The Company had 372 full-time employees and 74 part-time employees at June 30, 2008. None of these employees are covered by a collective bargaining agreement and the Company believes it enjoys good relations with its personnel.

Lending Activities

Loan Portfolio.    The following table sets forth the composition of the loan portfolio as of the dates indicated. This data does not include single family residential real estate loans classified as held for sale which amounted to $14.2 million, $8.1 million, $2.6 million, $1.8 million, and $1.1 million at June 30, 2008, 2007, 2006, 2005, and 2004, respectively.

	June 30, 2008		June 30, 2007		June 30, 2006		June 30, 2005		June 30, 2004
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	total	Amount	total	Amount	total	Amount	total
	(Dollars in thousands)
Real estate loans:
Single-family residential	$240,659	20.91%	$273,247	26.10%	$298,509	27.60%	$202,942	34.34%	$181,049	34.15%
Commercial real estate and multi-family residential	338,037	29.37	316,099	30.19	325,987	30.14	174,920	29.60	180,881	34.12
Construction	90,848	7.89	93,180	8.90	112,774	10.43	86,658	14.66	57,014	10.75
Home equity	335,420	29.16	272,295	26.01	259,119	23.96	100,805	17.06	91,848	17.32
Total real estate loans	1,004,964	87.33	954,821	91.20	996,389	92.13	565,325	95.66	510,792	96.34
Consumer loans	3,598	0.31	3,917	0.37	4,304	0.40	2,106	0.36	1,678	0.32
Commercial business loans	142,258	12.36	88,274	8.43	80,815	7.47	23,492	3.98	17,686	3.34
Total loans receivable	1,150,820	100.00%	1,047,012	100.00%	1,081,508	100.00%	590,923	100.00%	530,156	100.00%
Allowance for loan losses	(14,793)		(12,210)		(16,737)		(6,113)		(5,220)
Deferred net loan origination fees, costs and other discounts/premiums	812		491		(1,170)		(623)		(747)
Loans receivable, net	$1,136,839		$1,035,293		1,063,601		584,187		$524,189

Contractual Principal Repayments and Interest Rates.    The following table sets forth scheduled contractual amortization of the loan portfolio at June 30, 2008. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

	At June 30, 2008, the amount due within
	1 year or less	more than 1 year to 3 years	more than 3 years to 5 years	more than 5 years to 10 years	more than 10 years to 20 years	more than 20 years	Total
	(Dollars in thousands)
Real estate loans:
Single-family residential and home equity	$100,218	$87,575	$63,386	$99,197	$217,207	$8,496	$576,079
Commercial real estate and multi-family residential	107,774	64,550	80,047	57,521	26,076	2,069	338,037
Construction	76,582	3,662	3,154	4,207	3,243	—	90,848
Total real estate loans	284,574	155,787	146,587	160,925	246,526	10,565	1,004,964
Consumer	87	664	406	971	1,470	—	3,598
Commercial business	66,758	18,843	26,983	26,304	2,435	935	142,258
Total	$351,419	$175,294	$173,976	$188,200	$250,431	$11,500	$1,150,820

Of the $799.4 million of loan principal repayments due after June 30, 2009, $513.8 million have fixed rates of interest and $285.6 million have adjustable rates of interest.

Lending Activity and Products.    The Bank’s lending activities are subject to underwriting standards and origination procedures, which have been approved by its Board of Directors.

Single-Family Residential First Real Estate Loans.    We process, underwrite and originate single-family residential real estate loans on both a retail and wholesale basis. We have developed an extensive network of active residential real estate brokers and mortgage bankers to support our wholesale production system. These brokers identify, process and close loans on our behalf based upon rates and terms that we provide to them on a regular basis which correlate to our assessment of our demand for various types of loans. The brokers forward completed loan applications that are underwritten and approved by Bank personnel in accordance with standards previously approved by the Board of Directors. Retail residential lending activities are supplemented by loan originations through the Bank’s internal loan officers, whereby loan applications are obtained through our branch network and referrals from local builders, real estate brokers and financial consultants. In order to facilitate sale in the secondary market, single-family residential mortgage loans generally are underwritten in accordance with Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) guidelines. To a lesser extent, the Company originates single-family residential loans for its portfolio, primarily with adjustable interest rates. In general, these loans do not conform to their underwriting standards due to the size of the loan. Upon completion of the Merger with Chester Valley, the Company’s strategy has changed in that loan portfolio growth is concentrated in commercial business, construction, commercial real estate and multi-family and consumer lending products. The Company does not originate sub-prime real estate loans.

The Bank generally requires a current appraisal prepared by an independent appraiser or an acceptable alternative property valuation on all new single-family residential real estate loans as well as private mortgage insurance on all first real estate loans with a loan to value in excess of 80%. Generally, title insurance is required on loans secured by real estate with the exception of certain single-family residential real estate loans originated under $250 thousand. Hazard insurance is required on all real estate loans. Flood insurance is also required for all loans secured by properties located in a designated flood area.

During the year ended June 30, 2008, the Company sold an aggregate of $195.1 million in single-family residential real estate loans into the secondary market. Most of the Company’s newly originated single-family residential real estate loans, together with servicing rights, are now originated for re-sale in the secondary market.

At June 30, 2008, single-family residential real estate loans aggregated $240.7 million as compared to $273.2 million at June 30, 2007. The $32.5 million or 11.9% decrease resulted largely from portfolio repayments as well as the fact that most new loans were sold in the secondary market during the year.

Home Equity Loans.    In recent years, the Bank has increased its emphasis on the origination of home equity loans and lines of credit, due to their shorter maturities and generally higher interest rates. The maximum term of the Bank’s home equity loans is 30 years with the exception of purchase money second mortgage loans whose maximum term may be up to 30 years. A home equity loan is a fixed-rate loan where the borrower receives the total loan amount at a closing and makes monthly payments to repay the loan within a specific time period. Home equity lines of credit are revolving lines of credit with a variable rate and a maximum term of 30 years. The borrower may draw on this account up to the maximum credit amount and repay the line at any time. At June 30, 2008, home equity loans and lines of credit aggregated $335.4 million or 29.2% of the total loan portfolio. Of this amount, $111.6 million were lines of credit.

Home equity loans and lines of credit are secured by the borrower’s residence, on which the Bank generally obtains a second lien position on the underlying real estate. The Bank’s home equity programs provide financing in amounts up to 95% of the value of the property securing the loan, when combined with the first real estate loan. In addition to originating home equity loans through our branch offices, the Bank relies considerably on purchased loans from its network of correspondents.

Other Consumer Lending Activities.    The Bank offers various types of other consumer loans through its branch network primarily consisting of loans secured by automobiles and, to a much lesser extent, deposit account loans and unsecured personal loans. The Bank facilitates the funding of student loans in conjunction with American Education Services (“AES/PHEAA”). At June 30, 2008, $3.6 million, or 0.3% of our total loan portfolio consisted of other consumer loans. This compares to $3.9 million of other consumer loans, or 0.4% of the total loan portfolio, at June 30, 2007.

Commercial Business Loans.    At June 30, 2008, commercial business loans aggregated $142.3 million, or 12.4% of total loans, compared to $88.3 million at June 30, 2007, or 8.4% of total loans. The $54.0 million or 61.2% increase resulted primarily from the continued focus to increase this segment of the loan portfolio. These loans are generally originated to small and medium sized businesses in our market area. These types of loans assist in the Bank’s asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return that compensate for the additional credit risk associated with these loans.

Generally, the Bank provides these loans on a secured basis, which are collateralized by accounts receivable, inventory, equipment, or other general corporate assets of the borrower. Additionally, the principals of the borrower guarantee most commercial business loans. In general, interest rates are adjustable, indexed to a published rate of interest or fixed.

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

Commercial Real Estate and Multi-Family Residential Real Estate Loans.    At June 30, 2008, commercial real estate and multi-family residential loans amounted to $338.0 million or 29.4% of the total loan portfolio. This compares to $316.1 million or 30.2% at June 30, 2007. Included in commercial real estate loans are approximately $116.8 million of loans to businesses secured by real estate owned by the business as of June 30, 2008.

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

In addition to originating loans, the Bank periodically purchases participation interests in larger balance loans, typically multi-family and commercial real estate mortgage loans and construction loans, from other financial institutions in our market area. We may purchase these loans to supplement our own originations or sell participations to manage borrower concentration risks. All purchased participations comply with the Bank’s approved underwriting standards. During fiscal 2008, the Company purchased an aggregate of $76.9 million in participation interests.

Construction Loans.    Construction loans, for residential and commercial projects, which generally are secured by properties in southeastern Pennsylvania, southern New Jersey and Delaware are originated within our market area. The Bank generally limits construction loans to builders and developers with whom the Bank has an established relationship, or who are otherwise known to officers of the Bank. Additionally, the Bank may acquire participation interests in certain construction loans originated by other local financial institutions that have similar underwriting standards as the Bank. These participation loans undergo a full underwriting in accordance with the Bank’s established policy. Construction loans outstanding at June 30, 2008 were $90.8 million, or 7.9% of total loans, compared to $93.2 million or 8.9% of total loans at June 30, 2007. The $2.4 million or 2.6% decrease is due primarily to the diminishing demand for new construction financing, resulting from a slowdown in the housing market.

Construction loans generally have variable rates of interest, which is a tool in managing the interest rate risk exposure of the Bank. Generally, they have a maximum term to maturity of three years and loan to value ratios of 80% or less. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation, prior experience and financial position of the builder, the location of the property, and prior sales in the development and the surrounding area.

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

The following table shows the activity in our loan portfolio during the periods indicated:

	Year ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Loans held at the beginning of the period	$1,047,012	$1,081,508	$590,923
Originated and purchased for portfolio(1):
Real estate loans:
Single-family residential(2)	74,988	30,049	142,305
Commercial real estate and multi-family residential	62,673	36,738	20,646
Construction	26,420	76,017	73,573
Home equity(3)	116,038	95,845	96,995
Consumer loans	1,852	1,218	1,088
Commercial business loans	68,673	67,187	24,578
Total originations and purchases for portfolio	350,644	307,054	359,185
Loans acquired from the Chester Valley Merger	—	—	467,700
Amortization and curtailments	(246,262)	(336,370)	(336,607)
Net charge-offs	(590)	(5,180)	307
Net increase (decrease) in loans	103,808	(34,496)	490,585
Total loans held at the end of the period	$1,150,820	$1,047,012	$1,081,508

(1)          Excludes loans classified as held for sale at the time of origination.

(2)          Includes $22.8 million in purchased single-family residential real estate loans in fiscal 2006.

(3)          Includes $33.3 million in purchased home equity lines of credit.

Loans to One Borrower.    Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) and pursuant to regulations for Federal Savings Banks, the aggregate loans that the Bank can make to any one borrower generally is equal to 15% of the Bank’s unimpaired capital and surplus. For the Bank, this amount would be approximately $18.1 million at June 30, 2008. There are provisions that would allow us to lend an additional 10% of unimpaired capital and surplus if the loans are secured by readily marketable securities. At June 30, 2008, our three largest credit relationships with an individual borrower and related entities amounted to $18.0 million, $12.1 million and $10.3 million; each of which are in conformity with the current loans to one borrower regulations described above.

Asset Quality

General.    As a part of the efforts to maintain asset quality, the Bank has developed and implemented an asset classification system in conjunction with federal regulations. Loans, investments, and certain of the Bank’s other assets are subject to this classification system. Loans are periodically reviewed and the classifications reviewed at least quarterly by the Loan Committee of the Board of Directors.

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

Real estate that the Bank acquires as a result of foreclosure or deed-in-lieu of foreclosure is classified as real estate owned. Real estate owned is recorded at the lower of cost or fair value less estimated selling cost. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are reflected in operations, as incurred.

Delinquent Loans.    The following table sets forth information concerning delinquent loans at the dates indicated. The amounts presented represent the total outstanding principal balances of the related loans rather than the actual payment amounts that are past due.

	At June 30, 2008		At June 30, 2007
	30 to 59 days	60 to 89 days	30 to 59 days	60 to 89 days
	(Dollars in thousands)
Real estate loans:
Single-family residential	$3,062	$782	$1,400	$147
Commercial real estate and multi-family residential	297	162	427	268
Construction	49	14	317	406
Home equity	515	363	541	349
Consumer loans	—	—	—	6
Commercial business loans	552	—	72	5
Total delinquent loans receivable	$4,475	$1,321	$2,757	$1,181

Loans delinquent 30 to 89 days amounted to $5.8 million at June 30, 2008 compared to $3.9 million at June 30, 2007. Management regularly monitors all delinquent loan activity. Management believes that these loans are adequately collateralized or the allowance is adequate to cover any potential collateral shortfall.

Non-Performing Assets.    The following table sets forth information with respect to non-performing assets the Bank has identified, including non-accrual loans and other real estate owned. Total non-performing assets amounted to $10.9 million, or 0.69%

of total assets, at June 30, 2008 compared to $3.9 million, or 0.25% of total assets, at June 30, 2007. The $7.1 million increase in the Company’s non-performing assets during fiscal 2008 was due primarily from an internally originated $6.7 million collateralized commercial construction and land development loan with a long-term client of the Bank.

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Accruing loans 90 or more days past due
Real estate loans	$—	$—	$—	$109	$—
Commercial business loans	—	—	—	—	—
Other	—	—	—	—	3
Total accruing loans 90 or more days past due	—	—	—	109	3
Non-accrual loans
Real estate loans:
Single-family residential	997	845	1,059	146	568
Commercial real estate and multi-family residential	781	697	7,753	315	48
Construction	7,415	463	—	—	—
Home equity	729	601	479	99	39
Consumer loans	29	56	154	—	16
Commercial business loans	832	1,188	6,036	106	698
Total non-accrual loans	10,783	3,850	15,481	666	1,369
Performing troubled debt restructurings	—	1	256	1,912	1,404
Total non-performing loans	10,783	3,851	15,737	2,687	2,776
Other real estate owned, net	166	—	51	439	403
Total non-performing assets	$10,949	$3,851	$15,788	$3,126	$3,179
Non-performing loans to total loans	0.94%	0.37%	1.46%	0.46%	0.52%
Non-performing assets to total assets	0.69%	0.25%	1.01%	0.33%	0.34%

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

At June 30, 2008, the Company had $18.1 million of assets classified as substandard, consisting of $15.9 million of construction, land, and commercial real estate and business loans, $1.5 million of single-family residential real estate loans, and $735 thousand of consumer loans, and $829 thousand classified as doubtful, consisting of commercial real estate and business loans and consumer loans in the amounts of $806 thousand and $23 thousand, respectively. This compares to $8.2 million of assets classified as substandard, consisting of $6.2 million of commercial real estate and business loans, $1.3 million of single-family residential real estate loans, $660 thousand of consumer loans, and $1.4 million classified as doubtful, consisting of commercial real estate and business loans at June 30, 2007. There were no loans classified as loss at June 30, 2008 or 2007.

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

The allowance is increased by a provision for loan losses, which is charged against income. As shown in the table below, at June 30, 2008, our allowance for loan losses amounted to $14.8 million or 137.2% and 1.29% of our non-performing loans and total loans receivable less deferred fees, respectively.

	Year ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance—beginning of period	$12,210	$16,737	$6,113	$5,220	$5,312
Plus: provisions for loan losses	3,173	653	3,380	1,232	426
Less: charge-offs for
Real estate loans	(82)	(76)	(24)	(7)	(58)
Consumer loans	(517)	(277)	(237)	(22)	(11)
Commercial real estate loans	—	(1,848)	—	—	—
Commercial business loans	(87)	(3,185)	(47)	(316)	(658)
Total charge-offs	(686)	(5,386)	(308)	(345)	(727)
Plus: recoveries for
Real estate loans	—	1	36	6	74
Consumer loans	90	45	44	—	1
Commercial real estate loans	6	—	—	—	—
Commercial business loans	—	160	535	—	134
Total recoveries	96	206	615	6	209
Allowance acquired from the Merger	—	—	6,937	—	—
Balance—end of period	$14,793	$12,210	$16,737	$6,113	$5,220
Allowance for loan loss to total end of period non-performing loans	137.19%	317.06%	106.35%	227.50%	188.04%
Charge-offs to average loans	0.06%	0.51%	0.03%	0.06%	0.16%
Allowance for loan loss to end of period total loans less deferred fees	1.29%	1.17%	1.55%	1.05%	1.27%

The provision for loan losses for the year ended June 30, 2008 was $3.2 million, an increase of $2.5 million from $653 thousand in the prior year. Net charge-offs in fiscal 2008 were $590 thousand as compared to net charge-offs of $5.2 million in fiscal year 2007. The decrease is due primarily to the charge-off of two loan relationships in the prior year. The increase in the provision for loan losses in fiscal 2008 compared to fiscal 2007 was due primarily to the $6.9 million increase in non-performing loans. The decrease in the provision for loan losses in fiscal 2006 compared to fiscal 2005 was due primarily to a corresponding decrease in non-performing loans and classified loans. Management assesses the allowance for loan losses at least quarterly, and makes any necessary provision for losses needed to maintain the its allowance for losses at a level deemed adequate. Management believes that the allowance for loan losses was adequate at June 30, 2008 to cover losses that are both probable and reasonably estimable based upon the facts and circumstances known to us at that date.

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

In addition to using loss rates, secured commercial non-accrual loans are reviewed for impairment as required under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  Those loans that have specific loss allocations are identified and included in the reserve allocation. Risk-rated loans that are not reviewed for impairment are segregated into homogeneous pools with loss allocation rates that reflect the severity of risk. Loss rates are adjusted by applying other factors to the calculations. These factors include adjustment for current economic trends, delinquency and risk trends, credit concentrations, credit administration, migration analysis, and other special allocations for unusual events or changes in products.

The allocation of the allowance for loan losses is shown in the table below. Through such allocations, the Bank does not intend to imply that actual future charge-offs will necessarily follow the same pattern or that any portion of the allowance is restricted.

	June 30, 2008		June 30, 2007		June 30, 2006
	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans	Amount	Percent of loan type to total loans
	(Dollars in thousands)
Real estate loans:
Single-family residential	$513	20.91%	$438	26.10%	$473	27.60%
Commercial real estate and multi-family residential	6,066	29.37	6,121	30.19	7,412	30.14
Construction	3,350	7.89	1,768	8.90	1,979	10.43
Home equity	2,268	29.16	1,435	26.01	1,351	23.96
Total real estate loans	12,197	87.33	9,762	91.20	11,215	92.13
Consumer loans	95	0.31	776	0.37	663	0.40
Commercial business loans	2,501	12.36	1,672	8.43	4,859	7.47
Total	$14,793	100.00%	$12,210	100.00%	$16,737	100.00%

Securities Activities

General.    The Bank’s investment policy is designed, among other things, to provide management with an additional tool in implementing its asset/liability strategies. It emphasizes principal preservation, favorable returns, maintaining liquidity and flexibility, and minimizing credit risk. The policy permits investments in US government and agency securities, investment grade corporate bonds and commercial paper, municipal bonds, various types of mortgage-backed securities and collateralized mortgage obligations, certificates and federal funds sold to financial institutions approved by the Company’s Board of Directors, and certain equity investments and mutual funds.

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

Statement of Financial Accounting Standards (“SFAS”) No. 115 requires the Company to classify a security as available for sale (“AFS”), held-to-maturity (“HTM”), or trading, at the time of acquisition. Securities classified as HTM must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under certain rare circumstances. HTM securities are accounted for based upon the historical cost of the security. AFS securities can be sold at any time based upon the Company’s needs or judgment as to market changes. AFS securities are accounted for at fair value with unrealized gains and losses on these securities, net of income tax effects, reflected in the stockholders’ equity section of our statement of financial condition.

Additionally, investment securities are evaluated periodically to determine whether a decline in their fair value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in fair value is determined to be other-than-temporary, the fair value of the security is reduced through a charge to earnings in the consolidated statement of operations. Based upon evaluations performed as of June 30, 2008, the Company recorded impairment charges of approximately $1.9 million for the year ended June 30, 2008 related to the holding of certain debt securities, mutual funds, and common stock on two Pennsylvania financial institutions and another financial services related equity security.

The Company has both the ability and intent to hold fixed income investment securities until such time as the value recovers or the security matures and for the equity securities management believe that, other than the aforementioned impairment charge, the unrealized losses are temporary and overall not significant to the value of equity securities and therefore believes that these individual unrealized losses as of June 30, 2008 are not other-than-temporary impairments.

At June 30, 2008, investment securities, including trading, amounted to $258.3 million, or 16.3% of total assets. This includes an $4.4 million unrealized loss, net of income tax, on those investment securities classified as AFS. The portfolio consists of US government and agency securities, many with callable features and agency and non-agency mortgage-backed pass-through securities, collateralized mortgage obligations, municipal bonds, and equity investments primarily in mutual funds.

The following table sets forth information on the carrying value and the amortized cost of our investment securities classified as HTM and AFS at the dates indicated.

	At June 30,
	2008		2007		2006
	Amortized Cost	Fair value	Amortized Cost	Fair value	Amortized Cost	Fair value
	(Dollars in thousands)
Investment securities held to maturity:
Mortgage-backed securities	23,032	22,863	28,092	27,227	33,206	31,662
CMOs	52,749	50,751	60,271	59,261	72,355	70,425
Total investment securities held to maturity	75,781	73,614	88,363	86,488	105,561	102,087

	At June 30,
	2008		2007		2006
	Amortized Cost	Carrying value	Amortized Cost	Carrying value	Amortized Cost	Carrying value
	(Dollars in thousands)
Investment securities available for sale:
Corporate debt securities	$20,586	$18,360	$19,978	$19,426	$14,419	$14,208
Municipal bonds	27,129	25,738	30,585	30,005	9,105	9,127
Equity securities (1)	10,227	10,168	11,464	11,162	11,642	11,326
US Gov’t agency securities	24,330	24,050	35,285	34,208	35,473	34,297
Mortgage-backed securities	92,861	91,090	73,840	71,769	103,523	99,469
CMOs	12,802	11,856	22,080	21,769	29,059	28,498
Total investment securities available for sale	187,935	181,262	193,232	188,339	203,221	196,925
Total investment securities	$263,716	$254,876	$281,595	$274,827	$308,782	$299,012

(1)      Includes mutual funds with a fair value of approximately $9.4 million and $10.1 million at June 30, 2008 and 2007, respectively.

In addition to HTM and AFS investment securities, at June 30, 2008 and 2007, the Company had $1.3 million and $1.2 million, respectively, of trading account securities consisting of mutual funds related to the Company’s deferred compensation plan for certain executive level employees and members of the Board of Directors. There is a corresponding liability in other liabilities on the consolidated statements of financial condition at June 30, 2008 and 2007.

Mortgage-Backed Securities (“MBS”) and Collateralized Mortgage Obligations (“CMOs”).    At June 30, 2008, the investment securities portfolio contained MBSs with a carrying value of $23.0 million and $91.1 million in HTM and AFS, respectively, and CMOs of $52.7 million and $11.9 million in HTM and AFS, respectively. This compared to $28.1 million and $71.8 million in HTM and AFS MBSs, respectively, and $60.3 million and $21.8 million in HTM and AFS CMOs, respectively, at

June 30, 2007. The decline during the year resulted from principal repayments being utilized to fund deposit outflows as well as laon growth. MBSs represent a participation interest in a pool of single-family residential or multi-family residential real estate loans. Mortgages are sold by various originators to intermediaries (generally agencies of the US Government and government sponsored enterprises) that pool and repackage the mortgages and sell participation interests in the pools to investors. The servicer of the mortgage loan collects the principal and interest payments and passes those payments through to the intermediary who then remits the payment to the investor. The US Government agencies and government sponsored enterprises, primarily FNMA and FHLMC, guarantee the timely payment of principal and interest on these securities. MBSs that are pooled by US Government or government-sponsored enterprises are known as agency mortgage-backed securities. Other private servicers may pool mortgages into similar pass-through securities and are known as non-agency MBSs. These non-agency MBSs do not have the guaranteed timely payment of principal and interest that an agency MBS has, and may also include loans that may not qualify to be included in an agency MBS, for reasons such as, but not limited to, the size of the loan. At June 30, 2008, the Company’s mortgage-backed securities portfolio does not include any securities backed by sub-prime mortgage loans.

MBSs are issued in stated principal amounts and are backed by mortgage loans within a specific interest rate range, but may have varying maturity dates. The underlying pool of mortgages may be comprised of either fixed-rate or adjustable-rate mortgage loans. Each MBS pool will also differ based upon the actual level of prepayment experienced by the underlying mortgage loans.

At June 30, 2008, the weighted average life of our fixed-rate and adjustable-rate mortgage-backed securities was approximately 3.9 years and 4.6 years, respectively, based upon management’s assumptions related to the future prepayments of the underlying mortgages. Prepayments that are greater than those projected will shorten the remaining term of the security, while a decrease in the amount of prepayments will lengthen the amount of time until the security matures. Prepayments depend on many factors, including the type of mortgage, the coupon rate, the remaining period until the loan matures or the rate is scheduled to reset, the geographic region, and the general level of market interest rates. During periods of rising interest rates, if the coupon rates of the underlying mortgages are less than prevailing market rates offered on mortgages, refinancing will decrease and prepayments of the mortgages underlying the security will decline. Conversely, when market interest rates are falling, and the coupon rate on the underlying mortgage exceeds the prevailing market interest rate for mortgages offered, refinancings tend to increase which will increase the amount of prepayments of the underlying mortgages.

CMOs are securities that are structured from a pool of MBSs or whole loans. The structuring results in sectors known as tranches. Each tranche within a CMO will have different cash flow requirements and interest rates. Although still subject to prepayments, this structuring into tranches provides a more predictable cash flow to the bondholder.

US Government Agency Securities and Municipal Bonds.    At June 30, 2008, the carrying value of US government agency securities within the investment securities portfolio was $24.1 million, which includes approximately $280 thousand in unrealized losses, compared to $34.2 million, which included approximately $1.1 million in unrealized losses, at June 30, 2007. This portfolio is comprised primarily of securities issued by the FHLB. Many of these securities have call features that allow the issuer to redeem these securities at par value prior to their stated maturity. Generally, if the prevailing market interest rate on new issue callable agency securities with similar maturities exceeds the coupon rate of the security with the call feature, the call will not be exercised. Conversely, if the prevailing market interest rate for new issue agency callable securities with similar maturities is below the coupon rate of the security with the call feature, the call will be exercised and the bond will be redeemed. When calls are exercised and bonds redeemed prior to their maturity, the Bank faces the risk of re-investing those proceeds into other investments with lower yields or longer terms.

Municipal bonds classified as AFS at June 30, 2008 are comprised primarily of bonds issued by local school districts as well as three non-rated Pennsylvania Municipal Authority bonds that are classified as substandard. At June 30, 2008, the aggregate book value of these substandard bonds was $3.8 million. Two of the three bonds, with an aggregate book value of $3.5 million at June 30, 2008, are zero coupon bonds with maturities extending up to 2034. Both bonds are secured by the revenue streams of commercial office buildings, which are leased to various agencies of the Commonwealth of Pennsylvania under long-term lease arrangements with renewal options. A third bond was issued by the Housing Authority of Chester County and has a book balance of $247 thousand at June 30, 2008, and bears interest at rates between 5.60% and 6.00% and matures in June 2019. This bond involves low-income scattered housing in Chester County under a program of the Office of Housing and Urban Development (“HUD”). HUD has provided additional funds to build additional houses, which have been donated to this bond issue. The construction of the homes has been completed and the proceeds from the sale of the homes have been utilized to liquidate the bond issue. During fiscal 2008, $47 thousand in principal repayments were received on the bond issue. The Bank’s remaining par value is $425 thousand.

Other Investments.    Other than MBSs, US government agency securities and municipal bonds, the Company has investments in various equity securities, which includes mutual funds. At June 30, 2008, the Company was invested in equity securities with a fair value of $10.2 million, of which mutual funds have a fair value of $9.4 million. The equity securities include stock of several publicly traded companies, primarily local financial institutions. The Company recorded an impairment charge of $948 thousand relating to two mutual funds backed primarily by investments in adjustable-rate mortgage-backed securities.

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

Deposits.    As shown in the table below, the Bank’s core deposit accounts at June 30, 2008 (which the Bank consider to be all deposits other than certificate accounts) represent 75.1% of total deposits as compared to 69.3% at June 30, 2007.

	At June 30,
	2008		2007
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Savings accounts	$80,982	8.1%	$87,565	8.0%
Money market accounts	408,990	40.8	403,487	36.9
Certificates	249,532	24.9	334,672	30.7
Checking accounts:
Interest-bearing	132,936	13.2	125,905	11.5
Non-interest-bearing	130,438	13.0	141,101	12.9
Total deposits	$1,002,878	100.0%	$1,092,730	100.0%

During the year ended June 30, 2008, total deposits decreased by $89.9 million, or 8.2% compared to the year ended June 30, 2007. The decrease occurred primarily from a decrease in certificates of deposit as the Company chose not to offer high rates for customers that only maintained a certificate account at the Bank. Core deposits, as previously defined, decreased by $4.7 million.

	Year ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Beginning balance	$1,092,730	$1,016,500	$602,678
Net (decrease) increase in deposits	(117,436)	49,510	(36,332)
Deposits assumed in acquisition	—	—	437,065
Interest credited	27,584	26,720	13,089
Ending balance	$1,002,878	$1,092,730	$1,016,500

The following table sets forth by various interest rate ranges, the amount of our certificates at the dates indicated.

	At June 30,
	2008	2007
	(Dollars in thousands)
Interest rates:
from 0.00% to 2.99%	$67,723	$18,547
from 3.00% to 3.99%	45,543	16,796
from 4.00% to 4.99%	121,480	196,705
from 5.00% to 5.99%	14,139	101,799
6.00% and over	647	825
Total	$249,532	$334,672

	Amounts maturing in
Interest rates:	Six months or less	Over six months through one year	Over one year through two years	Over two years through three years	Over three years
	(Dollars in thousands)
0.00% to 2.99%	$30,871	$26,666	$7,650	$1,401	$1,135
3.00% to 3.99%	10,311	25,536	7,898	866	931
4.00% to 4.99%	53,353	29,804	30,063	3,728	4,532
5.00% to 5.99%	8,454	1,888	2,945	141	712
6.00% and over	38	5	327	149	128
Total	$103,027	$83,899	$48,883	$6,285	$7,438

At June 30, 2008 the total amount of outstanding certificates $100 thousand and greater was $57.5 million. The following table provides information regarding the maturity of these certificates.

Amounts maturing in
Three months or less	Over three months through six months	Over six months through one year	Over one year	Total
(Dollars in thousands)
$12,453	$14,814	$17,692	$12,527	$57,486

Borrowings.    The Bank utilizes borrowings to supplement its funding needs. At June 30, 2008, the Company had $413.7 million in outstanding borrowings, which were comprised of $311.4 million of FHLB borrowings, $25.8 million of trust preferred securities, $75.0 million of repurchase agreements, and $1.5 million in secured borrowings related to certain commercial business loan relationships. The investment in FHLB stock, as well as a portion of our residential real estate loan portfolio and investment securities portfolio, secure advances from the FHLB. The FHLB of Pittsburgh provides an array of borrowing programs which include: fixed or variable rate programs; various fixed terms ranging from overnight to 20 years; and other programs that have callable or putable features attached to them. The repurchase agreements are secured by various securities within the Company’s investment securities portfolio.

The following table sets forth certain information regarding our borrowings for the periods indicated.

	At or for the year ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)
FHLB advances:
Average balance outstanding for the period	$258,910	$225,722
Maximum outstanding at any month end	311,428	258,035
Balance outstanding at end of the period	311,428	189,764
Average interest rate for the period	4.15%	3.93%
Interest rate at the end of the period	3.85%	4.19%
Repurchase agreements:
Average balance outstanding for the period	$62,719	$22,767
Maximum outstanding at any month end	75,000	30,000
Balance outstanding at end of the period	75,000	20,000
Average interest rate for the period	4.00%	4.99%
Interest rate at the end of the period	4.06%	4.52%

At June 30, 2008, the maturity dates of the Bank’s FHLB advances ranged from July 9, 2008 to October 1, 2018. Certain advances also require monthly payments of principal. At June 30, 2008, $242.5 million of FHLB advances were callable at the option of the FHLB within certain parameters, of which $192.5 million could be called within one year. Of the FHLB advances that are callable at the discretion of the FHLB, $47.5 million of such advances could be called only if an index exceeded a specific pre-determined rate.

Trust Preferred Securities.    Effective with the acquisition of Chester Valley, the Company assumed the liability for $10.5 million of Junior Subordinated Debentures to the Chester Valley Statutory Trust, a Pennsylvania Business Trust, in which the Company owns all of the common equity as a result of the acquisition of Chester Valley. The Trust issued $10.0 million of Trust Preferred Securities to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Company redeemed these Trust Preferred Securities on March 26, 2007 in accordance with the Trust Agreement.

On March 31, 2006, the Company issued $25.8 million of Junior Subordinated Debentures to the Willow Grove Statutory Trust I, a Connecticut Statutory Trust, in which the Company owns all of the common equity. The Trust then issued $25.0 million of Trust Preferred Securities, which pay interest quarterly at three-month Libor plus 1.31% to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company, but qualify as Tier I capital of the Bank to the extent of the amount of the proceeds, which are invested in the Bank. The Trust

Preferred Securities are callable by the Company on or after September 30, 2011. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2036.

Accounting for Derivative Instruments and Hedging

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management. In accordance with SFAS No. 133, “Accounting for Derivative Instruments,” the Company must document its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge in order to qualify for hedge accounting treatment. The Company also assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in the statement of operations within interest income or interest expense. For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item impacts the consolidated statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the statement of operations as the hedged item. In addition, the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the consolidated statement of operations.

At June 30, 2008 and 2007, the Company had four and five interest rate swap arrangements, respectively, tied to specific loans originated by the Bank. The swaps effectively convert the rates from a fixed rate to a floating rate based on Libor throughout the lives of the underlying loans, as of June 30, 2008; whereas, the swaps effectively convert the rates from a floating rate to a fixed rate based on Libor throughout the lives of the underlying loans as of June 30, 2007. At June 30, 2008, the total outstanding notional amount on these swaps was $7.6 million. The weighted average floating and fixed rates on these transactions were 2.95% and 4.73%, respectively at June 30, 2008. The Company does not maintain sufficient documentation for these transactions to receive hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statement of operations. As such, based on the decrease in the market value of the interest rate swaps during fiscal 2008, the Company recognized a loss of $251 thousand in other income in the consolidated statement of operations with respect to these four swap agreements. The Company has recorded a net payable of $55 thousand at June 30, 2008 as compared to a net receivable of $196 thousand at June 30, 2007.

As part of the Chester Valley Merger, the Company assumed the responsibility for a $20 million notional interest rate swap whereby the Company paid a variable rate and received a fixed rate. The interest rate swap had been used to hedge certain FHLB borrowings of the former Chester Valley. On the date of the Merger, the interest rate swap and the hedged borrowings were marked to fair value in purchase accounting. In September 2005, the hedged borrowings were repaid and $10 million notional amount of the interest rate swap was unwound with the counter-party. After performing the appropriate documentation of the derivative instrument, the Company designated the remaining $10 million notional amount interest rate swap as a fair value hedge of certain existing borrowings of the Bank. The swap had the effect of converting a fixed rate borrowing to an adjustable rate borrowing. During the quarter ended December 31, 2005, the derivative instrument ceased to be a highly effective hedge; therefore, the Company discontinued hedge accounting resulting in a pre-tax charge to the statement of operations of $47 thousand. The interest rate swap was unwound in February 2006 without resulting in any additional impact to the consolidated statement of operations. The basis adjustment that was previously recorded on the hedged borrowing that is recorded in the consolidated statement of financial condition is amortized as an increase in interest expense over the remaining life of the borrowing using the interest method.

Additionally, in August 2003, Chester Valley purchased a $30.0 million notional amount 3.50% six month Libor interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% six-month Libor interest rate cap (“Interest Rate Corridor”), which was to expire in August 2008. Chester Valley paid a net premium, which entitled it to receive the difference between six-month Libor from 3.50% up to 6.00% applied to the $30.0 million notional amount. Upon consummation of the Merger, the Company assumed the Interest Rate Corridor and designated it to hedge certain borrowings of the Bank, which were variable in nature and indexed to six-month Libor. The Interest Rate Corridor was being used to hedge the cash flows of this borrowing. Prior to October 23, 2006, the Interest Rate Corridor reduced the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor had two components: the intrinsic value and the time value of the option. The Interest Rate Corridor was marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income, and the change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined.

On October 23, 2006, the Company unwound the Interest Rate Corridor and recognized a gain of $804 thousand in the statement of operations upon repayment of the $30 million FHLB advance.

REGULATION

Set forth below is a brief description of certain laws and regulations, which are applicable to the Company and Bank, including our other two business segments, BeneServ and WIS. The description, of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

General

Willow Financial Bank, as a federally chartered savings institution, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. Federal laws and regulations determine the investment and lending authority of savings institutions, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

The OTS regularly examines the Bank and prepares reports for consideration by its Board of Directors on any deficiencies that it may find in the Bank’s operations. The FDIC also has the authority to examine the Bank in its role as the administrator of the DIF. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by both federal and, to a lesser extent, state laws, especially in such matters as the ownership of savings accounts and the form and content of the Bank’s mortgage requirements. The OTS’ enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Any change in such laws or regulations, whether by the FDIC, OTS or Congress, could have a material adverse impact on us and the Bank and our operations.

Willow Financial Bancorp, Inc.

Willow Financial Bancorp is a registered savings and loan holding company under Section 10 of the Home Owners’ Loan Act, as amended and subject to OTS examination and supervision as well as certain reporting requirements. In addition, the Bank is subject to certain restrictions in dealing with the Company and with other persons affiliated with the Bank.

Generally, the Home Owners’ Loan Act prohibits a savings and loan holding company, such as us, directly or indirectly, from (1) acquiring control (as defined) of a savings institution (or holding company thereof) without prior OTS approval, (2) acquiring more than 5% of the voting shares of a savings institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions, without prior OTS approval, or (3) acquiring through a merger, consolidation or purchase of assets of another savings institution (or holding company thereof) or acquiring all or substantially all of the assets of another savings institution (or holding company thereof) without prior OTS approval or (4) acquiring control of an uninsured institution. A savings and loan holding company may not acquire as a separate subsidiary a savings institution which has its principal offices outside of the state where the principal offices of its subsidiary institution is located, except (a) in the case of certain emergency acquisitions approved by the FDIC, (b) if the holding company controlled (as defined) such savings institution as of March 5, 1987 or (c) when the laws of the state in which the savings institution to be acquired is located specifically authorize such an acquisition. No director or officer of a savings and loan holding company or person owning or controlling more than 25% of such holding company’s voting shares may, except with the prior approval of the OTS, acquire control of any savings institution which is not a subsidiary of such holding company.

Willow Financial Bank

Insurance of Accounts.    The deposits of the Bank are insured to the maximum extent permitted by the DIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

Under current FDIC regulations, insured institutions are assigned to one of three capital groups which are based solely on the level of an institution’s capital—“well capitalized,” “adequately capitalized,” and “undercapitalized”—which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. Effective January 1, 2007, the previous nine risk classifications have been consolidated into four risk categories, which reflect varying levels of supervisory concern, from those, which are considered to be healthy to those, which are considered to be of substantial supervisory concern. The risk categories were created with rates during the last six months of fiscal 2007 ranging from five basis points for well-capitalized, healthy institutions, such as the Bank, to 43 basis points for undercapitalized institutions with substantial supervisory concerns.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the third calendar quarter of 2008 was 0.01538% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019. The FDIC approved a one-time assessment credit to banks and savings associations in existence on December 31, 1996. The credit is applied on a quarterly basis up to the amount of the respective quarter’s assessment.  The remaining credit was $16 thousand at June 30, 2008 and will be fully utilized by September 30, 2008.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances, which would result in termination of the Bank’s deposit insurance.

Deposit Insurance Reform.    On February 8, 2006, President George W. Bush signed into law legislation that merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the DIF, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the DIF and set risk-based premiums.

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

•                  providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

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

Regulatory Capital Requirements.    The OTS capital requirements consist of a “tangible capital requirement,” a “leverage capital requirement” and a “risk-based capital requirement.” The OTS is authorized to impose capital requirements in excess of those standards on individual institutions on a case-by-case basis.

Under the tangible capital requirement, a savings bank must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage-servicing rights.

Under the leverage capital requirement adopted by the OTS, savings banks must maintain “core capital” in an amount equal to at least 3.0% of adjusted total assets. Core capital is defined as common stockholders’ equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or the current amortized book value as determined under generally accepted accounting principles, and “qualifying supervisory goodwill,” less non-qualifying intangible assets.

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

Certain exclusions from capital and assets are required for the purpose of calculating total capital, in addition to the adjustments required for calculating core capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and non-residential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. However, in calculating regulatory capital, institutions must exclude unrealized losses and gains on securities AFS, net of taxes, reported as a separate component of capital calculated according to U.S. generally accepted accounting principles.

In its letter approving the Chester Valley Merger Agreement, the OTS, as one of its conditions for approval, indicated that, for the periods ending December 31, 2005, 2006 and 2007, the Bank was required to have tier one core capital ratios at least equal to 6.50%, 6.75%, and 7.25%, respectively, and total risk-based capital ratios at least equal to 11.97%, 12.02% and 12.40%, respectively. The Bank also was required to submit to the OTS, quarterly status reports detailing its compliance with the conditions on regulatory capital outlined in its approval letter. The OTS’ conditions for approval of the First Financial Bank Merger also indicated that, for the periods ending December 31, 2005, 2006 and 2007, the Company must have had consolidated tangible capital ratios at least equal to 5.14%, 5.59% and 6.12%, respectively. The Company also was required to submit to the OTS quarterly status reports. The Company and Bank met these regulatory capital requirements at the respective dates.

OTS regulations establish special capitalization requirements for savings banks that own service corporations and other subsidiaries, including subsidiary savings banks. According to these regulations, certain subsidiaries are consolidated for capital purposes and others are excluded from assets and capital. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks, engaged solely in mortgage-banking activities, or engaged in certain other activities solely as agent for its customers are “includable” subsidiaries that are consolidated for capital purposes in proportion to the Bank’s level of ownership, including the assets of includable subsidiaries in which the Bank has a minority interest that is not consolidated for generally accepted accounting principles purposes. For excludable subsidiaries, the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2008, the Bank had no investments subject to a deduction from tangible capital.

Under currently applicable OTS policy, savings institutions must value securities AFS at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of capital calculated according to U.S. generally accepted accounting principles (“GAAP”).

At June 30, 2008, the Bank exceeded all of its regulatory capital requirements with tangible, core and risk-based capital ratios of 7.17%, 7.17%, and 12.56%, respectively.

The OTS and the FDIC generally are authorized to take enforcement action against a savings bank that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, a savings bank that fails to meet its capital requirements is prohibited from paying any dividends.

Prompt Corrective Action.    Under the FDIC Improvement Act of 1991, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements.

Under the Federal Deposit Insurance Corporation Improvement Act an institution is deemed to be (a) “well capitalized” if it has total risk-based capital of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (b) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized,” (c) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (d) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (e) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

At June 30, 2008, the Bank was in the “well capitalized” category for purposes of the above regulations.

Safety and Soundness Guidelines.    The OTS and the other federal bank regulatory agencies have established guidelines for safety and soundness, addressing operational and managerial standards, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards may be required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions. The Bank believes that it is in compliance with these guidelines and standards.

Capital Distributions.    OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for OTS approval of the capital distribution if any of the following occur or would occur as a result of the capital distribution (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If the filing of an application is not required, savings institutions that are a subsidiary of a holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Branching by Federal Savings Institutions.    OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS’ domestic building and loan test (generally, 60% of a thrift’s assets must be housing-related) (“IRS Test”). The IRS Test requirement does not apply if: (a) the branch(es) result(s) from an emergency acquisition of a troubled savings institution (however, if the troubled savings institution is acquired by a bank holding company, does not have its home office in the state of the bank holding company bank subsidiary and does not qualify under the IRS Test, its branching is limited to the branching laws for state-chartered banks in the state where the savings institution is located); (b) the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located; or (c) the branch was operated lawfully as a branch under state law prior to the savings institution’s reorganization to a federal charter.

Furthermore, the OTS will evaluate a branching applicant’s record of compliance with the Community Reinvestment Act of 1977. An unsatisfactory Community Reinvestment Act record may be the basis for denial of a branching application.

Community Reinvestment Act (“CRA”) and the Fair Lending Laws.    Savings institutions have a responsibility under the CRA and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the fair lending laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

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

Currently, the portion of the qualified thrift lender test that is based on Section 10(m) of the Home Owners’ Loan Act rather than the Internal Revenue Code requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Pittsburgh; and direct or indirect obligations of the FDIC. Small business loans, credit card loans and student loans are also included without limitation as qualified investments. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution’s portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of loans for personal, family and household purposes (other than credit card loans and educational loans); and stock issued by FNMA or FHLMC. Portfolio assets consist of total assets minus the sum of (a) goodwill and other intangible assets, (b) property used by the savings institution to conduct its business, and (c) liquid assets up to 20% of the institution’s total assets. At June 30, 2008, approximately 70.2% of the portfolio assets of the Bank were qualified thrift investments.

Federal Home Loan Bank System.    The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by its board of directors. At June 30, 2008, the Bank had $311.4 million of FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential real estate loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the members’ aggregate amount of outstanding advances and 0.7% of the members’ unused borrowing capacity. At June 30, 2008, the Bank had $15.8 million in stock of the FHLB of Pittsburgh, which was in compliance with this requirement.

The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future and could also result in the FHLBs imposing higher interest rates on advances to members. These contributions also could have an adverse effect on the value of FHLB stock in the future.

Federal Reserve System.    Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At June 30, 2008, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS.

Savings banks are authorized to borrow from a Federal Reserve Bank “discount window,” but Federal Reserve Board regulations require savings banks to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank advances, before borrowing from a Federal Reserve Bank.

Affiliate Restrictions.    Section 11 of the Home Owners’ Loan Act provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the FRB and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act.

Generally, Section 23A and OTS regulations issued in connection therewith limit the extent to which a savings institution or its subsidiaries may engage in certain “covered transactions” with affiliates to an amount equal to 10% of the institution’s capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. Section 23B applies to “covered transactions” and certain other transactions and requires that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable to the savings institution or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. Section 23B transactions also apply to the provision of services and the sale of assets by a savings association to an affiliate.

In addition, under OTS regulations, a savings institution may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings institution may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings institution and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings institution or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings institution to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

The OTS regulation generally excludes all non-bank and non-savings institution subsidiaries of savings institutions from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings institutions to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings institutions may be required to give the OTS prior notice of affiliate transactions.

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

Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s consolidated financial statements are subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (“FAIR”) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerated the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Sarbanes-Oxley Act increased the oversight of, and codified certain requirements relating to audit committees of public companies and how they interact with the Company’s “registered public accounting firm” (“RPAF”). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of a company’s consolidated financial statements for the purpose of rendering the consolidated financial statements materially misleading. The Sarbanes-Oxley Act also required the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders, which became effective for the Company for the fiscal year ended June 30, 2005. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with (or reconciled to) U.S. generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with U.S. generally accepted accounting principles and the rules and regulations of the SEC.

Regulation of WIS

General

As noted above, while WIS is no longer a subsidiary of the Company, it operates as a business segment of the Company, and its results continue to be included in the Company’s consolidated financial statements. WIS is subject to regulation by a number of federal regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers and investment advisers doing business in the United States. The Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations (“SROs”), principally the Financial Industry Regulatory Authority (“FINRA”), and the other national securities exchanges. These SROs, which are subject to oversight by the SEC, adopt rules (which are subject to approval by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers.

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

Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. WIS is registered as a broker-dealer with the SEC and in all 50 states and in the District of Columbia, and is a member of, and subject to regulation by, a number of SROs, including FINRA.

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

In the event of non-compliance with an applicable regulation, governmental regulators and FINRA may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of the broker-dealer’s officers or employees or other adverse consequences. With the sale of PCIS to Uvest, Uvest is now responsible for any such penalties or orders imposed on WIS subsequent to effective date of the sale, which was February 28, 2006.

TAXATION

Federal Taxation

General.    The Company is subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal taxation is only intended to summarize certain pertinent federal income tax matters and is not a comprehensive description of the applicable tax rules. Tax years 2005 through 2007 are open under the statute of limitations and subject to review by the Internal Revenue Service.

The Company files a consolidated federal income tax return, which includes the Bank. Accordingly, it is anticipated that any cash distributions made by it would be treated as cash dividends, and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

Method of Accounting.    For federal income tax purposes, income and expenses are reported on the accrual method of accounting and the Company files its federal income tax return using a June 30 fiscal year-end.

Bad Debt Reserves.    The Small Business Job Protection Act of 1996 (the “1996 Act”) eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The Bank has no excess reserves subject to recapture as of June 30, 2008.

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

At June 30, 2008, the Bank’s total federal pre-1988 reserve was approximately $8.9 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Minimum Tax.    The Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years

Net Operating Loss Carryovers.    Net operating losses may be carried back to the three preceding taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning before August 6, 1997. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two preceding taxable years and forward to the succeeding 20 taxable years with some exceptions. At June 30, 2008, the Company has operating loss carry-forwards of $1.8 million for federal income tax purposes.

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

State and Local Taxation

Pennsylvania Taxation.    The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate for fiscal 2008 is 9.99% and is imposed on the Company’s unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at the rate of approximately 0.389% of a corporation’s capital stock value, which is determined in accordance with a fixed formula based upon average net income and net worth.

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

Subsidiaries

As of June 30, 2008, the Company’s sole direct subsidiary was the Bank. At such date, the Bank had five direct subsidiaries, including Willow Grove Investment Corporation, a Delaware corporation which holds and manages certain securities investments, Willow Grove Insurance Agency, LLC, a Pennsylvania limited liability company formed to conduct permitted fixed-rate annuity sales and BeneServ, Inc, a corporate benefit insurance firm. As of June 30, 2008, the Bank’s aggregate investment in these three subsidiaries was $295.2 million. As a result of the Chester Valley Merger on August 31, 2005, D&S Service Corporation (“D&S Service”) and First Financial Investments (“FFI”), which previously were subsidiaries of Chester Valley, are now operating as active subsidiaries of the Bank. D&S Service has participated in the development for sale of residential properties, in particular condominium conversions, and development of commercial properties located in or within close proximity of Chester Valley’s market area and FFI conducts retail investment service activities. D&S Service also operates two wholly owned subsidiaries, Wildman Projects and D&F Projects, Inc. As of June 30, 2008, the Bank had $1.7 million invested in D&S Service and its subsidiaries.

Effective February 28, 2006, the Bank completed the sale of all outstanding shares of capital stock of PCIS to Uvest BD-A, Inc., a North Carolina Corporation and registered broker-dealer (“Uvest”) for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the parties entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for the Bank, and a Financial Services Agreement between PCIS and the Bank which provides that the Bank will be entitled to 90% of the revenue generated by the securities brokerage activities conducted at the PCIS office and will bear substantially all operational and overhead expenses. Since March 2007, PCIS has been doing business as WIS. Upon consummation of the sale of PCIS stock to Uvest, WIS is no longer a subsidiary of the Company. However, under the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the results of WIS continue to be consolidated in the Company’s financial statements, which includes the results of Carnegie effective on its acquisition date of December 21, 2007. The affiliation agreement with Uvest has the primary effect of relieving WIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

Item 1A.         Risk Factors

Risk Factors Relating to the Merger

between Harleysville National Corporation and Willow Financial Bancorp

The value of the shares of Harleysville National common stock that Willow Financial shareholders receive upon the consummation of the merger may be less than the value of shares of Harleysville National or Willow Financial common stock as of the date the merger agreement was entered into or the date of the special meetings.

The exchange ratio in the merger agreement is fixed and will not be adjusted in the event of any change in the stock prices of Harleysville National Corporation (“Harleysville National”) or Willow Financial prior to the merger. There also may be a period of time between the date when shareholders of each of Harleysville National and Willow Financial vote on the merger agreement and the date when the merger is completed. The relative prices of Harleysville National and Willow Financial common stock may vary between the date of this Annual Report and the date of completion of the merger. The market price of Harleysville National and Willow Financial common stock may change as a result of a variety of factors, including general market and economic conditions, changes in its business, operations and prospects, and regulatory considerations. Many of these factors are beyond the control of Harleysville National or Willow Financial, and are not necessarily related to a change in the financial performance or condition of Harleysville National or Willow Financial. As Harleysville National and Willow Financial market share prices fluctuate, based on numerous factors, the value of the shares of Harleysville National common stock that a Willow Financial shareholder will receive will correspondingly fluctuate. In addition, it is impossible to predict accurately the market price of Harleysville National common stock after completion of the merger. Accordingly, the current prices of Harleysville National and Willow Financial common stock may not be indicative of their prices immediately prior to completion of the merger and the price of Harleysville National common stock after the merger is completed.

Willow Financial directors and executive officers may have interests in the merger that differ from the shareholders.

Some of Willow Financial’s directors and executive officers have interests in the transaction other than their interests as shareholders. For example, Donna Coughey, a director and the President and Chief Executive Officer of Willow Financial has previously entered into an employment agreement with Willow Financial and Willow Financial Bank that would provide her with change-in-control payments upon termination of her employment in connection with a change in control of Willow Financial and Willow Financial Bank.

Harleysville National has agreed that it will endeavor to continue the employment of all current Willow Financial employees in positions that will contribute to the successful performance of the combined organization, but it is not obligated to continue the employment of all current Willow Financial employees. Harleysville National will notify Willow Financial employees if it expects to eliminate their current positions after the merger becomes effective. These reductions will not necessarily be entirely achieved through employee layoffs, but may be realized through normal attrition and reassignment of employees from existing positions to other positions. If before the merger or within one year after the effective time of the merger, Harleysville National elects to displace an employee or eliminate an employee’s position, it will pay two weeks severance for each year of the employee’s combined service with Willow Financial and Willow Financial Bank, with a minimum of four weeks and a maximum of 26 weeks of severance, provided the employee does not have a change in control agreement or employment agreement and is not terminated for cause. During the severance period Harleysville National will continue to pay its share of medical benefits until the earlier of the end of the severance period or the date on which the employee enrolls in another health plan. Severance pay for employees with change in control agreements or employment agreements will be governed by the terms of the relevant agreement.

Willow Financial Bank employees will be immediately eligible for participation in all Harleysville National benefit plans generally offered to Harleysville National employees on the terms of such benefit plans.

All unvested stock options under Willow Financial’s stock option plans, including options owned by executive officers and directors, will fully vest on the effective date of the merger. In addition, all unvested shares granted under Willow Financial’s Recognition and Retention Plans and Trust Agreements, including those shares granted to executive officers and directors, will fully vest on the effective date of the merger.

Donna Coughey has entered into a new employment agreement with a subsidiary of Harleysville National for a one-year term. This employment agreement will become effective on the effective date of the merger. Harleysville National has agreed to hire Donna Coughey as an Executive Vice President of Harleysville National and Harleysville National Bank. Her annual salary under the employment agreement will be $350,000. She will also receive other benefits.

Donna Coughey’s existing employment agreement with Willow Financial and Willow Financial Bank will be terminated on the effective date of the merger. Ms. Coughey will receive a lump sum payment of $1.5 million under a termination agreement upon the effective date of the merger in exchange for the termination of her employment agreement with Willow Financial and Willow Financial Bank and providing a release in favor of Willow Financial and Harleysville National.

The employment agreements for Messrs. Ammon J. Baus, Richard Bertolet, and Matthew Kelly, and the change in control agreement for Neelesh Kalani, provide for certain change in control benefits that may be triggered by the merger and the subsequent termination of the executive’s employment by Harleysville National other than for cause (as defined in the agreements), disability, retirement or death, or by the executive for good reason (as defined in the agreements). If the change in control provisions in these agreements are triggered, Messrs. Ammon J. Baus, Richard Bertolet, Matthew Kelly and Neelesh Kalani will be entitled to receive approximately $380 thousand, $390 thousand, $364 thousand and $136 thousand, respectively. Harleysville National will assume the employment agreements as a result of the merger.

The employment agreements for Messrs. Roy Johnston, Colin N. Maropis, Thomas Saunders, Kevin Roche, Michael Kerl, and Robert McGinley provide for certain change in control benefits that may be triggered by the merger and the subsequent termination of the executive’s employment by Harleysville National other than for cause (as defined in the agreements), disability, retirement or death, or by the executive for good reason (as defined in the agreements). If the change in control provisions is triggered in all of these agreements, the payments could equal in the aggregate approximately $1.3 million. Harleysville National will assume these agreements, along with Russ Carlson’s employment agreement, as a result of the merger.

Certain other executive officers and employees of Willow Financial have change in control agreements that may be triggered by the merger and the subsequent termination of employment by Harleysville National other than for cause (as defined in the agreements), death, disability or retirement, or by the employee for good reason (as defined in the agreements). If the change in control provisions in all of these agreements is triggered, the payments could equal in the aggregate approximately $1.9 million.

Ms. Donna Coughey and Messrs. Ammon J. Baus, Christopher Blakely, Matthew D. Kelly, Thomas Saunders and Allen Wagner each participate in Willow Financial’s supplemental executive retirement plan. Their combined vested and unvested interests in the plan equal approximately $296 thousand, $155 thousand, $23 thousand, $31 thousand, $44 thousand and $137 thousand. Upon the effective date of the merger, each individual’s interest in the plan will become fully vested.

Ms. Donna Coughey and Messrs. William Byrne, Colin Maropis, Matthew Kelly and G. Richard Bertolet are each a party to an executive survivor income agreement. These agreements provide that if the executive’s employment is terminated within twelve months following a change in control (as defined in the agreements) other than for cause (as defined in the agreements), or is terminated by the executive for good reason (as defined in the agreements) within such twelve month period, the executive’s named beneficiary will be entitled to receive a death benefit if the terminated executive dies before reaching age 85. The death benefit that Ms. Donna Coughey’s and Messrs. William Byrne’s, Colin Maropis’, Matthew Kelly’s and G. Richard Bertolet’s beneficiaries would be entitled to receive in such a situation is $500 thousand, $150 thousand, $250 thousand, $250thousand and $250 thousand, respectively.

Certain of Willow Financial’s executive officers, employees and directors participate in Willow Financial’s deferred compensation plans. If these plans are terminated in connection with the merger, the participants will be entitled to receive a lump sum distribution of their account balance. As of May 19, 2008, the total balance of all accounts under the deferred compensation plans was approximately $2.1 million.

Mr. Russ Carlson will receive a deferred incentive payment pursuant to the Stock Purchase Agreement by and between Russ Carlson, Beneserv, Inc. and Willow Financial Bank as a result of the merger in the amount of approximately $750 thousand.

After the merger is completed, Willow Financial shareholders will become Harleysville National shareholders and will have different rights that may be less advantageous than their current rights.

Upon completion of the merger, Willow Financial shareholders will become Harleysville National shareholders. Differences in Willow Financial’s articles of incorporation and bylaws and Harleysville National’s articles of incorporation and bylaws will result in changes to the rights of Willow Financial shareholders who become Harleysville National shareholders.

If the merger is not completed, Willow Financial will have incurred substantial expenses without realizing the expected benefits.

     Willow Financial will incur substantial expenses in connection with the merger. The completion of the merger depends on the satisfaction of specified conditions and the receipt of regulatory approvals. Willow Financial and Harleysville National cannot guarantee that these conditions will be met. If the merger is not completed, these expenses could have a material adverse impact on the financial condition of Willow Financial because it would not have realized the expected benefits.

Failure to complete the merger in certain circumstances could require Willow Financial to pay a termination fee.

If the merger should fail to occur in certain circumstances, Willow Financial may be obligated to pay Harleysville National $7.0 million as a termination fee.

Risk Factors Related to

the Operations of Willow Financial Bancorp

on a Stand-Alone Basis

If the merger with Harleysville National is not completed, Willow Financial Bancorp will continue to face certain risk factors related to its on-going operations.

In the event that the proposed merger with Harleysville National Corporation is not completed, Willow Financial Bancorp will continue its operations as an independent entity and, as such, would continue to face certain risks in its on-going operations, as described below.  Even if the merger is completed as expected in the fourth calendar quarter of 2008, the Company will face these risks on an independent basis until the time of the merger.

The Company’s operations are subject to interest rate risk and variations in interest rates may negatively affect financial performance.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed money. Changes in the general level of interest rates may have an adverse effect on our business, financial condition and results of operations. Interest rates are highly sensitive to may factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, influence the amount of interest income that the Bank receives on loans and securities and the amount of interest that the Bank pays on deposits and borrowings. Changes in monetary policy and interest rates also can adversely affect:

•                  Our ability to originate loans and obtain deposits;

•                  The fair value of our financial assets and liabilities; and

•                  The average duration of our securities portfolio.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. The Company measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net portfolio value simulations and gap analyses is presented within “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Annual Report on Form 10-K.

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

As of June 30, 2008, approximately 29.4% of the Company’s total loan portfolio consisted of commercial real estate and multi-family real estate loans and construction loans. In addition, 12.4% of the Company’s loan portfolio at June 30, 2008 consisted of commercial business loans. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small or middle-market business customers who may be more vulnerable to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential real estate loans or consumer loans. Furthermore, since these types of loans frequently have relatively large balances, the deterioration of one or more of these loans could cause a significant increase in non-performing loans and non-performing assets. An increase in non-performing loans would result in a reduction in interest income recognized on loans. An increase in non-performing loans also could require us to increase the provision for losses on loans and increase loan charge-offs, both of which would reduce our net income. All of these could have a material adverse effect on the Company’s financial condition and results of operations.

Adverse economic and business conditions in our primary market area could cause an increase in loan delinquencies and non-performing asset, which could adversely affect the Company’s financial condition and results of operations.

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

The Company’s allowance for loan losses may be insufficient to cover actual losses.

The Company maintains an allowance for loan losses at a level believed adequate by us to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense that represents our estimate of probable incurred losses within the loan portfolio at each statement of financial condition date and is based on the review of available and relevant information. The level of the allowance for loan losses reflects, among other things, our consideration of the Company’s historical experience, levels of and trends in delinquencies, the amount of classified assts, the volume and type of lending, and current and anticipated economic conditions, especially as they relate to the Company’s primary market area. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends. Our allowance for loan losses may be insufficient to cover actual losses experienced on loans. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge offs, based on judgments different from ours. Also, if charge offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase our allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations. For the fiscal year ended June 30, 2008, the Company’s provision for loan losses amounted to $3.2 million.

The Company operates in a highly competitive industry and market area with other financial institutions offering products and services similar to those the Company offers.

The Company competes with savings associations, national banks, regional banks, and other community banks in making loans, attracting deposits and recruiting and retaining talented employees, many of which have greater financial and technical resources than us. The Company also competes with securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions to which the Company is subject, yet are able to provide customers with a feasible alternative to traditional banking services. The competition in our market for making commercial and construction loans has resulted in more competitive pricing as well as intense competition for skilled commercial lending officers. These trends could have a material adverse effect on our operations. The competition in our market for attracting deposits also has resulted in more competitive pricing.

The Company depends on the skills and performance of management.

The Company depends heavily on its management team to provide leadership and to implement its strategic plan. The Company’s senior management team provides valuable financial expertise and administrative guidance. The loss of any member of our senior management team provides valuable financial expertise and administrative guidance. The loss of any member of our senior management team could impair the Company’s ability to succeed. The Company can give no assurances; however, that these executive officers will continue in their capacities for any specific periods of time

The Company is subject to extensive government regulation and supervision, which could adversely affect its operations.

The Company is subject to extensive federal and state regulations and supervisions. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with law, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse affect on the Company’s business, financial condition and results of operations.

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2.            Properties

As of June 30, 2008, the Company and the Bank operated from the following locations:

PROPERTIES

			At June 30, 2008
	Owned or Leased	Lease expiration date	Net book value	Deposits
			(Dollars in thousands)
Executive office and branch office:
170 South Warner Road Wayne, PA 19087	Leased	December 2015	$1,410	$57,560
Former operations center:
101 Witmer Road Horsham, PA 19044-2200	Leased	December 2008	n/a	n/a
Branch offices:
Welsh and Norristown Roads Maple Glen, PA 19002-8030	Leased	January 2026	326	101,507
1555 W. Street Road Warminster, PA 18974-3103	Leased	December 2010	46	32,030
1141 Ivyland Road Warminster, PA 18974-2048	Leased	June 2009	17	22,506
9 Easton Road Willow Grove, PA 19090-0905 (1)	Owned	n/a	760	84,069
701 Twining Road Dresher, PA 19025-1894	Leased	January 2026	84	50,142
761 Huntingdon Pike Huntingdon Valley, PA 19006-8399	Leased	January 2026	122	47,607
2 North York Road Hatboro, PA 19040-3201	Leased	July 2008	34	57,508
1331 Easton Road Roslyn, PA 19001-2426	Leased	December 2008	51	12,508
11730 Bustleton Avenue Philadelphia, PA 19116-2516	Leased	February 2014	42	33,094
122 N. Main Street North Wales, PA 19454-3115	Leased	February 2010	69	10,259
8200 Castor Avenue Philadelphia, PA 19152-2719	Leased	December 2009	117	18,955
735 Davisville Road Southampton, PA 18966-3276	Leased	May 2011	124	12,897
9869 Bustleton Avenue Belair Shopping Center Philadelphia, PA 19115-2611	Leased	July 2012	164	10,964
102 Airport Road Airport Village Shopping Center Coatesville, PA 19320	Owned	n/a	265	29,880
119 Pennsylvania Avenue Avondale, PA 19311	Owned	n/a	487	9,283
82 Quarry Road Brandywine Square Shopping Center Downingtown, PA 19335	Leased	August 2011	126	40,324
112 – 114 East Lincoln Highway Coatesville, PA 19320	Leased	January 2026	90	34,150
414 Lancaster Avenue Devon, PA 19333	Leased	January 2026	43	22,266
100 East Lancaster Avenue Downingtown, PA 19335	Leased	January 2026	58	43,533
300 Simpson Drive Chester Springs, PA 19425	Leased	January 2018	134	12,479

			At June 30, 2008
	Owned or Leased	Lease expiration date	Net book value	Deposits
			(Dollars in thousands)
601 North Pottstown Pike Exton, PA 19341	Leased	January 2026	256	59,776
200 West Lancaster Avenue Frazer, PA 19355 (2)	Leased	January 2026	119	38,555
838 East Baltimore Pike Marlborough Square Shopping Center Kennet Square, PA 19348	Owned	n/a	573	22,629
3909 Lincoln Highway Caln Village Shopping Center Downingtown, PA 19335	Leased	July 2008	80	47,616
16 East Market Street West Chester, PA 19382	Leased	July 2008	35	13,136
1197 Wilmington Pike Westtown Village Shopping Center West Chester, PA 19382	Leased	November 2009	143	64,837
220 E. Street Rd Feasterville, PA 19053	Leased	January 2022	526	11,835
321 N. Third Street Oxford, PA 19363-1429	Leased	December 2016	1,444	973
1012 E. Philadelphia Ave Gilbertsville, PA 19525-9511	Leased	November 2008	n/a	n/a
WIS office:
One Liberty Place, Suite 3050 Philadelphia, PA 19103	Leased	May 2009	n/a	n/a
Beneserv office:
435 Baltimore Pike Springfield, PA 19064-3810	Leased	May 2009	20	n/a
Carnegie office:
667 Exton Commons Exton, PA 19341-2446	Leased	December 2010	40	n/a
Total			$7,805	$1,002,878

(1)             Includes the lease of an easement at this location.

(2)             The branch facility at this location is owned.  There is also a drive-up facility at this location that is leased.

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

FFB is a party to three civil actions relating to some of the revenue bonds, which are the subject of the SEC investigation described above. On August 30, 2005, a writ of summons was filed by the Boyertown Area School District (“Boyertown”) in the Court of Common Pleas, Montgomery County, Pennsylvania commencing a civil action against, inter alia, FFB. Boyertown Area School District v. First Financial Bank et. al. , No. 0521799. A complaint was filed on November 9, 2005, asserting the following claims against FFB: Breach of Trust Indenture and Fiduciary Duties (Count 1), Breach of Fiduciary Duties (Count 2), Civil Conspiracy (Count 3), and Concerted Action (Count 4). On September 19, 2005, Red Lion Area School District (“Red Lion”) filed a complaint in the Court of Common Pleas, York County, Pennsylvania, against inter alia , FFB. Red Lion Area School District v. Bradbury et. al. , No. 2005-SU1656Y01; No. 2005SU2544Y01. This case has been transferred to the Court of Common Pleas of Montgomery County, Pennsylvania, and an amended complaint was filed on October 18, 2006. The amended complaint asserts the following claims against FFB: Declaratory Judgment (Count 15), Breach of Trust Indenture (Count 16), Civil Conspiracy (Count 17), Civil Conspiracy—Alternative Legal Basis (Count 18), Breach of Common Law Duties as Trustee (Count 19), Tortious Action in Concert/Aiding and Abetting Fraud (Count 20), Breach of Trust Indenture (Count 21), Breach of Fiduciary Duties (Count 22), Vicarious Liability and Respondeat Superior (Count 23), Unjust Enrichment (Count 24), and Unjust Enrichment (Count 25). On March 16, 2006, Perkiomen Valley School District (“Perkiomen”) filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania, against, inter alia , FFB Perkiomen Valley School District v. First Financial Bank et.al. , No. 0606533. The complaint asserts the following claims against FFB: Breach of Trust Indenture (Count 1), Breach of Fiduciary Duties (Count 2), Vicarious Liability and Respondeat Superior (Count 3), Civil Conspiracy (Count 4), and Concert of Action (Count 5). The actions have been consolidated for discovery and case management purposes, but not for trial. The Bank’s answers were provided on September 6, 2007, with respect to the Red Lion matter, and September 10, 2007, with respect to the Boyertown and Perkiomen matters. Discovery is in its initial stages. The Company believes the above noted lawsuits are without merit and intends to vigorously defend itself in the suits.

On June 16, 2007, Cincinnati Insurance Company (“Cincinnati”) commenced a declaratory judgment action in federal court against the Bank, Red Lion, Boyertown, and Perkiomen seeking a declaration that Cincinnati is not obligated to provide insurance coverage to the Bank in connection with the SEC subpoena and the litigation brought by Red Lion, Boyertown, and Perkiomen: Cincinnati Insurance Company v. First Financial Bank et al., 07-02389 (E.D. Pa.), (the “School District Litigation”). Willow Financial Bank filed an answer and counterclaim on September 20, 2007 seeking damages for Cincinnati’s breach of contract for failure to defend and for bad faith. Cincinnati answered the Counterclaim and denied all of the Bank’s allegations. Willow Financial Bank has served discovery and received documents from Cincinnati and its counsel.  Cincinnati has not served any discovery. Willow Financial Bank filed a Motion for Judgment on the Pleadings as to Cincinnati’s duty to defend the Bank in the School District Litigation. Cincinnati filed its own Motion for Judgment on the Pleadings. Willow Financial Bank filed an opposition to Cincinnati’s Motion, and Boyertown also filed an opposition to Cincinnati’s Motion. The trial judge heard argument on the Bank’s Motion and Cincinnati’s Motion on May 30, 2008.

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

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol WFBC. At September 5, 2008, there were 2,473 registered shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks. On January 23, 2007, the Company’s Board of Directors authorized a 5% stock dividend, which was paid on February 23, 2007, to shareholders of record after the close of business on February 9, 2007. The following table shows the quarterly high and low trading prices of our stock and the amount of cash dividends declared per share for our past two fiscal years. The market prices and dividends for periods prior to February 23, 2007 have been adjusted to give retroactive effect to the 5% stock dividend.

	Stock Price		Cash dividends
	High	Low	per share
Quarter ended:
June 30, 2008	$9.75	$7.29	$0.115
March 31, 2008	8.69	6.30	0.115
December 31, 2007	12.49	8.39	0.115
September 30, 2007	12.83	10.86	0.115
June 30, 2007	$13.00	$11.25	$0.115
March 31, 2007	14.22	11.55	0.115
December 31, 2006	15.74	13.70	0.115
September 30, 2006	16.20	14.10	0.115

Performance Graph.  The following graph demonstrates comparison of the cumulative total returns for the common stock of Willow Financial Bancorp, the NASDAQ Composite Index and the SNL Securities Thrift Index for the periods indicated.  The graph below represents $100 invested in our common stock at its closing price on June 30, 2003.  The cumulative total returns include the payment of dividends by Willow Financial Bancorp.

	Period Ending
Index	6/30/03	06/30/04	06/30/05	06/30/06	06/30/07	06/30/08
Willow Financial Bancorp, Inc.	$100.00	$96.21	$90.68	$101.44	$90.07	$59.19
NASDAQ Composite	100.00	126.19	126.75	133.85	160.42	141.30
SNL Thrift Index	100.00	116.68	131.55	147.38	145.80	75.43

*              Source: SNL Financial LC

The information for all equity based and individual compensation arrangements is incorporated by reference from Item 12 hereof.

(b)           Not applicable

(c)           Purchases of Equity Securities

The following table represents the repurchasing activity of the share repurchase program during the fourth quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2008 – April 30, 2008	—	$ n/a	—	579,063
Month #2 May 1, 2008 – May 31, 2008	—	n/a	—	579,063
Month #3 June 30, 2008 – June 30, 2008	—	n/a	—	579,063
Total	—	$ n/a	—	579,063

Notes to this table:

(a)    On January 24, 2007, the Company issued a press release announcing that the Board of Directors authorized a share repurchase program (the “Program”). Pursuant to the Harleysville National Merger Agreement, the Company has agreed to not repurchase any additional shares of common stock without the prior written consent of Harleysville National.

(b)    The Company was authorized to repurchase 5% or 873,263 shares of the outstanding shares.

(c)    The Program has an expiration date of January 23, 2009.

Item 6.              Selected Financial Data

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Total assets	$1,584,645	$1,551,296	$1,570,734	$958,891	$921,228
Cash and cash equivalents	36,182	60,277	30,955	20,609	39,445
Investment securities available for sale	181,262	188,339	196,925	148,517	234,207
Investment securities held to maturity	75,781	88,363	105,561	164,451	98,513
Loans held for sale	14,199	8,075	2,635	1,795	1,136
Loans receivable, net	1,136,839	1,035,293	1,063,601	584,187	524,189
Deposits	1,002,878	1,092,730	1,016,500	602,678	603,115
Borrowings	413,740	235,538	338,753	237,400	206,168
Total stockholders’ equity	150,097	199,433	198,624	106,679	103,412

	For the year ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Interest income	$84,681	$86,050	$81,530	$49,679	$40,628
Interest expense	43,003	41,062	32,205	18,749	15,074
Net interest income	41,678	44,988	49,325	30,930	25,554
Provision for loan losses	3,173	653	3,380	1,232	426
Net interest income after provision for loan losses	38,505	44,335	45,945	29,698	25,128
Non-interest income	13,773	12,267	8,114	3,477	3,983
Non-interest expense	97,881	46,449	44,382	23,397	20,390
(Loss) income before income taxes	(45,603)	10,153	9,677	9,778	8,721
Income tax (benefit) expense	(2,128)	2,886	3,010	3,052	2,610
Net (loss) income	(43,475)	7,267	6,667	6,726	6,111
(Loss) Earnings per share—basic (1)	$(2.88)	$0.48	$0.47	$0.70	$0.63
(Loss) Earnings per share—diluted (1)	(2.88)	0.47	0.46	0.67	0.59
Cash dividends declared per share (1)	0.46	0.46	0.46	0.44	0.36
Dividend payout ratio	N/A	97.87%	100.00%	65.67%	61.02%

	At or for the year ended June 30,
	2008	2007	2006	2005	2004
Return on average assets	(2.77)%	0.47%	0.45%	0.70%	0.73%
Return on average equity	(24.25)	3.58	3.64	6.33	5.56
Average interest-earning assets to average interest-bearing liabilities	114.3	115.9	116.7	121.6	124.2
Interest rate spread (2)	2.56	2.85	3.31	2.88	2.94
Interest rate margin (3)	2.99	3.32	3.71	3.30	3.17
Non-performing assets to total assets (4)	0.69	0.25	1.01	0.33	0.34
Allowance for loan losses to:
Non-performing loans	137.2	317.1	106.4	227.5	188.0
Total loans less deferred fees	1.29	1.17	1.55	1.05	0.99
Average stockholders’ equity to average assets	11.41	13.26	12.31	10.88	13.10
Tangible stockholders’ equity to end of period assets	7.17	5.75	5.80	11.07	11.43
Total regulatory capital to risk-weighted assets (5)	12.56	13.31	12.60	17.70	17.72

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

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in understanding our financial condition, and the results of operations for Willow Financial Bancorp, Inc. and its subsidiaries, for the fiscal years ended June 30, 2008, 2007 and 2006. The information in this section should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included elsewhere herein.

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

Critical Accounting Policies

The following discussion and analysis of the Company’s financial condition and results of operations is based upon consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

2.     Realization of deferred income tax items .   Included in other assets is a “net deferred tax asset”, which is an estimate of net deferred tax assets and deferred tax liabilities. These estimates involve significant judgments and assumptions by management, which may have a material effect on the carrying value of this asset for financial reporting purposes. For a more detailed description of these items and estimates, see Note 15 to the consolidated financial statements at and for the fiscal year ended June 30, 2008.

3.     Goodwill and core deposit intangibles.   Goodwill represents the excess cost over fair value of assets acquired over liabilities as a result of the Merger and earlier branch acquisitions. Core deposit intangibles are a measure of the value of the checking, savings and money market deposits acquired in the Merger accounted for under the purchase method. The core deposit intangible is being amortized to expense over a twelve-year life using a method that approximates a level yield method. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets as well as the review of the estimated life at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. As discussed in Note 9 of the Notes to the Consolidated Financial Statements, the Company recorded an impairment charge to goodwill for the quarter ended December 31, 2007 in the amount of $40.0 million.

4.     Investment Securities. Securities are evaluated periodically whether a decline in their fair value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the statement of operations. Based upon evaluations performed as of June 30, 2008, the Company recorded impairment charges of approximately $1.9 million for the fiscal year ended June 30, 2008.

The Notes to Consolidated Financial Statements identify other significant accounting policies used in the development and presentation of the consolidated financial statements. This discussion and analysis, the significant accounting policies and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

Changes in Financial Condition

General.    Total assets increased by $33.3 million, or 2.1% to $1.58 billion at June 30, 2008 from $1.55 billion at June 30, 2007. The net loan portfolio increased $101.5 million or 9.8% while total deposits decreased by $89.9 million or 8.2%.

Cash and Cash Equivalents.    Cash and cash equivalents, which consist of cash in banks and interest-bearing deposits, amounted to $36.2 million and $60.3 million at June 30, 2008 and 2007, respectively. The decrease in cash and cash equivalents of $24.1 million or 40.0% was due primarily to the increase in loan originations and decrease in deposits, which were partially offset by proceeds from additional FHLB advances and repayments of investment securities. Additionally, there was a substantial cash build-up at June 30, 2007, which was reinvested during fiscal 2008 which contributed to the decrease in cash and cash equivalents.

Investment Securities Available for Sale.    At June 30, 2008, investment securities that were classified as AFS totaled $181.3 million, compared to $188.3 million in AFS securities at June 30, 2007. The decrease in AFS securities was due to principal repayments being utilized to partially fund the growth in loans during that period. The unrealized loss, net of income taxes, on AFS securities amounted to approximately $4.4 million at June 30, 2008 compared to $3.2 million at June 30, 2007. The increase in the unrealized loss was the result of the deterioration in the current interest rate environment.

Investment Securities Held to Maturity.    At June 30, 2008, investment securities classified as HTM totaled $75.8 million, compared to $88.4 million in HTM securities at June 30, 2007. HTM securities were comprised primarily of CMOs and mortgage-backed securities. The decrease in HTM securities was the result of calls, maturities and principal repayments within the portfolio. HTM investment securities are carried at amortized cost. In order to more effectively manage its interest rate risk, the Company plans limiting additions to its HTM portfolio.

Loans Held for Sale.    Real estate loans originated or purchased with the intention of being sold into the secondary market are classified as held for sale and are carried at the lower of aggregate cost or fair value with any unrealized loss reflected in the consolidated statements of operations. At June 30, 2008, $14.2 million of fixed-rate, single-family residential real estate loans were classified as held for sale compared to $8.1 million in loans classified as held for sale at June 30, 2007. The increase of $6.1 million resulted primarily from the timing of the origination of the loans and the ultimate delivery to the purchaser of the loans. In order to mitigate the risk of loss on the sale of these loans, the Company generally commits these loans for sale, on a best efforts basis, to a third party at the time that the borrower locks the loan with the Company.

Loans Receivable.    The loan portfolio, which does not include loans held for sale, increased $101.5 million or 9.8% to $1.14 billion at June 30, 2008 from $1.04 billion at June 30, 2007. The increase was primarily the result of growth experienced in the commercial real estate and commercial business portfolios as well as the acquisition of $34.9 million in home equity loans during the three months ended September 30, 2007.  Single-family residential loans decreased $32.6 million at June 30, 2008 compared to June 30, 2007 as a part of management’s strategy to reduce reliance on long-term single-family residential real estate loans in its portfolio and to sell newly originated residential mortgage loans into the secondary market. Commercial business loans increased by $54.0 million from June 30, 2007 to June 30, 2008. At June 30, 2008, home equity loans and lines of credit increased $63.1 million compared to June 30, 2007.

In the prior fiscal year, with the inverted (long-term rates are lower than short-term rates) and/or flat yield curve experienced, a number of loans within the commercial real estate portfolio were refinanced through other lenders, who offered extended terms without recourse. Additionally, the construction loan portfolio included larger residential projects, which sold at a more rapid pace than anticipated and the demand for new construction was not as robust as a result of a slowing in the housing market.

The allowance for loan losses increased to $14.8 million at June 30, 2008 compared to $12.2 million at June 30, 2007. The current fiscal year provision for loan losses increased from fiscal 2007 by approximately $2.6 million due largely to a $6.9 million increase in non-performing loans. This increase in non-performing assets resulted primarily from an internally originated $6.7 million collateralized commercial construction and land development loan with a long-term client of the Bank. Also, the real estate owned portfolio included one residential property located within the Company’s market area with an aggregate carrying value of $166 thousand as compared to no real estate owned as of June 30, 2007. During the current fiscal year, the Company recorded net charge-offs of $590 thousand.

Goodwill and Other Intangible Assets.    At June 30, 2008, intangible assets aggregated $71.5 million as compared to $109.9 million at June 30, 2007. Intangible assets include a core deposit intangible of $10.9 million, which resulted from the acquisition of Chester Valley. The core deposit intangible is being amortized over a 12-year life. Intangible assets also include goodwill, which primarily represents the excess cost over fair value of assets acquired over liabilities as a result of the Chester Valley acquisition. The goodwill that resulted from the Chester Valley acquisition was approximately $93.7 million. As a result of the BeneServ acquisition, goodwill of $1.4 million and customer intangibles of $3.1 million were recorded at June 30, 2008. In addition, goodwill of $959 thousand and customer intangibles of $2.3 million were recorded at June 30, 2008, as a result of the Carnegie acquisition. The customer intangible balances are being amortized over 10-year lives. The remaining balance of the goodwill relates to a branch acquisition in 1994 of approximately $836 thousand at June 30, 2008. Goodwill is measured for impairment at least annually. As discussed in Note 9 of the Notes to the Consolidated Financial Statements, the Company recorded an impairment charge to goodwill for the quarter ended December 31, 2007 in the amount of $40.0 million.

Other Assets.     Other assets increased by approximately $4.0 million from June 30, 2007 to June 30, 2008 due primarily to the sale of $3.0 million in investment securities which occurred on June 30, 2008, but settled in early July 2008.

Deposits.    During the year ended June 30, 2008, total deposits decreased by $89.9 million or 8.2%. The decrease resulted primarily from the maturity of higher costing certificates, which did not renew with the Bank. Core deposits, which we define as savings, checking, NOW and money market accounts, decreased by $4.7 million as a result of withdrawals from customers money market demand accounts. Checking accounts totaled $263.4 million or 26.2% of total deposits at June 30, 2008 compared to $267.0 million, or 24.4% of total deposits at June 30, 2007.

The Company will continue to deploy a strategy to increase core deposit accounts and balances through targeted marketing, cross selling of our existing customer base and expansion of our commercial business lending, which typically results in the opening of a checking account.

Securities Sold Under Agreements to Repurchase.     The Company’s repurchase liability increased by $55.0 million from June 30, 2007 to June 30, 2008 due to five new agreements as a result of opportunities to obtain lower cost funding rates than through FHLB borrowings and maturing certificates.

Federal Home Loan Bank Advances.    Advances from the FHLB of Pittsburgh are an additional source of funds used to supplement the funding of loan demand as well as for liquidity and other asset/liability purposes. At June 30, 2008, the total amount of these borrowings was $311.4 million, an increase of $121.7 million or 64.1% from the $189.8 million outstanding at June 30, 2007. The Bank determined that it was beneficial to utilize these borrowings to fund its loan growth rather than pay high rates for certificates.

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

On March 31, 2006, the Company issued $25.8 million of Junior Subordinated Debentures to the Willow Financial Statutory Trust I, a Connecticut Statutory Trust, in which the Company owns all of the common equity. The Trust then issued $25.0 million of Trust Preferred Securities, which pay interest quarterly at three-month Libor plus 1.31% to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but qualify as Tier I capital of the Bank to the extent of the amount of the proceeds, which are invested in the Bank. The Trust Preferred Securities are callable by the Company on or after September 30, 2011. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2036.

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

At June 30, 2008 and 2007, the Company had four and five interest rate swap arrangements, respectively, tied to specific loans originated by the Bank. The swaps effectively convert the rates from a fixed rate to a floating rate based on Libor throughout the lives of the underlying loans, as of June 30, 2008; whereas, the swaps effectively convert the rates from a floating rate to a fixed rate based on Libor throughout the lives of the underlying loans as of June 30, 2007. At June 30, 2008, the total outstanding notional amount on these swaps was $7.6 million. The weighted average floating and fixed rates on these transactions were 2.95% and 4.73%, respectively at June 30, 2008. The Company does not maintain sufficient documentation for these transactions to receive hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statement of operations. As such, based on the decrease in the market value of the interest rate swaps during fiscal 2008, the Company recognized a loss of $251 thousand in other income in the consolidated statement of operations with respect to these four swap agreements. The Company has recorded a net payable of $55 thousand at June 30, 2008 as compared to a net receivable of $196 thousand at June 30, 2007.

As part of the Chester Valley Merger, the Company assumed the responsibility for a $20 million notional interest rate swap whereby the Company paid a variable rate and received a fixed rate. The interest rate swap had been used to hedge certain FHLB borrowings of the former Chester Valley. On the date of the Chester Valley Merger, the interest rate swap and the hedged borrowings were marked to fair value as a result of purchase accounting. In September 2005, the hedged borrowings were repaid and the $10 million notional amount of the interest rate swap was unwound with the counter-party. After performing the appropriate documentation of the derivative instrument, the Company designated the remaining $10 million notional amount interest rate swap as a fair value hedge of certain existing borrowings of the Bank. The swap had the effect of converting a fixed rate borrowing to an adjustable rate borrowing. During the quarter ended December 31, 2005, the derivative instrument ceased to be a highly effective hedge; therefore, the Company discontinued hedge accounting resulting in a pre-tax charge to income of $47 thousand. The interest rate swap was unwound in February 2006 without any additional impact to operations. The basis adjustment that was previously recorded on the hedged borrowing that is recorded in the statement of financial condition is amortized as an increase in interest expense over the remaining life of the borrowing using the interest method.

Additionally, in August 2003, Chester Valley purchased a $30.0 million notional amount 3.50% six month Libor interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% six-month Libor interest rate cap (“Interest Rate Corridor”), which was to expire in August 2008. Chester Valley paid a net premium, which entitled it to receive the difference between six-month

Libor from 3.50% up to 6.00% applied to the $30.0 million notional amount. Upon consummation of the Chester Valley Merger, the Company assumed the Interest Rate Corridor and designated it to hedge certain borrowings of the Bank, which were variable in nature and indexed to six-month Libor. The Interest Rate Corridor was being used to hedge the cash flows of this borrowing. Prior to October 23, 2006, the Interest Rate Corridor reduced the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor had two components: the intrinsic value and the time value of the option. The Interest Rate Corridor was marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income, and the change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined. On October 23, 2006, the Company unwound the Interest Rate Corridor and recognized a gain of $804 thousand upon repayment of the $30 million FHLB advance.

Other Liabilities.    At June 30, 2008, other liabilities decreased $5.0 million to $12.0 million from $17.0 million at June 30, 2007.  This decrease was due primarily to a liability established at June 30, 2007 for an investment security purchase with a trade date in June 2007 for which settlement occurred in early July 2007.

Stockholders’ Equity.    At June 30, 2008, total stockholders’ equity amounted to $150.1 million or 9.5% of total assets compared to $199.4 million, or 12.9% of assets at June 30, 2007. This decrease was primarily the result of the goodwill impairment charge of $40.0 million. In addition, accumulated other comprehensive income decreased as a result of $1.2 million in unrealized investment security losses, net of tax. Treasury stock decreased primarily due to the release of $1.1 million in shares for the purchase of Carnegie Wealth Management offset by $299 thousand in stock repurchases. The Company paid aggregate cash dividends of $7.0 million.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the years ended June 30, 2008, 2007 and 2006. The table also shows the average yields and costs on interest-earning assets and interest-bearing liabilities for each of those years. Loans receivable include non-accrual loans. To adjust nontaxable loans and securities to a taxable equivalent, a 34.0% effective rate has been used for the fiscal years ending June 30, 2008, 2007, and 2006, respectively. The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information. Management believes that it is a standard practice in the banking industry to present net interest margin, net interest rate spread and net interest income on a fully tax equivalent basis. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	At June 30,
	2008			2007			2006
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Single family residential	$274,617	$14,382	5.24%	$292,221	$17,119	5.86%	$276,270	$17,173	6.22%
Construction and land	81,822	5,245	6.41	75,161	6,349	8.45	90,487	7,025	7.76
Commercial real estate	292,936	20,002	6.83	284,116	19,741	6.95	287,367	19,385	6.75
Commercial business	160,842	10,698	6.65	129,161	9,597	7.43	111,434	8,150	7.31
Consumer	321,707	19,319	6.01	269,807	16,839	6.24	233,264	14,022	6.01
Total Loans	$1,131,924	$69,646	6.15%	$1,050,466	$69,645	6.63%	$998,822	$65,755	6.58%
Securities and other investments	296,358	16,095	5.43	319,047	16,930	5.31	346,594	16,328	4.71
Total interest-earning assets	1,428,282	$85,741	6.00%	1,369,513	$86,575	6.32%	1,345,416	$82,038	6.10%
Non-interest-earning assets	142,634			161,827			142,022
Total assets	$1,570,916			$1,531,340			$1,487,438

Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$901,842	$28,220	3.13%	$900,640	$28,698	3.19%	$820,124	$18,476	2.25%
FHLB borrowings	258,910	10,725	4.14	225,722	8,868	3.93	312,420	12,626	4.04
Repurchase agreements	62,719	2,510	4.00	22,767	1,135	4.99	4,959	228	4.60
Trust preferred securities	24,901	1,548	6.22	32,999	2,361	7.15	15,548	875	5.63
Total interest-bearing liabilities	1,248,372	43,003	3.44%	1,182,128	41,062	3.47%	1,153,051	32,205	2.79%
Non-interest-bearing deposits	129,320			131,611			125,500
Non-interest-bearing liabilities	13,977			14,355			25,831
Stockholders’ equity	179,247			203,246			183,056
Total liabilities and stockholders’ equity	$1,570,916			$1,531,340			$1,487,438
Net interest-earning assets	$179,910			$187,385			$192,365
Net interest income		$42,738			$45,513			$49,833
Net interest rate spread			2.56%			2.85%			3.31%
Net interest margin			2.99%			3.32%			3.71%
Ratio of average interest-earning assets to average interest-bearing liabilities			114%			116%			117%

Although management believes that the above non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures to GAAP is presented below.

	Year Ended June 30,
	2008			2007			2006
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in Thousands)
Loans	$69,293	$353	$69,646	$69,315	$330	$69,645	$65,472	$283	$65,755
Investment securities	15,388	707	16,095	16,735	195	16,930	16,058	270	16,328
Total	$84,681	$1,060	$85,741	$86,050	$525	$86,575	$81,530	$553	$82,083

Rate/Volume Analysis

The following table shows the effect of changing rates and volumes on net interest income on a tax equivalent basis for the years ended June 30, 2008 and 2007, compared to the prior fiscal year. Information provided shows the effect on net interest income of (1) rates (changes in rate times prior volume), (2) volume (changes in volume times prior rate) and (3) rate/volume (changes in rate times change in volume).

	Increase (decrease) in net interest income for the year ended June 30, 2008 compared to the year ended June 30, 2007 due to				Increase (decrease) in net interest income for the year ended June 30, 2007 compared to the year ended June 30, 2006 due to
			Rate/	Increase/			Rate/	Increase/
	Rate	Volume	Volume	(Decrease)	Rate	Volume	Volume	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(4,544)	$5,375	$(298)	$533	$506	$3,399	$(15)	$3,890
Investment securities	221	(351)	(184)	(314)	2,185	(1,831)	(204)	150
Interest-bearing deposits	(247)	(303)	99	(451)	134	221	97	452
Total net change in income on interest-earning assets	(4,570)	4,721	(383)	(232)	2,825	1,789	(122)	4,492
Interest-bearing liabilities:
Deposits	(540)	38	24	(478)	7,709	1,812	701	10,222
FHLB advances	474	1,304	79	1,856	(343)	(3,503)	88	(3,758)
Repurchase agreements	(225)	1,994	(394)	1,375	19	820	68	907
Trust preferred securities	(377)	(516)	81	(811)	236	982	268	1,486
Total net change in expense on interest-bearing liabilities	(668)	2,820	(210)	1,942	7,621	111	1,125	8,857
Change in net interest income (expense)	$(3,902)	$1,901	$(173)	$(2,173)	$(4,796)	$1,678	$(1,247)	$(4,365)

Results of Operations

General.    Net loss for the year ended June 30, 2008 was $43.5 million, a decrease of $50.7 million or 698.3% from net income for the year ended June 30, 2007. Net income for the year ended June 30, 2007 was $7.3 million, an increase of $600 thousand, or 9.0%, from the year ended June 30, 2006.

The Company completed an interim impairment test of goodwill for the quarter ended December 31, 2007. As a result of this impairment test, the Company recorded an impairment charge of $40.0 million related to its banking unit.

Interest Income.    Interest income includes the interest earned on loans and investment securities, as well as yield adjustments for the premiums, discounts and deferred fees or costs recorded in connection with the acquisition of these assets. Total interest income for the year ended June 30, 2008 was $84.7 million compared to $86.1 million and $81.5 million for fiscal 2007 and 2006, respectively.

The decrease in interest income in fiscal 2008 compared to fiscal 2007 was $1.4 million due primarily to a decrease in the average yield of outstanding loans of 48 basis points from 6.63% for the year ended June 30, 2007 to 6.15% for the year ended June 30, 2008. The decrease in the average yield of the loan portfolio was primarily from the decrease in the short-term interest rates. Specifically, the Federal Reserve target rate decreased from 5.25% at June 30, 2007 to 2.00% at June 30, 2008. The Bank has a significant portfolio of variable rate loans, including commercial, residential real estate, and consumer home equity loans whose rates reset with changes in Federal Reserve target rates. In addition, the yield on construction and land loans declined due to an internally originated $6.7 million commercial construction and land development loan with a long-term client of the Bank entering non-accrual. Also, the increase in loan balances was due primarily to new loans originated after market loan rates had decreased and during a period of intense competition for high-quality commercial, real estate, business and consumer loans. The Company does not invest in sub-prime loans or related assets, and accordingly, did not incur any significant impact to its loan yields from disruptions in the credit markets for sub-prime assets. Interest income from securities, as of June 30, 2008, decreased $1.3 million or 8.0%, from June 30, 2007; however, the Company has been able to enhance investment securities yields due primarily to its ability to reinvest significant cash inflows from lower-yielding investments into higher-yielding investments.

The increase in interest income in fiscal 2007 compared to fiscal 2006 was $4.5 million or 5.5% due primarily to an increase in the average balance of outstanding loans of $51.6 million.  Additionally, the average yield on loans increased approximately five basis points in fiscal 2007 compared to fiscal 2006. The increase in the average yield of the loan portfolio was largely the result of a change in the mix of the loan portfolio reflecting the Company’s reduced reliance on long-term single-family residential mortgage loans and increase in home equity loans and lines of credit, along with the interest rate sensitive assets acquired from Chester Valley at a time in which the Federal Reserve was aggressively raising short-term interest rates. Also contributing to the increase was an approximate 71 basis point increase in the average yield in the investment securities portfolio.

Interest Expense.    Interest expense consists of the interest paid to depositors on their interest-bearing deposit accounts as well as interest paid on borrowings. For the fiscal year ended June 30, 2008, total interest expense was $43.0 million compared to $41.1 million and $32.2 million, for the fiscal years ended June 30, 2007 and 2006, respectively.

For the fiscal year ended June 30, 2008, interest expense increased by $1.9 million, or 4.7% compared to the fiscal year ended June 30, 2007. This increase was due primarily to a $2.4 million, or 19.6%, increase in interest expense on borrowings and repurchase agreements, which was partially offset by a $478 thousand, or 1.7% decrease in interest expense on deposits. This decrease in interest expense on deposits was due primarily to the decrease in average cost of deposits of six basis points in fiscal 2008 as compared to fiscal 2007. This decrease was partially offset by an increase of $65.0 million or 23.1% in the aggregate average balance of borrowings for the year ended June 30, 2008 compared to the year ended June 30, 2007. During the six-month period ended December 31, 2007, the Company experienced a lag in rate decreases on its variable rate deposits. This lag in deposit rate decreases was due to the competitive market, which kept deposit rates higher during the immediate periods following Federal Reserve rate reductions. This lag appears to have subsided in the quarter ended June 30, 2008, as the deposit rates have gradually declined. With the objective of maintaining competitive core deposit pricing, the Company’s variable deposit rate decreases occurred at a slower pace than the decreases experienced in the loan portfolio as floating rate loans contractually require adjustments in rates consistent with the Federal Funds rate adjustments. In the remaining six-month period of fiscal year 2008, the Company has successfully lowered its core deposit interest rates while maintaining relatively stable balances. Throughout the year, the Company executed a strategy in which it did not compete aggressively for single-service certificates, thereby avoiding unprofitable rates on new certificates. Additionally, contributing to the increased cost of deposits was a migration of balances from lower cost demand deposit and savings accounts to money market accounts as well as the inflow of the WIS customer deposits to money market accounts.

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

Net Interest Income.    Net interest income is determined from the average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-costing liabilities) as well as the relative amounts of average interest-earning assets compared to interest-bearing liabilities. The average interest rate spread computed on a fully tax equivalent basis for the years ended June 30, 2008, 2007 and 2006 was 2.56%, 2.85% and 3.31%, respectively. The net interest margin (i.e. net interest income expressed as a percentage of average interest-earning assets) was 2.99%, 3.32% and 3.71% for the same three respective fiscal years.

Net interest income decreased by $3.3 million or 7.4% to $41.7 million for the year ended June 30, 2008 as compared to $45.0 million for the year ended June 30, 2007. This decrease was due primarily to a decrease in the average yield on interest earning assets of 32 basis points, which was partially offset by a decrease in the average cost of interest-bearing liabilities to 3.44% for the year ended June 30, 2008 from 3.47% for the year ended June 30, 2007.  Additionally, pressures existed in the market place that maintained deposit rates at a high level. As such, the Company decided to increase its commercial loan portfolio, where interest is received on a floating basis. With the declining interest rate market, the Company’s commercial loan yields declined from the prior year.

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

Provision for Loan Losses.    In order to maintain the allowance for loan losses at a level that management deems adequate to absorb known and unknown losses which are both probable and can be reasonably estimated, a provision for loan losses is recorded through charges to earnings. The determination of the adequacy of the allowance is based upon the Company’s regular review of credit quality and is based upon, but not limited to, the following factors: an evaluation of our loan portfolio, loss experience, current economic conditions, volume, growth, composition of the loan portfolio and other relevant factors. The balance of the allowance for loan losses is an estimate and actual losses may vary from these estimates. Management assesses the allowance for loan losses at least quarterly and makes any necessary adjustments to maintain the allowance for losses at a level deemed adequate. For the years ended June 30, 2008, 2007 and 2006, the provisions for loan losses were $3.2 million, $653 thousand and $3.4 million, respectively. The increased amount of the provision in fiscal 2008 compared to fiscal 2007 is the result of the reduction of residential real estate loans as a percentage of total loans, which the Company now sells primarily all of its residential real estate production, and the corresponding increase in commercial loans, which carry a higher level of risk, as a percentage of total loans. In addition, non-performing loans increased due to an internally originated $6.7 million collateralized construction and land development loan with a long-term client of the Bank. The decreased amount of the provision in fiscal 2007 compared to fiscal 2006 was due primarily to the decrease in non-performing assets of $11.9 million, which was partially offset by net charge-offs of $5.2 million.

At June 30, 2008, the balance in the allowance for loan losses was $14.8 million compared to $12.2 million at June 30, 2007, with the increase resulting from $6.9 million in non-performing loans and $590 thousand in net charge-offs during fiscal 2008. The percentage of the allowance for losses to loans, net of deferred fees, increased to 1.29% at June 30, 2008 compared to 1.17% at June 30, 2007.

Management believes the allowance for loan loss was adequate at June 30, 2008 and represents all known and inherent losses in the portfolio that are both probable and reasonably estimable. No assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio. Regulatory agencies, in the course of their regular examinations, review the allowance for losses and carrying value of non-performing assets. No assurance can be given that these agencies might not require changes to the allowance for losses in the future.

Non-Interest Income.    Non-interest income is comprised of investment services income, account service fees and charges, loan servicing fees, realized gains and losses on assets available or held for sale, increases in the cash surrender value of bank owned life insurance (“BOLI”) and with the acquisitions of BeneServ, insurance premiums, and Carnegie, professional investment consulting services. Total non-interest income for the years ended June 30, 2008, 2007, and 2006 was $13.8 million, $12.3 million and $8.1 million, respectively.

The increase in non-interest income of $1.5 million, or 12.3%, during fiscal 2008 compared to fiscal 2007 was due primarily to increases of $1.9 million in gains on the sale of loans, a $1.7 million increase in income from insurance operations, and $876 thousand in investment services income. These were partially offset by a reduction in gains on securities AFS due primarily to other-than-temporary impairment write-downs aggregating $1.9 million, and the absence of $804 thousand from a prior year gain on the unwinding of the Interest Rate Corridor.

The increase in non-interest income of $4.2 million, or 51.2%, during fiscal 2007 compared to fiscal 2006 was due primarily to a $1.1 million difference in the amount of change recognized on the sale of investment securities available-for-sale, a gain of $804 thousand recorded during the quarter ended December 31, 2006 on the unwinding of the Interest Rate Corridor, increased investment services income of $687 thousand, $637 thousand for income from the insurance operations of BeneServ, increased service charges and fees of $443 thousand, and $363 thousand in gains on the sale of real estate. These items were partially offset by a reduction in the fair value of interest rate swaps recognized in other income. The increase in service charges and fees was due primarily to growth in the deposit base. The increase in investment services income was the result of growth in the trust operations and the sales of retail investment products through the branch network.

Non-Interest Expense.    The primary components of non-interest expense are compensation and employee benefits, occupancy and equipment expenses, data processing costs, deposit account services, professional fees and a variety of other expenses. For the years ended June 30, 2008, 2007, and 2006, non-interest expense totaled $97.9 million, $46.4 million and $44.4 million, respectively. Non-interest expense increased $51.4 million, or 110.7%, from the year ended June 30, 2007 to the comparable period ended June 30, 2008. The most significant cause for this increase was the previously discussed goodwill impairment charge of $40.0 million recorded in the three-month period ended December 31, 2007.  In addition, professional fees increased by $5.0 million due primarily to consulting and legal costs incurred in investigating and resolving the Company’s previously disclosed out of balance condition in its financial statements for prior periods as well as increased costs for the Company’s independent registered public accounting firm, along with costs associated with due diligence related to the acquisition of the Company by Harleysville National Corporation (“HNC”), announced on May 21, 2008.

Salaries and employee benefit expenses totaled $28.8 million, $24.1 million and $19.4 million, respectively, for the fiscal years ended June 30, 2008, 2007, and 2006. For the fiscal year ended June 30, 2008, the increase in compensation costs was due primarily to the acquisition of Carnegie, which occurred on December 21, 2007, a full year of expenses from BeneServ, which was acquired on March 30, 2007, and increased commissions paid to loan officers due to the expansion of the mortgage operations. For the fiscal year ended June 30, 2007, compensation costs increased by $4.7 million partially as a result of operating our expanded branch office network for a full 12 months after the acquisition of Chester Valley on August 31, 2005 as well as new hirings in the lending and wealth management areas during the year ended June 30, 2007 along with normal salary increases. At June 30, 2007, the Company had 374 full-time employees compared to 312 at June 30, 2006. In addition, $519 thousand of compensation costs were recorded during fiscal 2007 due to severance payments and costs associated with the retirement of three Board members as well as certain employee reductions. For the year ended June 30, 2006, compensation and benefit costs increased approximately $6.4 million or 48.8% due primarily to an increased number of employees as a result of the Merger.

Occupancy and equipment expenses were $9.2 million, $8.1 million and $6.0 million for the fiscal years ended June 30, 2008, 2007, and 2006, respectively. During fiscal year 2008, occupancy costs increased due primarily to rental and other occupancy costs associated with the opening of the Feasterville and Oxford branches and the aforementioned Carnegie acquisition and a full year of BeneServ. During fiscal year 2007, occupancy costs increased partially as a result of operating our expanded branch office network for 12 full months after the acquisition of Chester Valley and also due to additional rental costs incurred at the corporate headquarters building and rental expense associated with certain Bank buildings sold in a sale/leaseback transaction. During fiscal year 2006, these costs increased $3.4 million due to the addition of 13 branch locations from the Chester Valley Merger as well as the Company’s relocation to a new corporate headquarters and operations building in February 2006. In fiscal 2006, the approximate occupancy cost of $237 thousand for the headquarters building was offset by a sale-leaseback of certain of the Bank’s branches for which the cash proceeds were invested in loans or repaid borrowings. The Company’s rent expense increased from $2.0 million in fiscal 2006 to $2.9 million in fiscal 2007.

Advertising expenses for fiscal 2008, 2007 and 2006 were $2.1 million, $2.0 million and $1.5 million, respectively. The balance for fiscal 2008 was relatively stable as compared to fiscal 2007 due to the opening of a new branch in August 2007 and increased marketing efforts in the current competitive environment. The increase in fiscal year 2007 was a result of the Bank’s re-branding efforts during the year associated with the change in the Bank’s name. The increase during fiscal 2006 was due primarily to direct mail campaigns to the combined company’s customer base as the Company commissioned a study of its customer base and found there were significant opportunities to cross-sell its existing products.

For the fiscal years ended June 30, 2008, 2007, and 2006, amortization of intangible assets was $2.3 million, $2.1 million and $1.9 million respectively. The significant increase in fiscal 2006 was the result of the amortization of the core deposit intangible recorded as a result of the Merger. The asset is being amortized over a twelve-year period.

Data processing expenses were $2.0 million, $1.5 million, and $1.2 million, respectively, for fiscal 2008, 2007 and 2006. The increase in each year results from rate increases of third party providers as well as increased account volumes.

Professional fees were $7.4 million, $2.4 million and $2.3 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. In fiscal 2008, professional fees increased due primarily to consulting and legal costs incurred in investigating and resolving the Company’s previously disclosed out of balance condition in its financial statements for prior periods, as well as increased costs for the Company’s independent registered public accounting firm, along with costs associated with due diligence related to the acquisition of the Company by Harleysville National Corporation (“HNC”), announced on May 21, 2008. In fiscal 2007, professional fees were relatively stable as compared to fiscal 2006.

For the fiscal years ended June 30, 2008, 2007, and 2006, other expenses, which include miscellaneous operating items, were $6.1 million, $6.1 million and $11.9 million, respectively. The significant decrease in fiscal 2007 was due to an approximate $7.7 million write-off of un-reconciled differences in fiscal 2006 that were the result of the Company not completing reconciliations in a timely and consistent manner nor investigating and resolving reconciling items identified in the reconciliation process. This write-off was partially offset by $670 thousand in reductions to salaries and employee benefit expense and $487 thousand in increased non-interest income as a result of the reconciliation review.

Goodwill Impairment.     The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangibles,” and performs an annual impairment test of goodwill. However, when circumstances indicate that an event has occurred during an interim period, the Company will perform an impairment test at that time. The Company determined that such an event occurred during the quarter ended December 31, 2007, resulting in a charge of $40.0 million. During this period, conditions in the housing market continued to deteriorate resulting in a tightening of available credit in the marketplace. Additionally, several companies that specialized in sub-prime lending declared bankruptcy. These market conditions and related concerns surrounding credit cause valuations for thrifts and other financial institutions to decrease significantly during this quarter.

Income Tax Benefit / Expense.   For the fiscal years ended June 30, 2008, 2007, and 2006, income tax (benefit) expense amounted to $(2.1) million, $2.9 million and $3.0 million, respectively. The effective tax rates for fiscal 2008, 2007 and 2006 were 4.7%, 28.4% and 31.1%, respectively. The decrease in the income tax expense for the year ended June 30, 2008 was primarily due to the Company’s loss before income taxes of $5.6 million, excluding the goodwill impairment charge. In addition, there was an increase in the balance of tax-exempt securities and related income as well as credits received on low income housing partnerships representing a larger portion of pre-tax book earnings, exclusive of the goodwill impairment charge, which is not deductible for tax purposes. The decrease in the income tax expense and the effective tax rate for the year ended June 30, 2007 was primarily related to an increase in the relative balance of income from tax-exempt securities as a proportion of income before income taxes.

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

We use our liquidity resources to fund existing and future loan commitments, to fund maturing certificates and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2008, outstanding approved loan commitments were $36.4 million and certificates maturing within the next twelve months amounted $186.9 million.

During the current fiscal year, the Company utilized principal repayments on investment securities and loans to reduce its use of borrowings from the FHLB. Outstanding borrowings from the FHLB have increased to $311.4 million at June 30, 2008 as compared to $189.8 million at June 30, 2007. Under terms of the borrowing agreement with the FHLB, the Bank pledges certain assets such as residential real estate loans and mortgage-backed securities as well as stock in the FHLB as collateral for these advances. At June 30, 2008, the Bank had $209 million in additional borrowing capacity available from the FHLB.

Prior to the Chester Valley Merger, the Company had not in the past used any significant off-balance sheet financing arrangement for liquidity or other purposes. Our financial assets with off-balance sheet risk are limited to obligations to fund loans to borrowers pursuant to existing loan commitments. Additionally, the Company has not had any transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could affect its liquidity or capital resources, nor do we currently intend to engage in trading commodity contracts.

The Company fully anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.

The Company’s contractual obligations as of June 30, 2008 are as follows:

	Payments Due by Period:
	Total	Less Than\ 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in thousands)
FHLB advances	$311,428	$24,696	$61,851	$103,906	$120,975
Operating leases	26,373	2,740	4,547	3,683	15,403
Total contractual obligations	$337,801	$27,436	$66,398	$107,589	$136,378

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Lines of credit	$134,267	$88,585	$174	$710	$44,798
Standby letters of credit	10,928	10,928	—	—	—
Other commitments to make loans	36,356	36,356	—	—	—
Construction loans	90,848	76,582	3,662	3,154	7,450
Total contractual obligations	$272,399	$212,451	$3,836	$3,864	$52,248

Impact of Inflation and Changing Prices

The consolidated financial statements, accompanying notes, and related financial data presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.           Quantitative and Qualitative Disclosure of Market Risk

Asset/Liability Management and Interest Rate Risk

The market value of assets and liabilities, as well as future earnings, can be affected by interest rate risk. Market values of certain financial assets have an inverse relationship to rates (i.e. when interest rates rise, the market value of many of the Company’s assets decline and when rates fall, the market value of many of the Company’s assets rise). The primary assets of the Company are loans to borrowers who often have the ability to prepay their loan. Therefore, in a falling rate environment, the increase in the market value of the Company’s assets is limited by this option for the borrower to prepay the loan.

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

The following gap table shows the amount as of June 30, 2008 of the Bank’s assets and liabilities projected to mature or re-price within various time periods. This table includes certain assumptions management has made that affect the rate at which loans will prepay as well as the duration of core deposits. Changes in interest rates may affect these assumptions, which would impact our gap position.

	0 to 3	3 to 12	1 to 3	3 to 5	over 5
	months	months	years	years	years	Total
	(Dollars in thousands)
Investment securities and interest-bearing deposits	$52,773	$36,282	$53,730	$40,624	$98,474	$281,883
Loans receivable	377,403	200,580	322,998	141,306	122,732	1,165,019
Total interest-earning assets	430,176	236,862	376,728	181,930	221,206	1,446,902
Deposits	515,209	151,580	87,109	31,638	86,904	872,440
Borrowings	13,039	80,104	191,947	44,000	61,770	390,860
Total interest-bearing liabilities	528,248	231,684	279,056	75,638	148,674	1,263,300
Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(98,072)	$5,178	$97,672	$106,292	$72,532	$183,602
Cumulative excess (deficiency) of interest-earning assets over interest-bearing liabilities	$(98,072)	$(92,894)	$4,778	$111,070	$183,602	$183,602
Cumulative excess (deficiency) of interest-earning assets to Interest-bearing liabilities as a Percent of total assets	(6.2)%	(5.9)%	0.3%	7.0%	11.6%	11.6%
Ratio of interest-earning assets to interest-bearing liabilities	81.4%	102.2%	135.0%	240.5%	148.8%	114.5%
Cumulative ratio of interest-Earning assets to assets to Interest-bearing liabilities	81.4%	87.8%	100.5%	110.0%	114.5%

At June 30, 2008, the ratio of the cumulative interest-earning assets maturing or re-pricing in one-year or less to interest-bearing liabilities maturing or re-pricing in one-year or less was 87.8%, which results in a cumulative one-year gap to total assets ratio of negative 5.9%, indicating that the Bank’s net interest income could decline depending upon the degree to which interest rates change and the change in the relationship between interest rates used to re-price assets and interest rates used in the re-pricing of liabilities.

The Company has adopted asset/liability management policies designed to quantify the interest rate risk caused by mismatches in the maturities and re-pricing of our interest-earning assets and interest-bearing liabilities. These interest rate risk and asset/liability management actions are taken under the guidance of the Finance Committee. The Finance Committee’s purpose is to communicate, coordinate and control asset/liability management consistent with our business plan and Board approved policies. The objective of the Finance Committee is to manage asset and funding sources to produce results that are consistent with liquidity, capital adequacy, growth, and risk and profitability goals. The Finance Committee meets at least quarterly and monitors the volume and mix of assets and funding sources taking into account the relative costs and spreads, the interest rate sensitivity gap and liquidity needs. The Finance Committee also reviews economic conditions and interest rate projections, current and projected liquidity needs and capital positions, anticipated changes in the mix of assets and liabilities, and interest rate exposure limits versus current projections pursuant to gap analysis and interest income simulations. At each meeting, the Finance Committee recommends changes in strategy as appropriate. Interest rate risk issues are also discussed by the Board of Directors on a regular basis. Management meets periodically to monitor progress in achieving asset/liability targets approved by the Board, particularly the type and rate on asset generation and sources of funding.

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

Presented below, as of June 30, 2008 and 2007, is an analysis of the interest rate risk position as measured by NPV and sensitivity based upon various rate scenarios. These values were obtained from an internal model produced by the Bank as required by OTS regulation as total assets now exceed $1.0 billion. Due to the level of interest rates, no values are calculated for hypothetical rate scenarios of down 300 basis points at June 30, 2008 and 2007. It only provides an estimate of economic value at a point in time and the economic value of the same portfolio under the above referenced interest rate scenarios.

Estimated change in NPV and Sensitivity
 At June 30, 2008

	Net Portfolio Value
	Amount of Change	Percent of change	To Assets
	(in thousands)
Hypothetical change in interest rates
up 300 basis points	$(21,737)	(12.4)%	10.52%
up 200 basis points	(11,720)	(6.4)	10.99
up 100 basis points	(3,337)	(1.9)	11.28
no change—base case	—	—	11.27
down 100 basis points	(5,518)	(3.1)	10.73
down 200 basis points	(24,989)	(14.2)	9.38

Estimated change in NPV and Sensitivity
At June 30, 2007

	Net Portfolio Value
	Amount of Change	Percent of change	To Assets
	(in thousands)
Hypothetical change in interest rates
up 300 basis points	$(53,648)	(35.1)%	7.26%
up 200 basis points	(35,035)	(22.9)	8.62
up 100 basis points	(16,798)	(11.0)	9.96
no change—base case	—	—	11.19
down 100 basis points	13,757	9.0	12.20
down 200 basis points	21,829	14.3	12.79

NPV is more sensitive and may be more negatively impacted by rising interest rates than by declining rates. This occurs primarily because as rates rise, the market value of long-term fixed rate assets, like fixed rate real estate loans, declines due to both the rate increase and slowing prepayments. When rates decline, these assets do not experience similar appreciation in value. This is due to the decrease in the duration of the asset resulting from the increase in prepayments.

Recently Issued Accounting Pronouncements

FASB Staff Position FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities

In June 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities.” FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. The Company is evaluating the impact of FSP No. EITF 03-6-1.

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 improves financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is evaluating the impact of Statement No. 162.

FASB Staff Position FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact of FSP No. FAS 142-3.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related and cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods after November 15, 2008, with early application encouraged. The Company is evaluating the impact of Statement No. 161 on its consolidated financial statements.

FASB Statement No. 141(R), Business Combinations

In December 2007, the Financial Accounting Standards Board issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Statement No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of Statement No. 141(R) on its consolidated financial statements.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Statement No. 160 requires that a reporting entity provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of Statement No. 160 on its consolidated financial statements.

FASB Statement No, 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company did not elect early adoption and is currently assessing the implications of this Statement on its consolidated financial statements.

FASB Statement No, 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Company did not elect early adoption and is currently assessing the implications of this Statement on its consolidated financial statements.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently assessing the implications of this Statement on its consolidated financial statements.

FASB Interpretation 48, Accounting for Uncertainty in Income Tax Positions

Effective July 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2008, the Company had no material unrecognized tax benefits, accrued interest or penalties.  Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of June 30, 2008, tax years 2005 through 2007 remain subject to Federal examination as well as examination by state taxing jurisdictions.

Selected Quarterly Financial Data

The following table presents selected quarterly operating data for the fiscal years ended June 30, 2008 and 2007.

	For the quarter ended
	06/30/08	03/31/08	12/31/07	09/30/07
	(Dollars in thousands, except per share data)
Total interest income	$19,569	$21,579	$21,768	$21,765
Total interest expense	8,940	10,802	11,802	11,459
Net interest income	10,629	10,777	9,966	10,306
Provision for loan loss	1,688	824	419	242
Total non-interest income	1,807	4,501	3,599	3,866
Total non-interest expense	15,338	16,223	53,986 *	12,334
Income tax (benefit) expense	(1,249)	(92)	(1,225)	438
Net (loss) income	(3,341)	(1,677)	(39,615)	1,158
(Loss) Earnings per share
Basic	$(0.23)	$(0.11)	$(2.62)	$0.08
Diluted	$(0.23)	$(0.11)	$(2.62)	$0.08

                * Includes goodwill impairment charge of $40.0 million.

The earnings per share amounts for periods prior to March 31, 2007 have been adjusted to give retroactive effect to the 5% stock dividend.

	For the quarter ended
	06/30/07	03/31/07	12/31/06	09/30/06
	(Dollars in thousands, except per share data)
Total interest income	$21,654	$21,122	$21,384	$21,890
Total interest expense	10,734	10,381	10,396	9,551
Net interest income	10,920	10,741	10,988	12,339
Provision (recovery) for loan loss	753	—	—	(100)
Total non-interest income	3,727	2,898	3,332	2,310
Total non-interest expense	13,173	11,433	10,887	10,956
Income tax (benefit) expense	(43)	704	1,025	1,200
Net income	764	1,502	2,408	2,593
Earnings per share
Basic	$0.05	$0.10	$0.16	$0.17
Diluted	$0.05	$0.10	$0.16	$0.17

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Willow Financial Bancorp, Inc.:

We have audited the accompanying consolidated statements of financial condition of Willow Financial Bancorp, Inc. and subsidiary (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 15, 2008, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
September 15, 2008

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Willow Financial Bancorp, Inc.:

We have audited Willow Financial Bancorp, Inc. and subsidiary’s (the Company) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9Ab. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in Management’s Report on Internal Controls Over Financial Reporting in the area of effective review and analysis of financial statement account reconciliations and review of journal entries and considering the impact of routine and non-routine transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended June 30, 2008 of the Company. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2008 consolidated financial statements, and this report does not affect our report dated September 15, 2008 which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

KPMG LLP
Philadelphia, Pennsylvania
September 15, 2008

Willow Financial Bancorp, Inc.
Consolidated Statements of Financial Condition

	At June 30, 2008	At June 30, 2007
	(Dollars in thousands, except share data)
Assets:
Cash and cash equivalents:
Cash in banks	$28,427	$21,124
Interest-bearing deposits	7,755	39,153
Total cash and cash equivalents	36,182	60,277
Investment securities — trading	1,282	1,176
Federal Home Loan Bank Stock	15,803	11,394
Investment securities available for sale (amortized cost of $187,935 and $193,232, respectively)	181,262	188,339
Investment securities held to maturity (fair value of $73,614 and $86,488, respectively)	75,781	88,363
Loans held for sale	14,199	8,075
Loans receivable	1,150,820	1,047,012
Deferred fees and costs, net	812	491
Allowance for loan losses	(14,793)	(12,210)
Loans receivable, net	1,136,839	1,035,293
Accrued interest receivable	6,181	6,654
Property and equipment, net	10,412	11,307
Bank owned life insurance	12,410	11,930
Real estate owned	166	—
Other intangible assets, net	14,589	14,345
Goodwill	56,959	95,597
Other assets	22,580	18,546
Total Assets	$1,584,645	$1,551,296
Liabilities and Stockholders’ Equity:
Liabilities:
Interest-bearing deposits	$872,440	$951,629
Non-interest-bearing deposits	130,438	141,101
Securities sold under agreements to repurchase	75,000	20,000
Advance payments from borrowers for taxes and insurance	4,192	4,254
Federal Home Loan Bank Advances	311,428	189,764
Trust preferred securities and other borrowings	27,312	25,774
Accrued interest payable	1,708	2,303
Other liabilities	12,030	17,038
Total Liabilities	1,434,548	1,351,863
Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, $0.01 par value; (40,000,000 authorized; 17,493,825 and 17,487,770 issued at June 30, 2008 and 2007, respectively)	178	175
Additional paid-in capital	190,943	190,776
Retained (deficit) earnings—substantially restricted	(4,441)	46,030
Treasury stock (1,822,606 and 1,920,025 shares at June 30, 2008 and 2007, respectively, at cost	(30,258)	(31,046)
Accumulated other comprehensive loss	(4,406)	(3,180)
Obligation of deferred compensation plan	1,293	1,277
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(2,141)	(2,958)
Recognition and Retention Plan Trust (RRP)	(1,071)	(1,641)
Total Stockholders’ Equity	150,097	199,433
Total Liabilities and Stockholders’ Equity	$1,584,645	$1,551,296

See accompanying Notes to Consolidated Financial Statements

Willow Financial Bancorp, Inc.
Consolidated Statements of Operations

	For the year ended June 30,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Interest Income:
Loans	$69,293	$69,315	$65,472
Mortgage-backed and investment securities	15,388	16,735	16,058
Total interest income	84,681	86,050	81,530
Interest expense:
Deposits	28,220	28,698	18,476
Securities sold under agreements to repurchase	2,510	1,135	228
Borrowings	12,273	11,229	13,501
Total interest expense	43,003	41,062	32,205
Net interest income	41,678	44,988	49,325
Provision for loan losses	3,173	653	3,380
Net interest income after provision for loan losses	38,505	44,335	45,945
Non-interest income:
Investment services income, net	4,197	3,321	2,634
Income from insurance operations	2,289	637	—
Service charges and fees	5,476	5,423	4,980
Gain (loss) on :
Sale of loans	2,554	616	357
Securities available for sale	(1,671)	228	(919)
Real estate	21	380	17
Gain on termination of interest rate corridor	—	804	—
Other	907	858	1,045
Total non-interest income	13,773	12,267	8,114
Non-interest expense:
Salaries and employee benefits	28,756	24,097	19,436
Occupancy and equipment	9,170	8,059	6,011
Data processing	2,000	1,504	1,220
Advertising	2,077	2,041	1,504
Deposit insurance premiums	120	120	124
Amortization of intangible assets	2,255	2,131	1,928
Professional fees	7,421	2,444	2,303
Goodwill impairment	40,000	—	—
Other	6,082	6,053	11,856
Total non-interest expense	97,881	46,449	44,382
(Loss) income before income taxes	(45,603)	10,153	9,677
Income tax (benefit) expense	(2,128)	2,886	3,010
Net (Loss)/Income	$(43,475)	$7,267	$6,667
(Loss) Earnings per share:
Basic	$(2.88)	$0.48	$0.47
Diluted	$(2.88)	$0.47	$0.46
Dividends per share paid during period	$0.46	$0.46	$0.46
Weighted average shares outstanding
Basic	15,126,078	15,117,871	13,934,631
Diluted	15,208,696	15,350,859	14,291,701

See accompanying Notes to Consolidated Financial Statements

Willow Financial Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) Income

	Common stock	Additional paid in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Obligation of deferred compensation plan	Treasury stock	Common stock acquired by benefit plans	Total
	(Dollars in thousands, except per share data)
Balance at June 30, 2005	$115	$86,086	$55,681	$(1,353)	$1,076	$(28,072)	$(6,855)	$106,678
Net income	—	—	6,667	—	—	—	—	6,667
Other comprehensive loss	—	—	—	(1,964)	—	—	—	(1,964)
Common stock issued in acquisition	50	90,966	—	—	—	—	—	91,016
Exercise of Stock Options	1	1,274	—	—	—	—	—	1,275
Stock based compensation	—	306	—	—	—	—	—	306
ESOP shares committed to be released	—	—	—	—	—	—	462	462
Obligation of deferred compensation plan	—	—	—	—	182	—	—	182
Amortization of RRP shares	—	—	—	—	—	—	645	645
Treasury stock acquired (15,132 shares at cost)	—	—	—	—	—	(179)	—	(179)
Tax benefit related to employee stock benefit plans	—	254	—	—	—	—	—	254
Cash dividends paid—($0.46 per share)	—	—	(6,718)		—	—	—	(6,718)
Balance at June 30, 2006	$166	$178,886	$55,630	$(3,317)	$1,258	$(28,251)	$(5,748)	$198,624
Net income	—	—	7,267	—	—	—	—	7,267
Other comprehensive income	—	—	—	137	—	—	—	137
Stock dividend	8	9,929	(9,937)	—	—	—	—	—
Cash issued in lieu of fractional shares	—	—	(10)	—	—	—	—	(10)
Exercise of Stock Options	1	1,391	—	—	—	—	—	1,392
Stock based compensation	—	756	—	—	—	—	—	756
ESOP shares committed to be released	—	—	—	—	—	—	329	329
Obligation of deferred compensation plan	—	—	—	—	19	—	—	19
Amortization of RRP shares	—	—	—	—	—	—	820	820
Restricted shares issued from Treasury	—	(447)	—	—	—	447	—	—
Treasury stock acquired (269,200 shares at cost)	—	—	—	—	—	(3,242)	—	(3,242)
Tax benefit related to employee stock benefit plans	—	261	—	—	—	—	—	261
Cash dividends paid—($0.46 per share)	—	—	(6,920)	—	—	—	—	(6,920)
Balance at June 30, 2007	$175	$190,776	$46,030	$(3,180)	$1,277	$(31,046)	$(4,599)	$199,433
Net loss	—	—	(43,475)	—	—	—	—	(43,475)
Common stock issued in acquisition	—	—	—	—	—	1,068	—	1,068
Other comprehensive loss	—	—	—	(1,226)	—	—	—	(1,226)
Exercise of stock options	3	39	—	—	—	—	—	42
Stock based compensation	—	38	—	—	—	—	—	38
ESOP shares committed to be released	—	—	—	—	—	—	607	607
Obligation of deferred compensation plan	—	—	—	—	16	—	(16)	—
Amortization of RRP shares	—	—	—	—	—	—	883	883
Grant of restricted shares	—	87	—	—	—	—	(87)	—
Restricted shares issued from Treasury	—	(19)	—	—	—	19	—	—
Treasury stock acquired (25,000 shares, at cost)	—	—	—	—	—	(299)	—	(299)
Tax benefit related to employee stock benefit plans	—	22	—	—	—	—	—	22
Cash dividends paid—($0.46 per share)			(6,996)					(6,996)
Balance at June 30, 2008	$178	$190,943	$(4,441)	$(4,406)	$1,293	$(30,258)	$(3,212)	$150,097

	For the year ended June 30,
	2008	2007	2006
Net (loss) income	$(43,475)	$7,267	$6,667

Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on securities available for sale during the period	(2,291)	1,051	(2,937)
Change in tax rate	(38)	—	—
Gain on termination of interest rate corridor	—	(523)	—
Reclassification adjustments for losses (gains) included in net income	1,103	(148)	597
Net unrealized (loss) gain on cash flow hedge	—	(243)	376
Comprehensive (loss) income	$(44,701)	$7,404	$4,703

See accompanying Notes to Consolidated Financial Statements.

Willow Financial Bancorp, Inc.
Consolidated Statements of Cash Flows

	For the year ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Net (loss) income	$(43,475)	$7,267	$6,667
Add (deduct) items not affecting cash flows from operating activities:
Depreciation	2,956	2,598	1,837
Amortization of premium and accretion of discount, net	291	180	347
Impairment of goodwill	40,000	—	—
Amortization of intangible assets	2,255	2,131	1,928
Provision for loan losses	3,173	653	3,380
Gain on sale of loans held for sale	(2,554)	(616)	(357)
Loss (gain) on sale of investment securities	(200)	(228)	919
Investment impairment	1,869	—	—
Gain on termination of interest rate corridor	—	(804)	—
Gain on sale of real estate	(21)	(380)	(17)
Origination of loans held for sale	(201,258)	(57,313)	(79,068)
Proceeds from the sale of loans held for sale	197,688	52,489	81,911
Increase in trading account securities	(106)	(274)	(820)
(Accretion) amortization of deferred loan fees, discounts and premiums	306	(843)	(1,056)
Decrease (increase) in accrued interest receivable	473	(7)	335
(Increase) decrease in value of bank owned life insurance	(480)	(447)	(369)
(Increase) decrease in other assets	(3,476)	(2,502)	6,908
(Decrease) increase in other liabilities	(5,008)	7,242	(13,391)
Stock based compensation	1,529	1,931	1,963
Excess tax benefits from stock-based compensation	(22)	(261)	(254)
(Decrease) increase in accrued interest payable	(595)	18	(271)
Net cash (used in) provided by operating activities	(6,655)	10,834	10,592
Cash flows from investing activities:
Capital expenditures	(2,009)	(5,080)	(3,948)
Proceeds from sale of office buildings	—	1,914	11,139
Net (increase) decrease in loans	(103,983)	26,419	(24,709)
Proceeds from maturities, sales, payments and calls of investment securities held to maturity	12,593	17,205	59,159
Purchase of securities available for sale	(73,307)	(62,737)	(23,027)
(Increase) decrease in FHLB stock	(4,409)	5,462	11,544
Proceeds from sales and calls of securities available for sale	76,830	72,768	80,132
Proceeds from sale of other real estate owned	302	2,572	388
Net cash used for acquisition	(2,779)	(4,433)	(22,936)
Net cash (used in) provided by investing activities	(96,762)	54,090	87,742
Cash flows from financing activities:
Net (decrease) increase in deposits	(89,852)	76,230	(50,795)
Increase in securities sold under agreements to repurchase	55,000	—	20,000
Proceeds from FHLB advances	655,288	107,400	215,700
Repayment of FHLB advances	(533,821)	(200,191)	(293,589)
Repayment of trust preferred securities	—	(10,000)	—
(Decrease) increase in advance payments from borrowers for taxes and insurance	(62)	(522)	1,429
Net proceeds from the issuance of trust preferred securities	—	—	25,000
Cash dividends on common stock	(6,996)	(6,920)	(6,718)
Common stock repurchased	(299)	(3,242)	(179)
Cash in lieu of fractional shares	—	(10)	—
Stock options exercised	42	1,392	1,275
Excess tax benefit from stock-based compensation	22	261	254
Net cash provided by (used in) financing activities	79,322	(35,602)	(87,623)
Net (decrease) increase in cash and cash equivalents	(24,095)	29,322	10,711
Cash and cash equivalents:
Beginning of year	60,277	30,955	20,244
End of year	$36,182	$60,277	$30,955
Supplemental disclosures
Cash payments during the year for:
Taxes	$51	$416	$2,628
Interest	43,598	41,044	32,476
Noncash items:
Net unrealized (loss) gain on investment securities available for sale, net of tax	(1,226)	1,051	(2,937)
Net unrealized (loss) gain on cash flow hedge, net of tax	—	(766)	376

See accompanying Notes to Consolidated Financial Statements

1.                                 Description of Business and Basis of Consolidated Financial Statement Presentation

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

Consummation of the HNC Merger is subject to a number of customary conditions, including but not limited to (i) the approval of the HNC Merger Agreement by both the shareholders of the Company and HNC and (ii) the requisite regulatory approvals of the HNC Merger and the proposed merger of the Company’s banking subsidiary, the Bank, with and into HNC’s banking subsidiary Harleysville National Bank, following consummation of the HNC Merger. The HNC Merger is intended to qualify as reorganization for federal income tax purposes, such that the shares of the Company exchanged for shares of HNC Common Stock will be issued to the Company’s shareholders on a tax-free basis.

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

After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. (“Chester Valley”), a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $654 million in assets. Chester Valley had two wholly owned subsidiaries, First Financial Bank (“FFB”), a Pennsylvania chartered commercial bank  with 13 full-service banking offices, and Willow Investment Services (“WIS”), formerly Philadelphia Corporation for Investment Services (“PCIS”), a registered investment advisor and broker dealer. Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”), Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and Chester Valley was merged with and into the Bank with the Bank as the surviving bank (the “Bank Merger”). As a result of the Merger, each outstanding share of Chester Valley common stock, par value $1.00 per share (the “Chester Valley Common Stock”), was converted into the right to receive, at the election of the shareholder, either $27.90 in cash or 1.4823 shares of the Company common stock, par value $0.01 per share (the “Company Common Stock”), subject to the allocation and pro ration provisions set forth in the Merger Agreement. The acquisition resulted in the Company’s issuance of an aggregate of 4,977,256 shares of Company Common Stock and $51.0 million in cash. The total merger consideration paid for the Chester Valley Common Stock was $145.3 million. This included capitalized acquisition costs and the value of Chester Valley vested stock options converted to options of the Company at the average stock price of the Company on the four days surrounding the announcement of the acquisition. The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as the approximate $3.2 million in acquisition costs.

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

Effective February 28, 2006, the Bank completed the sale of all outstanding shares of capital stock of PCIS to Uvest BD-A, Inc. (“Uvest”), a North Carolina Corporation and registered broker-dealer for consideration of $100 but providing that such shares may be repurchased for $100 at any time after the closing date of the stock sale. Concurrently with the execution of the sale of PCIS, the parties entered into a related Sub-Clearing and Brokerage Services Agreement, which provides that an affiliate of Uvest will provide securities clearing and certain supervisory and compliance services for the Bank, and a Financial Services Agreement between

PCIS and the Bank which provides that the Bank will be entitled to 90% of the revenue generated by the securities brokerage activities conducted at the PCIS office and will bear substantially all operational and overhead expenses. Since March 2007, PCIS has been doing business as “Willow Investment Services” (“WIS”). Upon consummation of the sale of PCIS stock to Uvest, WIS is no longer a subsidiary of the Company. However, under the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”, the results of WIS continue to be consolidated in the Company’s financial statements. The affiliation agreement with Uvest has the primary effect of relieving WIS of direct responsibility for securities clearing and certain back-office and oversight obligations.

On March 30, 2007, the Company completed its acquisition of BeneServ, Inc. (“BeneServ”) for a purchase price of up to $5.5 million. The purchase price includes a payment of $4.2 million at closing plus an additional amount up to $1.3 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds. As of June 30, 2008, approximately $400 thousand of additional payments were earned and paid based on BeneServ achieving the established performance thresholds.  Approximately $143 thousand of the additional payments were accrued and are included in other liabilities on the consolidated statement of financial condition. BeneServ is an insurance agency serving the corporate employee benefit market segment. BeneServ and the Company share a target market in small businesses located in Chester, Montgomery, Bucks, Delaware, and Philadelphia counties, Pennsylvania, thereby providing a number of cross selling opportunities for both companies. The Company has recorded goodwill and other intangibles of $4.5 million as a result of this acquisition.

On December 21, 2007, the Bank completed its acquisition of Carnegie Wealth Management (‘Carnegie”) for a purchase price of up to $4.8 million in cash plus approximately $1.1 million in the Company’s common stock. The purchase price includes a payment of $2.3 million at closing plus an amount up to an additional $2.5 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds. Carnegie is a $200 million wealth management firm that provides professional investment consulting services to retirement plan administrators, foundations, corporations and high net worth investors. The Company recorded goodwill and other intangibles of $3.2 million as a result of this acquisition based on the preliminary purchase price allocation.

References to Company include its three business segments, the Bank, WIS, and BeneServ, unless the context of the reference indicates otherwise. See Note 22 to the Consolidated Financial Statements included herein. For periods after December 21, 2007, the WIS segment includes the operations of Carnegie.

Net gains or losses resulting from the termination of derivative instruments are recorded on the statement of operations as a component of non-interest income.

The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries and business segments. All material intercompany balances and transactions have been eliminated in consolidation. The Company follows accounting and reporting practices, which are in accordance with U.S. GAAP.

In preparing the consolidated financial statements, the Company is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and statement of operations for the period. Actual reports could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses, income taxes, investment impairment, and intangible asset impairment.

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangibles,” and performs an annual impairment test of goodwill. However, when circumstances indicate that an event has occurred during an interim period, the Company will perform an impairment test at that time. The Company has determined that such an event occurred during the quarter ended December 31, 2007. Based upon an interim impairment test, the Company recorded a goodwill impairment charge of $40.0 million in the consolidated statement of operations for the three-month period ended December 31, 2007. The impairment charge had no impact on the Company’s or the Bank’s tangible capital nor did it impact the Company’s tangible book value per share. Additionally, this impairment charge did not result from a deterioration in the Company’s core deposit intangible. See Note 9 for additional information on the goodwill impairment.

2.                                      Risks and Uncertainties

In the normal course of its business, the Company encounters two significant types of risk: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or re-price at different speeds, or on a different basis, from its interest-earning assets. The Company’s primary credit risk is the risk of default on the Company’s loan portfolio that results from the borrower’s inability to make contractually required payments. The Company’s lending activities are concentrated in Pennsylvania. The largest concentration of the Company’s loan portfolio is located in southeastern Pennsylvania. The ability of the Company’s borrowers to repay amounts owed is dependent on several factors, including the economic conditions in the borrower’s geographic region and the borrower’s financial condition. Market risk reflects changes in the value of collateral underlying loans, the valuation of real estate held by the Company, the valuation of loans held for sale, securities available-for-sale (“AFS”) and mortgage servicing assets. The Company is subject to certain Federal banking laws and regulations as further described herein and in Note 19. Compliance with regulations causes the Company to incur significant costs. In addition, the possibility of future changes to such regulations presents the risk that future additional costs will be incurred that may impact the Company.

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

The following table summarizes the pro forma operating results of the Company had the acquisition of Chester Valley occurred on July 1, 2005.

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

The Company has deemed the acquisitions of BeneServ and Carnegie to be immaterial to the consolidated financial statements.

4.                                      Summary of Significant Accounting Policies

Use of Estimates

In preparing the consolidated financial statements, the Company is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and statement of operations for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses, securities valuation, income taxes and intangible asset impairment. Management believes that the allowance for loan losses, the balances in income tax accounts and the determination of the intangible asset and investment impairment are adequate.

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

Investment Securities

The Company divides its securities portfolio into three segments: (a) Held-to-maturity (“HTM”), (b) AFS and (c) trading. Securities in the HTM category are carried at cost, adjusted for amortization of premiums and accretion of discounts, using the level yield method, based on the Company’s intent and ability to hold the securities until maturity. Marketable securities included in the AFS category are carried at fair value, with unrealized gains or losses that are temporary in nature, net of taxes, reflected as an adjustment to equity. Trading securities consist of mutual funds related to the Company’s deferred compensation plan for certain executive level employees. Changes in the fair value of trading securities are recorded through earnings. There is a corresponding liability in other liabilities on the consolidated statements of financial condition. Securities HTM and AFS are evaluated periodically to determine whether a decline in their fair value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced and reflected in the consolidated statements of income.

The fair value of marketable securities is determined from publicly quoted market prices. FHLB of Pittsburgh stock, which is not readily marketable, is carried at cost, which approximates liquidation value. Premiums and discounts on securities are amortized/accreted using the level yield method. Trading account securities are carried at fair value, with unrealized gains and losses reflected in the consolidated statements of income.

At the time of purchase, the Company makes a determination of whether or not it will hold the securities to maturity, based upon an evaluation of the probability of future events. Those securities that the Company believes may not be held to maturity, due to interest rate risk, liquidity needs, or other asset/liability decisions, are classified as AFS. If securities are sold, a gain or loss is determined by the specific identification method and is reflected in the operating results in the period the sale occurs.

Loans Held for Sale

Real estate loans originated and intended for sale in the secondary market are carried at the lower of cost or market calculated on an aggregate basis, with any unrealized losses reflected in the consolidated statements of income. Loans transferred from loans held for sale to loans receivable are transferred at the lower of cost or market value at the date of transfer. Gains are recognized upon delivery to the purchaser of said loans.

Loans Receivable

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that management believes is adequate to cover known and inherent losses in the loan portfolio that are both probable and reasonable to estimate at each reporting date. Management establishes the loan loss allowance in accordance with guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin 102, “Selected Loan Loss Allowance Methodology and Documentation Issues.” The determination of the adequacy of the allowance is based upon an evaluation of the portfolio, loss experience, current economic conditions, volume, growth, composition of the portfolio, and other relevant factors. The Company uses historical loss factors for each loan type and, for loans that we consider higher risk for all but single-family mortgage loans and guaranteed consumer loans, qualitative factors are also considered. This component establishes a range for factors such as, but not limited to, delinquency trends, asset classification trends and current economic conditions. Management then assesses these conditions and establishes, to the best of its ability, the allowance for loan losses from within the range calculated, based upon the facts known at that time. The methodology does not imply that any portion of the allowance for loan loss is restricted, but the allowance for loan loss applies to the entire loan portfolio.

 In addition to using loss rates, secured commercial non-accrual loans are reviewed for impairment as required under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  Those loans that have specific loss allocations are identified and included in the reserve allocation. Risk-rated loans that are not reviewed for impairment are segregated into homogeneous pools with loss allocation rates that reflect the severity of risk. Loss rates are adjusted by applying other factors to the calculations. These factors include adjustment for current economic trends, delinquency and risk trends, credit concentrations, credit administration, migration analysis, and other special allocations for unusual events or changes in products.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess cost over fair value of assets acquired over liabilities as a result of the Merger, and other previously disclosed acquisitions. Included in other intangibles are core deposit intangibles, a measure of the value of checking and savings deposits acquired in the Merger accounted for under the purchase method. The core deposit intangible is being amortized to expense over a twelve-year life using a method that approximates a level yield method. A customer intangible recorded as a result of the acquisitions of BeneServ and Carnegie are being amortized to expense over  ten-year lives. The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and performs impairment tests of the intangible assets at least annually and impairment losses are recognized if the carrying value of the intangible exceeds its fair value. As discussed in Note 9 of the Notes to the Consolidated Financial Statements, the Company recorded an impairment charge to goodwill for the quarter ended December 31, 2007 in the amount of $40.0 million.

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

(Loss) / Earnings Per Share

(Loss) / Earnings  per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented, which is computed in Note 6. Diluted EPS is calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of dilutive stock options granted through the Company’s stock option plans and unvested common stock awards.

Recently Issued Accounting Pronouncements

FASB Staff Position FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities

In June 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions are Participating Securities.” FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. Early application is not permitted. The Company is evaluating the impact of FSP No. EITF 03-6-1.

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the Financial Accounting Standards Board issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” Statement No. 162 improves financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is evaluating the impact of Statement No. 162.

FASB Staff Position FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact of FSP No. FAS 142-3.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” Statement No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires disclosure of derivative features that are credit risk-related and cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Statement No. 161 is effective for financial statements issued for fiscal years and interim periods after November 15, 2008, with early application encouraged. The Company is evaluating the impact of Statement No. 161 on its consolidated financial statements.

FASB Statement No. 141(R), Business Combinations

In December 2007, the Financial Accounting Standards Board issued Statement No. 141(R), “Business Combinations.” Statement No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Statement No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of Statement No. 141(R) on its consolidated financial statements.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Statement No. 160 requires that a reporting entity provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of Statement No. 160 on its consolidated financial statements.

FASB Statement No, 159, The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The Company did not elect early adoption and is currently assessing the implications of this Statement on its consolidated financial statements.

FASB Statement No, 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years. The Company is currently assessing the implications of this Statement on its consolidated financial statements.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. This FSP was effective upon issuance. The Company is currently assessing the implications of this Statement on its consolidated financial statements.

5.                                      Stock Compensation Plans

The stockholders of the Company approved a stock option plan in fiscal 2000 (the “1999 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 1999 Plan, the number of common shares reserved for issuance was a total of 536,509, of which 53,963 options were unawarded at June 30, 2008. Included in this amount are 419 shares forfeited during the year ended June 30, 2008. Additionally, the stockholders of the Company approved a stock option plan in fiscal 2003 (the “2002 Plan”) for officers, directors and certain employees of the Company and its subsidiaries. Pursuant to the terms of the 2002 Plan, the number of common shares reserved for issuance was 673,483 of which 224,913 were available for future grants at June 30, 2008. Included in this amount are 37,018 shares forfeited during the year ended June 30, 2008. Generally, options were granted with an exercise price equal to fair market value at the date of grant and expire in 10 years from the date of grant. Generally, stock options granted vest over a five-year period commencing on the first anniversary of the date of grant. In addition, as part of the Merger, options previously granted under plans of Chester Valley were converted into options to acquire 383,945 shares of Company common stock. Unrecognized compensation cost on unvested option awards and weighted average period to be recognized are $145 thousand and 3.6 years, respectively at June 30, 2008. Compensation expense related to option awards was $134 thousand, $208 thousand, and $306 thousand for the years ended June 30, 2008, 2007 and 2006, respectively.

The following table provides information about options outstanding for the year ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding, beginning of period	902,493	$10.39	$3.68
Granted	—	—	—
Forfeited	37,437	13.34	3.73
Exercised	6,055	7.05	5.42
Options outstanding, end of period	859,001	$10.28	$3.65
Options exercisable end of period	800,185	10.04	3.72

The Company expects approximately 1,719 of unvested options to be forfeited.

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Year ended June 30,
	2008	2007	2006
Proceeds of options exercised	$42,694	$1,390,643	$1,275,040

Related tax benefit recognized	8,628	234,024	198,851

Intrinsic value of options exercised	19,159	687,451	1,134,995

The following table provides information about options outstanding and exercisable options at June 30, 2008:

	Options Outstanding	Exercisable Options
Number	859,001	800,185
Weighted average exercise price	$10.28	$10.04
Aggregate intrinsic value	$478,565	$478,565
Weighted average contractual term in years	4.0	1.4

The weighted average remaining contractual life for options outstanding and weighted average exercise price per share for exercisable options at June 30, 2008 were as follows:

	Options Outstanding			Exercisable Options
Exercise Price	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Shares	Weighted Average Exercise Price Per Share
$3.50- $5.00	104,817	$3.79	1.3	104,817	$3.79
$7.50- $9.50	214,351	8.29	3.2	214,351	8.29
$9.51- $14.00	501,580	12.15	4.7	452,361	12.04
$14.01- $16.50	38,253	14.78	6.3	28,656	14.51
Total	859,001	$10.28	4.0	800,185	$10.04

The Company did not grant any stock options during the year ended June 30, 2008.  During the years ended June 30, 2007 and 2006, the Company granted 70,025 and 22,096 stock options respectively. The weighted average grant date fair value of options granted was $2.61 for the year ended June 30, 2007. The fair value for stock options granted is determined at the date of grant using a Black-Scholes options-pricing model. The fair value of option awards under the Option Plans is estimated on the date of grant using the Black-Scholes valuation methodology, which is dependent upon certain assumptions, as summarized in the following table:

	Year Ended June 30
Assumption	2008	2007
Expected average risk-free interest rate	n/a	4.63%
Expected average life (in years)	n/a	5.50
Expected volatility	n/a	25.03%
Expected dividend yield	n/a	3.72%

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

The fair value of options vested was $313,111 and $241,918 for the years ended June 30, 2008 and 2007, respectively.

RRP

Pursuant to the 1999 Recognition and Retention Plan and Trust Agreement (the “1999 RRP”), the Company acquired 214,603 shares at a cost of $929 thousand. Pursuant to the terms of the agreement, all 214,603 shares have been awarded to directors and management from the 1999 RRP Trust. As of June 30, 2008, 207,503 granted shares were vested pursuant to the terms of the 1999 Plan. In fiscal 2003, the Company adopted the 2002 Recognition and Retention Plan and Trust Agreement (the “2002 RRP”), and acquired 269,393 shares at a cost of $3.2 million. Pursuant to the terms of the 2002 RRP, 227,711 shares have been awarded to directors and management; however 20,160 shares have been forfeited. As of June 30, 2008, 207,551 granted shares were vested pursuant to the terms of the 2002 RRP. At the November 9, 2005 Annual Meeting, shareholders approved the 2005 Recognition and Retention Plan and Trust Agreement (the “2005 RRP”). Under the 2005 RRP, the Trust can purchase 367,500 shares of common stock for future awards of restricted stock to certain officers and directors of the Company.  Coincident with the approval of the 2005 RRP, the Company terminated its Directors Retirement Plan and the Directors Incentive Compensation Plan, at which time the directors became fully vested in their accrued benefit under the Directors Retirement Plan. As of June 30, 2008, 192,382 shares were granted under the 2005 RRP; however, 23,285 shares were forfeited.

Compensation expense related to the RRP shares was $883 thousand, $833 thousand and $701 thousand for the years ended June 30, 2008, 2007 and 2006, respectively. Unrecognized compensation cost on unvested RRP shares and weighted average period to be recognized are $908 thousand and 1.5 years, respectively.

Activity in issued but unvested RRP shares under the three plans during the year ended June 30, 2008 was as follows:

RRP Shares	RRP Shares	Weighted Average Grant Date Fair Value
Unvested awards beginning of period	166,520	$13.85
Granted	16,871	8.39
Vested	(83,424)	13.58
Forfeited	(11,118)	14.08
Unvested awards period end	88,849	$13.08

The aggregate intrinsic value of unvested RRP awards under the three plans at June 30, 2008 was $4 thousand.

6.                                      (Loss) / Earnings Per Share

For the years ended June 30, 2008, 2007 and 2006 (loss) /earnings per share, basic and diluted, were ($2.88) and ($2.88),  $0.48 and $0.47, and $0.47 and, $0.46, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) / earnings per share calculations.

	Year Ended June 30,
	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(Dollars in thousands, except share data)
Net (loss) / income	$(43,475)	$(43,475)	$7,267	$7,267	$6,667	$6,667
Dividends on unvested stock awards	(34)	(34)	(56)	(56)	(76)	(76)
Income available to common stock holders	$(43,509)	$(43,509)	$7,211	$7,211	$6,591	$6,591
Weighted average shares outstanding	15,126,078	15,126,078	15,117,871	15,117,871	13,934,631	13,934,631
Effect of dilutive securities:
Common stock equivalents	—	—	—	226,283	—	338,155
Unvested stock awards	—	—	—	6,705	—	18,915
Adjusted weighted average shares used in earnings per share calculation	15,126,078	15,126,078	15,117,871	15,350,859	13,934,631	14,291,701
(Loss) / Earnings per share	$(2.88)	$(2.88)	$0.48	$0.47	$0.47	$0.46

The Company had 625,871 anti-dilutive shares at June 30, 2008.

7.                                      Investment Securities

HTM and AFS investment securities at June 30, 2008 and 2007 consisted of the following:

	June 30, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Investment securities held to maturity:
Mortgage-backed securities:
FNMA	$13,507	$130	$(144)	$13,493
FHLMC	9,525	—	(155)	9,370
CMOs	52,749	—	(1,998)	50,751
Total investment securities held to maturity	75,781	130	(2,297)	73,614
Investment securities available for sale:
US government agency securities	24,330	55	(335)	24,050
Municipal bonds	27,129	86	(1,477)	25,738
Mortgage-backed securities:
FNMA	63,011	101	(1,451)	61,661
GNMA	1,983	—	(63)	1,920
FHLMC	27,867	63	(421)	27,509
CMOs	12,802	1	(947)	11,856
Corporate debt securities	20,586	34	(2,260)	18,360
Equity securities	10,227	23	(82)	10,168
Total investment securities available for sale	187,935	363	(7,036)	181,262
Total investment securities	$263,716	$493	$(9,333)	$254,876

	June 30, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Investment securities held to maturity:
Mortgage-backed securities:
FNMA	$16,253	$4	$(414)	$15,843
FHLMC	11,839	—	(455)	11,384
CMOs	60,271	—	(1,010)	59,261
Total investment securities held to maturity	88,363	4	(1,879)	86,488
Investment securities available for sale:
US government agency securities	35,285	—	(1,077)	34,208
Municipal bonds	30,585	55	(635)	30,005
Mortgage-backed securities:
FNMA	38,007	5	(1,050)	36,962
FHLMC	35,833	2	(1,028)	34,807
CMOs	22,080	20	(331)	21,769
Corporate debt securities	19,978	73	(625)	19,426
Equity securities	11,464	69	(371)	11,162
Total investment securities available for sale	193,232	224	(5,117)	188,339
Total investment securities	$281,595	$228	$(6,996)	$274,827

Proceeds from the sales of investment securities AFS for the years ended June 30, 2008, 2007 and 2006 were $76.8 million, $47.8 million, and $103.3 million, respectively. Gross gains of $198 thousand, $279 thousand and $533 thousand were realized in fiscal 2008, 2007, and 2006, respectively. There were gross losses of $0, $51 thousand and $1.5 million for fiscal 2008, 2007 and 2006, respectively. Additionally, there were no recognized losses in fiscal 2007 and 2006 resulting from other-than-temporary declines in values of certain equity securities; however, in fiscal 2008, the Company recorded an impairment charge of approximately $1.9 million related to the holding of certain debt securities, mutual funds, and common stock on two Pennsylvania financial institutions and another financial services related equity security.

At June 30, 2008, investment securities with a total carrying value of $85.7 million are held as collateral for the Company’s reverse repurchase arrangements. Accrued interest receivable on investment securities amounted to $1.7 million and $1.5 million at June 30, 2008 and 2007, respectively.

The amortized cost and estimated fair value of investment securities HTM and AFS at June 30, 2008, by contractual maturity, are shown below.

	1 year or less	After 1 year but less than 5 years	After 5 years but less than 10 years	After 10 years or with no stated maturity	Total
	(Dollars in thousands)
US government agency securities	$—	$7,424	$1,973	$14,653	$24,050
Mortgage-backed securities and CMOs	1,291	4,497	25,750	145,022	176,560
Municipal bonds	343	1,171	1,709	22,515	25,738
Corporate bonds	—	—	1,208	17,152	18,360
Equity securities	—	—	—	10,168	10,168
Total investment securities at fair value	$1,634	$13,092	$30,640	$209,510	$254,876

Total investment securities at amortized cost	$1,633	$13,108	$31,309	$217,666	$263,716

The Company must maintain ownership of specified amounts of stock as a member of the FHLB. The Company’s ownership of FHLB stock was $15.8 million and $11.4 million as of June 30, 2008 and 2007, respectively.

For mortgage-backed securities, expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligation. Of the Company’s $24.1 million of U.S. Government agency securities at June 30, 2008, none are callable within one year.

As described in Note 12, certain investment securities AFS are maintained to collateralize advances from the FHLB. Provided below is a summary of investment securities classified as HTM and AFS, which were in an unrealized loss position at June 30, 2008 and 2007. Approximately $2.2 million, or 23.8%, of the unrealized loss at June 30, 2008 was comprised of securities in a continuous loss position for twelve months or more, which included certain equity securities. Approximately $3.4 million, or 66.0%, of the unrealized loss at June 30, 2007 was comprised of securities in a continuous loss position for twelve months or more, which included certain equity securities.

	June 30, 2008
	Under One Year		One Year or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Investment securities held to maturity:
Mortgage-backed securities:
FNMA	$6,777	$(144)	$—	$—
FHLMC	9,370	(155)	—	—
CMOs	34,988	(887)	15,763	(1,111)
Total investment securities held to maturity	51,135	(1,186)	15,763	(1,111)
Investment securities available for sale:
US government agency securities	12,722	(192)	4,351	(143)
Mortgage-backed securities:
FNMA	47,466	(1,353)	6,728	(98)
GNMA	1,920	(63)	—	—
FHLMC	19,996	(400)	1,527	(21)
CMOs	10,100	(834)	1,390	(113)
Corporate debt securities	7,055	(1,456)	7,148	(804)
Municipal bonds	16,914	(1,477)	—	—
Equity securities	1,941	(82)	—	—
Total investment securities available for sale	118,114	(5,857)	21,144	(1,179)
Total investment securities	$169,249	$(7,043)	$36,907	$(2,290)

	June 30, 2007
	Under One Year		One Year or More
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Investment securities held to maturity:
Mortgage-backed securities:
FNMA	$—	$—	$15,007	$(414)
FHLMC	—	—	11,384	(455)
CMOs	—	—	59,261	(1,010)
Total investment securities held to maturity	—	—	85,652	(1,879)
Investment securities available for sale:
US government agency securities	18,625	(777)	15,583	(300)
Mortgage-backed securities:
FNMA	1,077	(8)	35,105	(1,042)
FHLMC	—	—	34,053	(1,027)
CMOs	7,727	(83)	11,731	(249)
Corporate debt securities	8,257	(238)	3,036	(386)
Municipal bonds	15,795	(636)	—	—
Equity securities	—	—	10,511	(371)
Total investment securities available for sale	51,481	(1,742)	110,019	(3,375)
Total investment securities	$51,481	$(1,742)	$195,671	$(5,254)

Securities are evaluated periodically to determine whether a decline in their fair value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term “other-than-temporary” is not included to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment. Once a decline in fair value is determined to be other than temporary, the fair value of the security is reduced through a charge to earnings in the statement of operations. Based upon an evaluation performed as of June 30, 2008, the Company recorded impairment charges of approximately $1.9 million for the year ended June 30, 2008 related to the holding of certain debt securities, mutual funds, and common stock on two Pennsylvania financial institutions and another financial services related equity security.

For the remaining unrealized loss not considered other-than-temporarily impaired, the Company has both the ability and intent to hold fixed income securities until such time as the value recovers or the security matures and for the equity securities management believes that, other than the aforementioned impairment charge, the unrealized losses are temporary and overall not significant to the value of equity securities and therefore believes that the above individual unrealized losses at June 30, 2008 are not other-than-temporary impairments.

8.                                      Loan Portfolio

Information about the Bank’s loans receivable is presented below as of and for the periods indicated:

	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Real estate loans:
Single-family residential	$240,659	$273,247
Commercial real estate and multi-family residential	338,037	316,099
Construction	90,848	93,180
Home equity	335,420	272,295
Total real estate loans	1,004,964	954,821
Consumer loans	3,598	3,917
Commercial business loans	142,258	88,274
Total loans receivable	1,150,820	1,047,012
Allowance for loan losses	(14,793)	(12,210)
Deferred net loan origination fees and other discounts	812	491
Loans receivable, net	$1,136,839	$1,035,293

Included in loans receivable are loans on non-accrual status in the amounts of $10.9 million, $3.9 million and $15.5 million at June 30, 2008, 2007 and 2006, respectively. Interest income that would have been recognized on such non-accrual loans during the years ended June 30, 2008, 2007 and 2006, had they been current in accordance with their original terms, was $765 thousand, $224 thousand, and $1.4 million, respectively. There were no loans that were 90 days or more delinquent for which the Company continued to accrue interest at June 30, 2008.

As of June 30, 2008, 2007 and 2006, the Company had impaired loans with a total recorded investment of $829 thousand, $1.4 million, and $12.8 million, respectively. Average impaired loans were $1.0 million, $7.0 million and $5.0 million for the years ended June 30, 2008, 2007 and 2006, respectively. Cash of $242 thousand, $116 thousand and $281 thousand was collected on these impaired loans during the years ended June 30, 2008, 2007 and 2006, respectively. Interest income of $19 thousand, $0 and $196 thousand was recognized on such loans during the years ended June 30, 2008, 2007 and 2006, respectively. As of June 30, 2008, 2007 and 2006, there were no recorded investments in impaired loans for which there was a related specific allowance for credit losses.

The following is a summary of the activity in the allowance for loan losses for the years ended June 30, 2008, 2007 and 2006:

	For the year ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Balance at the beginning of the period	$12,210	$16,737	$6,113
Plus: Provisions for loan losses	3,173	653	3,380
Less charge-offs for:
Real estate loans	(82)	(76)	(24)
Consumer loans	(517)	(277)	(237)
Commercial real estate loans	—	(1,848)	—
Commercial business loans	(87)	(3,185)	(47)
Total charge-offs	(686)	(5,386)	(308)
Plus: Recoveries	96	206	615
Allowance acquired in the Merger	—	—	6,937
Balance at the end of the period	$14,793	$12,210	$16,737

9.             Goodwill and Other Intangible Assets

The Company recorded goodwill of $959 thousand during fiscal 2008 relating to the acquisition of Carnegie, $1.0 million during fiscal 2007 related to the acquisition of BeneServ and $93.7 million in 2006 that resulted from the Merger. The remaining goodwill balance, which approximates $836 thousand at June 30, 2008, relates to a branch acquisition in 1994. The net other intangible balance of $14.6 million at June 30, 2008 primarily resulted from the acquisition of Chester Valley Bancorp as well as the customer intangibles from the acquisition of BeneServ and Carnegie. The amortization expense of the other intangible assets for the fiscal year ended June 30, 2008 was $2.3 million.

The estimated aggregate amortization expense related to other intangible assets for each of the five succeeding calendar years is:

Year ending	(Dollars in thousands)
June 30, 2009	$2,285
June 30, 2010	2,108
June 30, 2011	1,930
June 30, 2012	1,752
June 30, 2013	1,574
$9,649

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

As a result of the above conditions, the Company completed an interim impairment test of goodwill. The review encompasses a two-step process. The first step requires the Company to identify the reporting units and compare the fair value of each reporting unit, which an earnings multiple approach and various transaction market approaches are used in the computation. Valuations were performed for each of the Company’s three reporting units. The Company’s completion of Step 1 indicated that impairment may exist in the Banking unit and therefore the Company completed the second step. In the second step, the implied fair value of goodwill is calculated as the excess of the fair value of the reporting unit over the fair values assigned to its assets and liabilities. As a result of this impairment test, the Company recorded an impairment charge of $40.0 million related to its Banking unit for the quarter ended December 31, 2007. The impairment charge had no impact on the Company’s or the Bank’s tangible capital nor did it impact the Company’s tangible book value per share. Additionally, this impairment charge did not result from deterioration in the Company’s core deposit intangible.  The Company performed an additional impairment evaluation at June 30, 2008 and concluded that no additional impairment had occurred from the date of the previous assessment.

10.                               Property and Equipment

Property and equipment by major classification are summarized as follows:

		For the year ended June 30,
	Depreciable life	2008	2007
		(Dollars in thousands)
Land		$1,129	$1,129
Buildings	15 to 40 years	8,680	6,849
Furniture, fixtures and equipment	3 to 7 years	10,982	10,806
Total		20,791	18,784
Accumulated depreciation		(10,379)	(7,477)
Property and equipment, net		$10,412	$11,307

Depreciation expense for the years ended June 30, 2008, 2007 and 2006 amounted to $3.0 million, $2.6 million and $1.8 million, respectively.

In February 2006, the Bank completed a sale-leaseback of eight of its branch officers resulting in the receipt of approximately $11.1 million in cash and an excess over book value of approximately $722 thousand. The premium attributed to the former FFB branches of $194 thousand reduced goodwill while the balance of such premium of $528 thousand is deferred and amortized as a reduction of rent expense over the term of the leases.

11.                               Deposits

Deposit balances consisted of the following at June 30, 2008, and 2007:

	June 30, 2008		June 30, 2007
	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Savings accounts	$80,982	8.1%	$87,565	8.0%
Money market deposit accounts	408,990	40.8	403,487	36.9
Certificates less than $100,000	192,484	19.2	239,967	22.0
Certificates $100,000 and greater	57,048	5.7	94,705	8.7
Interest-bearing checking accounts	132,936	13.2	125,905	11.5
Non-interest bearing checking accounts	130,438	13.0	141,101	12.9
Total deposits	$1,002,878	100.0%	$1,092,730	100.0%

While certificates are frequently renewed at maturity rather than paid out, a summary of certificates by contractual maturity and rate at June 30, 2008 is as follows:

	Amounts maturing in
Interest rates:	Six months or less	Over six months through one year	Over one year through two years	Over two years through three years	Over three years
	(Dollars in thousands)
0.00% to 2.99%	$30,871	$26,666	$7,650	$1,401	$1,135
3.00% to 3.99%	10,311	25,536	7,898	866	931
4.00% to 4.99%	53,353	29,804	30,063	3,728	4,532
5.00% to 5.99%	8,454	1,888	2,945	141	712
6.00% and over	38	5	327	149	128
Total	$103,027	$83,899	$48,883	$6,285	$7,438

As of June 30, 2008, contractual maturities of certificates of deposit were:

Year ending	(Dollars in thousands)
June 30, 2009	$186,926
June 30, 2010	48,883
June 30, 2011	6,285
June 30, 2012	3,834
June 30, 2013	2,368
Thereafter	1,236
$249,532

Interest expense on deposits for the years ended June 30, 2008, 2007 and 2006 consisted of the following:

	For the year ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Savings accounts	$14,419	$15,460	$6,808
Checking accounts	452	349	1,962
Certificates	13,349	12,889	9,706
Total interest expense	$28,220	$28,698	$18,476

12.                               Federal Home Loan Bank Advances

Under terms of its collateral agreement with the FHLB, the Company maintains otherwise unencumbered qualifying assets (principally qualifying 1-4 family residential real estate loans and U.S. government agency, and mortgage-backed securities) in the amount of at least as much as its advances from the FHLB. The Company’s FHLB stock is also pledged to secure these advances.

At June 30, 2008, the Company’s FHLB advances have contractual maturities as follows:

	Amount outstanding	Weighted average rate
	(dollars in thousands)
Due by:
June 30, 2009	$24,696	4.0%
June 30, 2010	24,724	3.9
June 30, 2011	37,127	4.7
June 30, 2012	48,969	3.6
June 30, 2013	54,937	3.3
Thereafter	120,975	3.6
Total	$311,428	3.8%

At June 30, 2008, $242.5 million of the above advances were callable at the direction of the FHLB within certain parameters, of which $192.5 million could be called within one year. Included in the $192.5 million are $47.5 million in advances which could only be called if an index reaches a certain strike rate. At June 30, 2008, these advances were between approximately 2.13 % and 4.25% from the strike rate.

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

On March 31, 2006, the Company issued $25.8 million of Junior Subordinated Debentures to the Willow Grove Statutory Trust I, a Connecticut Statutory Trust, in which the Company owns all of the common equity. The Trust then issued $25.0 million of Trust Preferred Securities, which pay interest quarterly at three-month Libor plus 1.31% to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but qualify as Tier I capital of the Bank to the extent of the amount of the proceeds, which are invested in the Bank. The Trust Preferred Securities are callable by the Company on or after September 30, 2011. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2036.

The Bank utilizes outside borrowings to supplement its funding needs. At June 30, 2008, the Bank had $75.0 million outstanding in repurchase agreements with a weighted average interest rate of 4.01%. The underlying securities collateralizing these repurchase agreements had a market value of $85.7 million at June 30, 2008. In addition, the Company had $1.5 million in secured borrowings at June 30, 2008 related to certain commercial business loan relationships.

14.                               Capital Stock

On July 24, 2007, the Company declared a cash dividend on its common stock of $0.115 per share, paid on August 24, 2007, to owners of record on August 10, 2007. On October 23, 2007, the Company declared a cash dividend on its common stock of $0.115 per share, paid on November 23, 2007, to owners of record on November 9, 2007. On February 11, 2008, the Company declared a cash dividend on its common stock of $0.115 per share, paid on February 29, 2008, to owners of record on February 22, 2008. On May 21, 2008, the Company declared a cash dividend on its common stock of $0.115 per share, paid on May 29, 2008, to shareholders of record on May 22, 2008.

15.          Income Taxes

Income tax expense (benefit) for the years ended June 30, 2008, 2007 and 2006 consisted of the following:

		Current	Deferred	Total
		(Dollars in thousands)
For the year ended June 30, 2008	Federal	$567	$(2,780)	$(2,213)
	State	85	—	85
	Total	$652	$(2,780)	$(2,128)
For the year ended June 30, 2007	Federal	$1,150	$1,718	$2,868
	State	18	—	18
	Total	$1,168	$1,718	$2,886
For the year ended June 30, 2006	Federal	$697	$2,289	$2,986
	State	24	—	24
	Total	$721	$2,289	$3,010

The expense (benefit) for income taxes differed from that computed at the statutory federal corporate rate for the years ended June 30, 2008, 2007 and 2006 as follows:

	For the year ended June 30,
	2008		2007		2006
	Amount	Percent of pretax loss	Amount	Percent of pretax income	Amount	Percent of pretax income
	(Dollars in thousands)
At statutory rate	$(15,505)	34.0%	$3,554	35.0%	$3,387	35.0%
State tax, net of federal tax benefit	56	(0.1)	12	0.1	15	0.2
Low income housing credits	(183)	0.4	(162)	(1.6)	(154)	(1.6)
Tax-exempt interest	(676)	1.5	(601)	(5.9)	(269)	(2.8)
Meals and entertainment	14	0.0	11	0.1	6	0.1
BOLI	(163)	0.4	(152)	(1.5)	(130)	(1.3)
Dividends on ESOP shares	(63)	0.1	(93)	(0.9)	(106)	(1.1)
ESOP compensation expense	91	(0.2)	138	1.4	174	1.8
Change in statutory federal tax rate	108	(0.3)	—	—	(93)	(1.0)
Goodwill impairment	13,600	(29.8)	—	—	—	—
HNC transaction costs	80	(0.2)	—	—	—	—
Valuation allowance	354	(0.8)	—	—	—	—
Other	159	(0.3)	179	1.7	180	1.8
Income tax (benefit) expense	$(2,128)	4.7%	$2,886	28.4%	$3,010	31.1%

Significant deferred tax assets and liabilities included in other assets and liabilities of the Company as of June 30, 2008 and 2007 are as follows:

	June 30,
	2008	2007
	(Dollars in thousands)
Deferred loan fees	$81	$84
Retirement plan reserves	473	488
Employee benefits	180	234
Uncollected interest	260	78
Book bad debt reserves	5,030	4,274
Unrealized loss on investment securities available for sale	2,270	1,712
Investment impairment	1,060	1,360
Investment in joint venture	190	236
Loan discounts	40	66
Sale/Leaseback	184	159
Purchase accounting fair value adjustments	77	88
Securities write-downs	313	—
Money market fee reserves	322	—
Net operating loss carryover	616	—
Charitable contribution carryover	67	—
Low income housing credit carryover	1,103	686
AMT credit carryover	876	691
Other, net	247	222
Gross deferred tax assets	13,389	10,378
Valuation allowance	(354)	—
Gross deferred tax assets, net of valuation allowance	13,035	10,378
Intangible asset amortization	(2,463)	(3,022)
Depreciation	(293)	(372)
Other	(56)	(99)
Gross deferred tax liabilities	(2,812)	(3,493)
Net tax deferred asset	$10,223	$6,885

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

At June 30, 2008, the Company had a gross operating loss carryforward for U.S. federal income tax purposes of $1.8 million that expires in 2028.  The Company believes that all of its federal net operating loss carryforward, tax credits and a majority of the deferred tax assets are more likely than not to be recovered. The remaining deferred tax assets are offset by a valuation allowance of $354 thousand and $0 at June 30, 2008 and 2007, respectively.  The valuation allowance for the year ended June 30, 2008 of $354 thousand relates entirely to unrealized capital losses that the Company believes are not more likely than not to be recovered.

At June 30, 2008, the Company had $1.1 million in low income housing tax credit carry-forwards. These carry-forwards expire after June 30, 2026 if not utilized. In addition, the Company has $876 thousand of alternative minimum tax credit carry-forwards that have an indefinite life.

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

At June 30, 2008, the Bank’s total federal pre-1988 tax bad debt reserve was approximately $8.9 million. The reserve reflects the cumulative effects of federal tax deductions for which no federal income tax provisions have been made.

Effective July 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. According to FIN 48, a tax position is recognized if it is more-likely-than-not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize and should be measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2008, the Company had no material unrecognized tax benefits, accrued interest or penalties.  Penalties are recorded in non-interest expense in the year they are assessed and are treated as a non-deductible expense for tax purposes. Interest is recorded in non-interest expense in the year it is assessed and is treated as a deductible expense for tax purposes. As of June 30, 2008, tax years 2005 through 2007 remain subject to Federal examination as well as examination by state taxing jurisdictions.

16.                              Benefit Plans

Employee Stock Ownership Plan / 401(k) Plan

The Bank’s benefit plans cover all eligible employees and permits them to make certain contributions to their 401(k) accounts in the plan on a pretax basis. Effective January 1, 2006, employees are permitted to contribute up to 25% of their salary to this plan. The Company matches every dollar contributed up to 4% of salary, plus 50% of the amount of an employee’s salary reductions in excess of 4% of salary, but not in excess of 6% of salary. The expense related to the 401(k) portion of this plan was $773 thousand, $628 thousand, and $255 thousand for the years ended June 30, 2008, 2007, and 2006, respectively.

On December 23, 1998, the Company adopted an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed $1.8 million from the Company and used the funds to purchase 429,207 shares (179,270 shares pre-exchange) of the Company’s common stock. The loan has an interest rate of 7.75% and has an amortization schedule of 15 years. In April 2002, an additional ESOP loan was made of $5.1 million to purchase an additional 538,787 shares of the Company’s common stock issued in its “second step” reorganization. This loan has an interest rate of 4.75% and an amortization schedule of 15 years. Shares purchased are held in a suspense account for allocation among the participants as the loans are repaid. Effective January 31, 2000, the Company merged the 401(k) Plan and ESOP. Contributions to the ESOP portion of the 401(k)/ESOP and shares released from the loan collateral will be in an amount proportional to repayment of the original ESOP loans. Shares are allocated to participants based on compensation as described in the 401(k)/ESOP Plan Documents, in the year of allocation. At June 30, 2008, there were 496,323 ESOP shares allocated to participants, representing a fair value of $4.0 million, in addition, there were 64,533 shares committed to be released. The

Company recorded compensation expense of $618 thousand, $890 thousand and $955 thousand for the ESOP for the years ended June 30, 2008, 2007 and 2006, respectively.

Supplemental Retirement Plans

Effective June 30, 1998, the Company adopted non-qualified supplemental retirement plans for the Company’s Board of Directors (the “Directors’ Plan”) and for the Company’s former president (the “President’s Plan”). The Directors’ Plan provided for fixed annual payments to qualified directors for a period of ten years from retirement. Benefits to be paid accrued at the rate of 20% per year on completion of six full years of service, with full benefit accrual at ten years of service. At the time these plans were adopted credit was given for past service. The President’s Plan provides for payments for a period of ten years beginning at retirement based on a percentage of annual compensation not to exceed an established cap. Full benefits become accrued at age 68 with partial vesting prior thereto. Both plans provide for full payments in the event of a change in control of the Company. The Directors’ Plan and President’s Plan are intended to be, and are, unfunded. The accrued liability of the Directors’ Plan and the President’s Plan were $784 thousand and $608 thousand, and $801 thousand and $648 thousand at June 30, 2008 and 2007, respectively. Effective in fiscal year 2008, the Company maintains a Supplemental Executive Retirement Plan for certain executives. The accrued liability of this plan was $307 thousand at June 30, 2008.

In November 2005, the Company terminated its Directors Retirement Plan and the Directors Incentive Compensation Plan, at which time the directors became fully vested in their accrued benefit as of October 31, 2005, under the Directors Retirement Plan. The Company’s former President has retired and is fully vested in the President’s Plan.

17.                              Commitments and Contingencies

At June 30, 2008 and 2007, the Company was committed to fund loans as follows:

	June 30,
	2008	2007
	(Dollars in thousands)
Loans with fixed interest rates	$23,985	$21,316
Loans with variable interest rates	12,371	6,041
Total commitments to fund loans	$36,356	$27,357

Financial Instruments With Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. At June 30, 2008 and June 30, 2007, respectively, the Company was committed to the funding of first single family residential real estate loans of $31.8 million and $15.3 million, respectively, construction loans of $58.8 million and $48.7 million, respectively, commercial real estate loans of $4.0 million and $1.8 million, respectively, lines of credit of $172.7 million and $164.8 million, respectively, and standby letters of credit of $10.9 million and $16.8 million, respectively.

Guarantees

In the normal course of business, the Company sells loans in the secondary market. As is customary in such sales, the Company provides indemnification to the buyer under certain circumstances. This indemnification may include the obligation to repurchase loans by the Company, under certain circumstances. In most cases repurchases and losses are rare, and no provision is made for losses at the time of sale. When repurchases and losses are probable and reasonably estimable, a provision is made in the consolidated financial statements for such estimated losses.

On May 12, 2003, the Company entered into a sales and servicing master agreement with the FHLB of Pittsburgh. The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement. Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605 thousand. The Company has sold $16.6 million in loans under this agreement and had a maximum credit risk exposure of $461 thousand at June 30, 2008. The fair value of these guarantees was determined to be insignificant at June 30, 2008.

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

FFB is a party to three civil actions relating to some of the revenue bonds, which are the subject of the SEC investigation described above. On August 30, 2005, a writ of summons was filed by the Boyertown Area School District (“Boyertown”) in the Court of Common Pleas, Montgomery County, Pennsylvania commencing a civil action against, inter alia, FFB. Boyertown Area School District v. First Financial Bank et. al. , No. 0521799. A complaint was filed on November 9, 2005, asserting the following claims against FFB: Breach of Trust Indenture and Fiduciary Duties (Count 1), Breach of Fiduciary Duties (Count 2), Civil Conspiracy (Count 3), and Concerted Action (Count 4). On September 19, 2005, Red Lion Area School District (“Red Lion”) filed a complaint in the Court of Common Pleas, York County, Pennsylvania, against inter alia , FFB. Red Lion Area School District v. Bradbury et. al. , No. 2005-SU1656Y01; No. 2005SU2544Y01. This case has been transferred to the Court of Common Pleas of Montgomery County, Pennsylvania, and an amended complaint was filed on October 18, 2006. The amended complaint asserts the following claims against FFB: Declaratory Judgment (Count 15), Breach of Trust Indenture (Count 16), Civil Conspiracy (Count 17), Civil Conspiracy—Alternative Legal Basis (Count 18), Breach of Common Law Duties as Trustee (Count 19), Tortious Action in Concert/Aiding and Abetting Fraud (Count 20), Breach of Trust Indenture (Count 21), Breach of Fiduciary Duties (Count 22), Vicarious Liability and Respondeat Superior (Count 23), Unjust Enrichment (Count 24), and Unjust Enrichment (Count 25). On March 16, 2006, Perkiomen Valley School District (“Perkiomen”) filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania, against, inter alia , FFB Perkiomen Valley School District v. First Financial Bank et.al. , No. 0606533. The complaint asserts the following claims against FFB: Breach of Trust Indenture (Count 1), Breach of Fiduciary Duties (Count 2), Vicarious Liability and Respondeat Superior (Count 3), Civil Conspiracy (Count 4), and Concert of Action (Count 5). The actions have been consolidated for discovery and case management purposes, but not for trial. The Bank’s answers were provided on September 6, 2007, with respect to the Red Lion matter, and September 10, 2007, with respect to the Boyertown and Perkiomen matters. Discovery is in its initial stages. The Company believes the above noted lawsuits are without merit and intends to vigorously defend itself in the suits.

On June 16, 2007, Cincinnati Insurance Company (“Cincinnati”) commenced a declaratory judgment action in federal court against the Bank, Red Lion, Boyertown, and Perkiomen seeking a declaration that Cincinnati is not obligated to provide insurance coverage to the Bank in connection with the SEC subpoena and the litigation brought by Red Lion, Boyertown, and Perkiomen: Cincinnati Insurance Company v. First Financial Bank et al., 07-02389 (E.D. Pa.).  .), (the “School District Litigation”). Willow Financial Bank filed an answer and counterclaim on September 20, 2007 seeking damages for Cincinnati’s breach of contract for failure to defend and for bad faith.  Cincinnati answered the Counterclaim and denied all of the Bank’s allegations. Willow Financial Bank has served discovery and received documents from Cincinnati and its counsel.  Cincinnati has not served any discovery. Willow Financial Bank filed a Motion for Judgment on the Pleadings as to Cincinnati’s duty to defend the Bank in the School District Litigation. Cincinnati filed its own Motion for Judgment on the Pleadings. Willow Financial Bank filed an opposition to Cincinnati’s Motion, and Boyertown also filed an opposition to Cincinnati’s Motion. The trial judge heard argument on the Bank’s Motion and Cincinnati’s Motion on May 30, 2008.

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

Other Commitments

In connection with the operation of 29 of its banking offices and an operations center, the Company leases certain office space. The leases are classified as operating leases, with rent expense of $3.0 million, $2.9 million, and $2.0 million for the years ended June 30, 2008, 2007 and 2006, respectively. Minimum payments over the remainder of the leases are summarized as follows:

Minimum lease payments
(Dollars in thousands)
Year ended:
June 30, 2009	$2,740
June 30, 2010	2,368
June 30, 2011	2,179
June 30, 2012	1,914
June 30, 2013	1,769
Thereafter	15,403
Total	$26,373

18.                              Accounting for Derivative Instruments and Hedging

The Company may from time to time utilize derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swap options or combinations thereof to assist in its asset/liability management. In accordance with SFAS No. 133, “Accounting for Derivative Instruments,” the Company must document its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge in order to qualify for hedge accounting treatment. The Company also assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item. For fair value hedges, both the effective and ineffective portions of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in the statement of operations within interest income or interest expense. For cash flow hedges, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income. When the hedged item impacts the statement of operations, the gain or loss included in accumulated other comprehensive income is reported on the same line in the statement of operations as the hedged item. In addition, the ineffective portion of the changes in the fair value of derivatives used as cash flow hedges is reported in the statement of operations.

At June 30, 2008, the Company had four interest rate swap arrangements used to hedge specific loans originated by the Bank. The swaps effectively convert the rates from a fixed rate to a floating rate based on Libor throughout the life of the underlying loans. At June 30, 2008, the total outstanding notional amount on these swaps was $7.6 million. The weighted average floating and fixed rates on these transactions were 2.95% and 4.73%, respectively at June 30, 2008. The Company does not maintain sufficient documentation for these transactions to receive hedge accounting treatment and thus all changes in the fair value of the derivatives is recorded in the consolidated statement of operations. As such, based on the decrease in the market value of the interest rate swaps during fiscal 2008, the Company recognized a loss of $251 thousand in other income in the consolidated statement of operations with respect to these four swap agreements. The Company has recorded a net payable of $55 thousand at June 30, 2008 as compared to a net receivable of $196 thousand at June 30, 2007.

As part of the Chester Valley Merger, the Company assumed the responsibility for a $20 million notional interest rate swap whereby the Company paid a variable rate and received a fixed rate. The interest rate swap had been used to hedge certain Federal Home Loan Bank borrowings of the former Chester Valley. On the date of the Chester Valley Merger, the interest rate swap and the hedged borrowings were marked to fair value in purchase accounting. In September 2005, the hedged borrowings were repaid and $10 million notional amount of the interest rate swap was unwound with the counter-party. After performing the appropriate documentation of the derivative instrument, the Company designated the remaining $10 million notional amount interest rate swap as a fair value hedge of certain existing borrowings of the Bank. The swap had the effect of converting a fixed rate borrowing to an adjustable rate borrowing. During the quarter ended December 31, 2005, the derivative instrument ceased to be a highly effective hedge; therefore, the Company discontinued hedge accounting resulting in a pre-tax charge of $47 thousand. The interest rate swap was unwound in February 2006 without resulting in any additional impact to the statement of operations. The basis adjustment that was previously recorded on the hedged borrowing that is recorded in the statement of financial condition is amortized as an increase in interest expense over the remaining life of the borrowing using the interest method.

Additionally, in August 2003, Chester Valley purchased a $30.0 million notional amount 3.50% six month Libor interest rate cap while simultaneously selling a $30.0 million notional amount 6.00% six-month Libor interest rate cap (“Interest Rate Corridor”), which was to expire in August 2008. Chester Valley paid a net premium, which entitled it to receive the difference between six-month Libor from 3.50% up to 6.00% applied to the $30.0 million notional amount. Upon consummation of the Merger, the Company assumed the Interest Rate Corridor and designated it to hedge certain borrowings of the Bank, which were variable in nature and indexed to six-month Libor. The Interest Rate Corridor was being used to hedge the cash flows of this borrowing. Prior to October 23, 2006, the Interest Rate Corridor reduced the negative impact on earnings of the borrowings in a rising interest rate environment. The fair market value of the Interest Rate Corridor had two components: the intrinsic value and the time value of the option. The Interest Rate Corridor was marked-to-market quarterly, with changes in the intrinsic value of the Interest Rate Corridor, net of tax, included as a separate component of other comprehensive income, and the change in the time value of the option included directly as interest expense as required under SFAS 133. In addition, the ineffective portion, if any, would have been expensed in the period in which ineffectiveness was determined.

On October 23, 2006, the Company unwound the Interest Rate Corridor and recognized a gain of $804 thousand in the statement of operations upon repayment of the $30 million FHLB advance.

19.                              Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

At June 30, 2008, the Bank had regulatory capital, which was well in excess of regulatory limits set by the OTS. The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2008
Tangible capital (to tangible assets)	$109,164	7.2%	$22,845	1.5%	$30,460	2.0%
Core capital (to adjusted tangible assets)	109,164	7.2%	60,920	4.0%	76,151	5.0%
Tier I capital (to risk-weighted assets)	109,164	11.3%	N/A	N/A	57,684	6.0%
Risk-based capital (to risk-weighted assets)	120,720	12.6%	76,912	8.0%	96,140	10.0%
As of June 30, 2007
Tangible capital (to tangible assets)	$117,703	8.2%	$21,580	1.5%	$28,773	2.0%
Core capital (to adjusted tangible assets)	117,703	8.2%	57,547	4.0%	71,933	5.0%
Tier I capital (to risk-weighted assets)	117,703	12.2%	N/A	N/A	57,682	6.0%
Risk-based capital (to risk-weighted assets)	127,983	13.3%	76,909	8.0%	96,136	10.0%

In its letter approving the Chester Valley Merger Agreement, the OTS, as one of the conditions for approval, indicated that, for the periods ending December 31, 2005, 2006, and 2007, the Bank was required to have tier one core capital ratios at least equal to 6.50%, 6.75%, and 7.25%, respectively, and total risk-based capital equal to 11.97%, 12.02% and 12.40%, respectively. The Bank also was required to submit to the OTS, quarterly status reports detailing its compliance with the conditions on regulatory capital outlined in its approval letter. The OTS’ conditions for approval of the Chester Valley Merger also indicated that, for the periods ending December 31, 2005, 2006, and 2007, the Company must have consolidated tangible capital ratios at least equal to 5.14%, 5.59% and 6.12%, respectively. Both the Company and the Bank met these requirements on the respective dates required, and there are no further requirements other than for normal reporting purposes.

20.                              Fair Value of Financial Instruments

The Company’s methods for determining the fair value of its financial instruments as well as significant assumptions and limitations are set forth below.

Limitations

Estimates of fair value are made at a specific point in time, based upon, where available, relevant market prices and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. For a substantial portion of the Company’s financial instruments, no quoted market price exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions (many of which involve events outside the control of management). Such assumptions include assessments of current economic condition, perceived risks associated with these financial instruments and their counterparties, future expected loss experience, and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies would be likely to result in significantly different fair value estimates.

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

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at June 30, 2008 and 2007:

Cash and Cash Equivalents, Accrued Interest Receivable, Deposits with No Stated Maturities, Accrued Interest Payable, and Certificates

These financial instruments have carrying values that approximate fair value.

Investment Securities Trading, Available for Sale and Held to Maturity

Current quoted market prices were used to determine fair value.

Loans Receivable

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

Loans Held for Sale

The fair value of real estate loans originated and intended for sale in the secondary market is based on contractual cash flows using current market rates, calculated on an aggregate basis.

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

The carrying amounts and estimated fair values of the Company’s financial instruments, including off-balance sheet financial instruments, at June 30, 2008 and 2007 are as follows:

	June 30, 2008		June 30, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$36,182	$36,182	$60,277	$60,277
Investment securities — trading	1,282	1,282	1,176	1,176
Investment securities available for sale	181,262	181,262	188,339	188,339
Investment securities held to maturity	75,781	73,614	88,363	86,488
Loans held for sale	14,199	14,199	8,075	8,075
Loans receivable, net	1,136,839	1,114,375	1,035,293	1,020,289
Accrued interest receivable	6,181	6,181	6,654	6,654
Liabilities:
Deposits with no stated maturities	622,908	622,908	758,058	758,058
Certificates	249,532	250,563	334,672	315,561
FHLB advances	311,428	296,940	189,764	183,429
Trust preferred securities	27,312	26,176	25,774	24,537
Accrued interest payable	1,708	1,708	2,303	2,303

21.       Comprehensive (Loss) Income

The tax effects allocated to each component of other comprehensive (loss) income  are as follows:

	Year ended June 30, 2008
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Unrealized holding losses during the period	$(3,455)	$1,174	$(2,281)
Reclassification adjustment for losses included in net loss	1,671	(568)	1,103
Change in tax rate	—	(48)	(48)
Total other comprehensive loss	$(1,784)	$558	$(1,226)

	Year ended June 30, 2007
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Other comprehensive income:
Unrealized holding gains during the period	$1,638	$(587)	$1,051
Reclassification adjustment for gains included in net income	(228)	80	(148)
Gain on termination of interest rate corridor	(804)	281	(523)
Net unrealized loss on cash flow hedge	(376)	133	(243)
Total other comprehensive income	$230	$(93)	$137

	Year ended June 30, 2006
	Before tax amount	Tax Effect	After tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Unrealized holding losses during the period	$(4,549)	$1,612	$(2,937)
Reclassification adjustment for losses included in net income	919	(322)	597
Net unrealized gain on cash flow hedge	579	(203)	376
Total other comprehensive loss	$(3,051)	$1,087	$(1,964)

22.       Segment Information

Under the definition of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has three operating segments at June 30, 2008; Willow Financial Bank (“WFB”), BeneServ, and WIS (including Carnegie), as compared to two operating segments at 2007; WFB and WIS. The WFB segment primarily provides loan and deposit services to commercial and retail customers through its network of 29 branch locations. BeneServ, which was acquired on March 30, 2007, is an insurance agency serving the corporate employee benefit market segment. The WIS segment operates a full service investment advisory and securities brokerage firm.

Segment information for the twelve months ended June 30, 2008 and 2007 is as follows:

	For the year ended June 30,
	2008				2007
	WFB	BeneServ	WIS	Total	WFB	WIS	Total
	(Dollars in Thousands)

Interest income	$84,681	$—	$—	$84,681	$86,050	$—	$86,050
Interest expense	43,003	—	—	43,003	41,062	—	41,062
Net interest income	41,678	—	—	41,678	44,988	—	44,988
Non-interest income	8,728	2,288	2,757	13,773	9,958	2,309	12,267
Depreciation expense	2,924	12	20	2,956	2,598	—	2,598
Income tax (benefit) expense	(2,388)	239	21	(2,128)	2,752	134	2,886
Total net (loss) income	(43,980)	465	40	(43,475)	6,988	279	7,267
Goodwill	54,574	1,426	959	56,959
Total assets	1,573,744	6,762	4,139	1,584,645	1,550,343	953	1,551,296

23.           Parent Company Financial Information (Willow Financial Bancorp, Inc.)

Condensed Statements of Financial Condition

	At June 30, 2008	At June 30, 2007
	(Dollars in thousands)
Assets:
Cash in banks	$407	$440
Note receivable from subsidiary	4,446	4,770
Investment in subsidiaries	166,653	213,742
Investment securities — trading	1,282	1,176
Investment securities available for sale (amortized cost of $ and $789, respectively)	664	827
Goodwill	6,526	6,526
Other assets	2,032	1,963
Total Assets	$182,010	$229,444
Liabilities and Stockholders’ Equity:
Subordinated debentures	$25,744	$25,744
Other liabilities	6,169	4,267
Total Liabilities	31,913	30,011
Total Stockholders’ Equity	150,097	199,433
Total Liabilities and Stockholders’ Equity	$182,010	$229,444

Condensed Statements of Operations

	For the year ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Interest income:
Interest income	$19	$542	$401
Total interest income:	19	542	401
Non-interest income:
Realized (loss) gain on investments	(133)	49	51
Other	—	2	48
Total non-interest income	(133)	51	99
Total income	(114)	593	500
Expense:
Professional fees	15	14	281
Stationery and printing	—	—	27
Consulting services	—	—	38
Interest expense on subordinated debentures	1,553	2,434	1,109
Investor relations	10	14	70
Other	169	600	425
Total expense	1,747	3,062	1,950
Loss before taxes	(1,861)	(2,469)	(1,450)
Income tax benefit	(633)	(129)	—
Loss before equity in income of subsidiary	(1,228)	(2,340)	(1,450)
Equity in income of subsidiary	(42,247)	9,607	8,117
Net (loss) income	$(43,475)	$7,267	$6,667

Condensed Statements of Cash Flows

	For the year ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Net (loss) income:	$(43,475)	$7,267	$6,667
Add (deduct) items not affecting cash flows from operating activities:
Equity in undistributed income of subsidiary	42,247	(9,607)	(8,117)
Realized loss (gain) on investments	133	(49)	(51)
Increase in other assets	(1,855)	(2,872)	(2,644)
Purchase of investment securities — trading	(106)	(274)	(849)
Net tax payments received from subsidiary	2,062	8,438	—
Increase (decrease) in other liabilities	1,902	4,108	(191)
Net cash provided by (used in) operating activities	908	7,011	(5,185)
Cash flows from investing activities:
Purchase of investment securities available for sale	—	—	(10,054)
Proceeds from sales and calls of securities available for sale	30	10,054	4,476
Net repayment (funding) of notes receivable	324	(1,284)	1,367
Net cash used for acquisition	—	—	(35,032)
Net cash provided by (used in) investing activities	354	8,770	(39,243)
Cash flows from financing activities:
Capital contribution to subsidiaries	—	—	(15,000)
Dividends received from subsidiary	6,000	—	43,806
Proceeds from stock issuance	—	1,392	1,275
Proceeds from issuance of subordinated debentures	—	—	25,000
Repayment of trust preferred securities	(299)	(10,454)	—
Treasury stock purchases	—	(3,242)	(179)
Dividends paid	(6,996)	(6,920)	(6,718)
Net cash (used in) provided by financing activities	(1,295)	(19,224)	48,184
Net (decrease) increase in cash and cash equivalents	(33)	(3,443)	3,756
Cash and cash equivalents at beginning of period	440	3,883	127
Cash and cash equivalents at end of period	$407	$440	$3,883

24.       Related Party Transactions

The Bank routinely enters into transactions with its directors and officers. Such transactions are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and do not, in the opinion of management, involve more than the normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties was $154 thousand and $137 thousand at June 30, 2008 and 2007, respectively, and all such loans were performing in accordance with their terms at such dates.

25.         Dividend Policy

The Company’s ability to pay dividends is dependent, in part, upon its ability to obtain dividends from the Bank. The future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial conditions, cash needs, and general business conditions. Holders of common stock will be entitled to receive dividends as and when declared by the Board of Directors of the Company out of funds legally available for that purpose. Such payment, however, will be subject to the regulatory restrictions set forth by the OTS. In addition, OTS regulations provides that, as a general rule, a financial institution may not make a capital distribution if it would be undercapitalized after making the capital distribution. During fiscal 2008, the Company paid cash dividends of $7.0 million, or $0.46 per share.

Item 9A.     Controls and Procedures

9Aa. Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a – 15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered under this report.  Based on the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2008 because of the material weakness discussed below.

9Ab. Internal Control over Financial Reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company and the Bank is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework).

In connection with the completion of our testing of the internal controls and a review of our financial statements for the year ended June 30, 2008 under the COSO Framework, in our Form 10-K filed for the year ended June 30, 2008, management identified a material weakness in our internal control over financial reporting as described below:

•                  Adequate accounting personnel time was not allocated to permit an effective review and analysis of journal entries and general ledger account reconciliations and to consider the financial reporting impact of routine and non-routine transactions.

This resulted in misstatements that were corrected prior to the issuance of the consolidated financial statements. As a result of this material weakness, there is more than a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment under the COSO Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2008.

Our independent auditor, KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this report on Form 10-K, has issued a report on of the Company’s internal control over financial reporting. Their report appears in Item 8.

9Ac. Changes in Internal Control Over Financial Reporting

See Item 9Ad. below for details on the Company’s implementation of its remediation plan during the fiscal quarter ended June 30, 2008.

9Ad. Remediation of Material Weaknesses in Process

In connection with the restatement of the Company’s June 30, 2007 financial statements in May 2008, management formulated a remediation program and dedicated considerable resources to implement the necessary changes.  As a result of this effort, progress has been made in the remediation of the material weaknesses reported in the restated financial statements.  Those remediation efforts included:

•                  Key personnel in the Accounting and Finance department were changed and additional resources were added.  In May 2008, the Chief Accounting Officer also assumed the role of principal financial officer.  A Corporate Controller with bank accounting and internal audit experience was hired in November 2007.  In addition, in May 2008, the Company created the position of Financial Controls Manager and filled it with an individual with both accounting and operations experience.

•                  A thorough review of the internal audit risk assessment and related scope was initiated and a plan was developed to include a comprehensive review of general ledger account reconciliations and related processes beginning in July 2008.

•                  Policies and procedures regarding the reconciliation and journal entry process were reinforced through training sessions held throughout the second half of the fiscal year to ensure appropriate supporting documentation existed for all significant transactions.  In addition, management implemented a monthly checklist process to monitor the timely completion of general ledger account reconciliations.

In addition to the remediation efforts noted above, the Company has commenced the following corrective actions in fiscal year 2009 to remediate the material weakness noted above:

•                  Additional personnel were added to the accounting staff, through the use of external consultants and experienced temporary staff, to ensure that management has appropriate accounting resources to more effectively review and analyze journal entries and general ledger account reconciliations and to consider sufficiently the financial reporting impact of routine and non-routine transactions.

•                  Internal audit began to execute on its enhanced audit plan which includes a comprehensive review of general ledger account reconciliations and the related processes.

•                  Management implemented a general ledger close within a specified time period whereby any subsequent entries would require the approval of a member of accounting management.  In addition management implemented a process of monitoring the aging of reconciling items by appropriate level of management.

In light of the efforts made to address the out of balance condition and other previous material weaknesses, the Company was unable to fully remediate the previously disclosed material weaknesses. While Management believes that progress has been made towards resolving the material weakness described in 9Ab above, sufficient time has not transpired for management to fully validate whether the remediation procedures in place have resolved the material weakness which is identified and described above.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item will be filed by amendment within 120 days after the end of the fiscal year covered by this report pursuant to General Instruction G(3) to Form 10-K.

Item 11.    Executive Compensation

The information required by this item will be filed by amendment within 120 days after the end of the fiscal year covered by this report pursuant to General Instruction G(3) to Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be filed by amendment within 120 days after the end of the fiscal year covered by this report pursuant to General Instruction G(3) to Form 10-K.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be filed by amendment within 120 days after the end of the fiscal year covered by this report pursuant to General Instruction G(3) to Form 10-K.

Item 14.       Principal Accounting Fees and Services

The information required by this item will be filed by amendment within 120 days after the end of the fiscal year covered by this report pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.       Exhibits and Financial Statement Schedules

(a)           Documents Filed as Part of this Report.

(1)           The following financial statements are incorporated by reference from Item 8 hereof:

Consolidated Statements of Financial Condition

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive (Loss) / Income

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

(2)                                  All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)           The following exhibits are filed as part of this Form 10-K , and this list includes the Exhibit Index.

Exhibit No.		Description
2.	1	Agreement and Plan of Merger by and between Harleysville National Corporation and Willow Financial Bancorp, Inc. dated May 20, 2008 (1)
3.	1	Articles of Incorporation, as amended, of Willow Financial Bancorp, Inc. (2)
3.	2	Amended and Restated Bylaws of Willow Grove Bancorp, Inc. (as amended through August 31, 2005)(3)
4.	0	Form of Stock Certificate of Willow Grove Bancorp, Inc. (4)
4.	1	Indenture, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as trustee (5)
4.	2

Amended and Restated Declaration of Trust of Willow Grove Statutory Trust I, dated as March 31, 2006, among Willow Grove Bancorp, Inc., as sponsor, U.S. Bank National Association, as institutional trustee, and the administrators named therein (5)

4.	3	Guarantee Agreement, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as guarantee trustee (5)
10.	1	Willow Grove Bancorp, Inc. 1999 Recognition and Retention Plan and Trust Agreement (6)
10.	2	Willow Grove Bancorp, Inc. 2002 Recognition and Retention Plan and Trust Agreement (7)
10.	3	Willow Grove Bancorp, Inc. Deferred Compensation Plan (8)
10.	4	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (9)
10.	5	First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendment thereto (10)
10.	6	First Financial Bank Board of Directors Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendment thereto (10)
10.	7	Willow Grove Bancorp, Inc. 2005 Recognition and Retention Plan and Trust Agreement (11)
10.	8	Memorandum Agreement between the Company, the Bank and William M. Wright, dated December 27, 2006 (12)
10.	9	Amended and Restated Employment Agreement between Willow Financial Bancorp, Inc., Willow Financial Bank and Donna M. Coughey (13)
10.	10	Amended and Restated Employment Agreement between Willow Financial Bank and Ammon J. Baus (13)
10.	11	Amended and Restated Employment Agreement between Willow Financial Bank and Matthew D. Kelly (13)
10.	12	Amended and Restated Employment Agreement between Willow Financial Bank and G. Richard Bertolet (13)
10.	13	Amended and Restated Change in Control Severance Agreement between Willow Financial Bank and Neelesh Kalani (13)
10.	14	Willow Financial Bank Amended and Restated 2005 Executive Deferred Compensation Plan (13)
10.	15	Willow Financial Bank Amended and Restated Directors 2005 Deferred Compensation Plan (13)
10.	16	Willow Financial Bank Amended and Restated Non-Employee Directors’ Retirement Plan (13)
10.	17	Willow Financial Bancorp, Inc. Amended and Restated 2007 Supplemental Executive Retirement Plan (13)
10.	18	Willow Financial Bancorp, Inc. Amended and Restated 1999 Stock Option Plan (13)
10.	19	Willow Financial Bancorp, Inc. Amended and Restated 2002 Stock Option Plan (13)
10.	20	Amendment Number One to Chester Valley Bancorp, Inc. 1993 Stock Option Plan (13)
10.	21	Amendment Number One to Chester Valley Bancorp, Inc. 1997 Stock Option Plan (13)

10.	22	Amended and Restated Employment Agreement between Willow Financial Bank and Colin N. Maropis (13)
10.	23	Amended and Restated Employment Agreement between Willow Financial Bank and Thomas Saunders (13)
10.	24	Form of Amended and Restated Employment Agreement between Willow Financial Bank, BeneServ, Inc. and certain executives (13)
10.	25	Form of Amended and Restated Change in Control Severance Agreement between Willow Financial Bank and certain officers (13)
10.	26

Termination of Employment Agreement and Release Agreement by and among Willow Financial Bancorp, Inc., Willow Financial Bank, Harleysville National Corporation, Harleysville National Bank and Trust and Donna M. Coughey dated May 20, 2008 (1)

10.	27	Employment Agreement by and between Harleysville Management Services LLC and Donna M. Coughey dated May 20, 2008 (1)
10.	28	Form of Letter Agreement dated May 20, 2008 entered into by each director of Willow Financial Bancorp, Inc. and Harleysville National Corporation (1)
10.	29	Form of Non-Competition and Non-Solicitation Agreement dated May 20, 2008 entered into by each director of Willow Financial Bancorp, Inc. and Harleysville National Corporation (1)
10.	30	Severance and Release Agreement by and among Willow Financial Bancorp, Inc., Willow Financial Bank and Joseph T. Crowley (14)
21.	0	Subsidiaries of the Registrant—Reference is made to “Item 1. Business—Subsidiaries” for the required information
23.	0	Consent of KPMG LLP
31.	1	Section 1350 Certification of the Chief Executive Officer
31.	2	Section 1350 Certification of the Principal Financial Officer
32.	1	Section 906 Certification of the Chief Executive Officer
32.	2	Section 906 Certification of the Principal Financial Officer

(1)	Incorporated by reference from the Company’s Form 8-K, dated May 20, 2008 and filed with the SEC on May 21, 2008 (SEC File No. 000-49706)

(2)	Incorporated by reference from the Company’s Form 8-K, dated September 21, 2006 and filed with the SEC on September 22, 2006 (SEC File No. 000-49706)

(3)	Incorporated by reference from the Company’s Form 8-K, dated August 31, 2005 and filed with the SEC on September 1, 2005 (SEC File No. 000-49706)

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106)

(5)	Exhibit not included pursuant to Item 601(b) (4) (iii) of Regulation S-K. The Company will provide a copy of such exhibit to the SEC upon request.

(6)

Incorporated by reference from the Definitive Proxy Statement on Schedule 14A filed by the Company’s predecessor, a federal corporation known as Willow Grove Bancorp, Inc. (the “Mid-Tier”) on June 23, 1999 (SEC File No. 000-25191).

(7)	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A filed on October 9, 2002 (SEC File No. 000-49706).

(8)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 12, 2004 (SEC File No. 000-49706).

(9)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 13, 2005 (SEC File No. 000-49706).

(10)	Incorporated by reference from the Company’s Form 8-K, dated as of October 25, 2005 and filed with the SEC on October 31, 2005 (SEC File No. 000-49706).

(11)	Incorporated by reference from the Company’s Definitive Proxy Statement on Schedule 14A as filed on October 5, 2005 (SEC File No. 000-49706).

(12)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 9, 2007 (SEC File No. 000-49706).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of October 23, 2007 and filed with the SEC on October 29, 2007 (SEC File No. 000-49706).

(14)	Incorporated by reference from the Company’s Form 8-K, dated June 20, 2008 and filed with the SEC on June 23, 2008 (SEC File No. 000-49706).

(b)            Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)             Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW FINANCIAL BANCORP, INC.

Date: September 15, 2008	By:	/s/ DONNA M. COUGHEY
Donna M. Coughey
President and Chief Executive Officer

Date: September 15, 2008	By:	/s/ NEELESH KALANI
Neelesh Kalani
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DONNA M. COUGHEY
Donna M. Coughey
President, Chief Executive Officer and Director

/s/ NEELESH KALANI
Neelesh Kalani
Principal Financial Officer

/s/ MADELEINE WING ADLER
Madeleine Wing Adler
Director

/s/ JOHN J. CUNNINGHAM, III
John J. Cunningham, III
Director

/s/ GERARD F. GRIESSER
Gerard F. Griesser
Director

/s/ CHARLES F. KREMP, 3RD
Charles F. Kremp, 3rd
Director

/s/ WILLIAM W. LANGAN
William W. Langan
Director

/s/ ROSEMARY C. LORING, ESQ.
Rosemary C. Loring, Esq.
Chair of the Board

/s/ ROBERT J. MCCORMACK
Robert J. McCormack
Director

/s/ JAMES E. MCERLANE
James E. McErlane
Director

/s/ A. BRENT O’BRIEN
A. Brent O’Brien
Director

/s/ SAMUEL H. RAMSEY, III
Samuel H. Ramsey, III
Director

/s/ EMORY S. TODD
Emory S. Todd
Director

/s/ WILLIAM B. WEIHENMAYER
William B. Weihenmayer
Director