Form 10-K/A
period 2008-06-30
WILLOW FINANCIAL BANCORP, INC.
filed 2008-10-28
CIK 1163428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: June 30, 2008
          or
[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ______ to ______

Commission File Number: 0-49706

WILLOW FINANCIAL BANCORP, INC.
(Exact name of Registrant as specified in its charter)

Pennsylvania	80-0034942
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

170 South Warner Road, Wayne, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:     (610) 995-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:  none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	YES [ ] NO [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.	YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		YES [ ] NO [X]

The aggregate market value of the outstanding shares of the Registrant’s common stock held by non-affiliates was $117,410,759 as of December 31, 2007.

As of the close of business on October 21, 2008, there were 15,674,006 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated: None.

Explanatory Note

Willow Financial Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the Securities and Exchange Commission on September 16, 2008.  In accordance with General Instruction G(3), the Company is filing this amendment to include in its Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors. The following table presents information concerning our directors, all of whom also serve as directors of Willow Financial Bank.  For certain directors, the indicated period of service as a director includes service as a director of Willow Financial Bank prior to the organization of our holding company in 1998. Ages are reflected as of June 30, 2008.

Name	Age	Position with Willow Financial Bancorp and Principal Occupation During the Past Five Years	Director Since
Donna M. Coughey	58	Director, President and Chief Executive Officer of Willow Financial Bancorp and Willow Financial Bank since August 31, 2005. From November 2000 through August 2005, Director, President and Chief Executive Officer of Chester Valley Bancorp Inc. and First Financial Bank.	2005
John J. Cunningham, III	66	Director. Vice Chairman of the law firm of Cozen O'Connor, Philadelphia, Pennsylvania and prior thereto Managing Partner and Chairman of the Business Law Department of Cozen O'Connor since March 2000. Mr. Cunningham previously served as a director of Chester Valley Bancorp and First Financial Bank from 1998 to 2005.	2005
James E. McErlane	65	Director. Attorney and Principal of the law firm of Lamb McErlane, West Chester, Pennsylvania, since 1971. Interim President of Chester Valley Bancorp and First Financial Bank from June to November 2000. Mr. McErlane previously served as a director of Chester Valley Bancorp and First Financial Bank from 1991 to 2005 and Chairman from 2000 to 2005.	2005
William B. Weihenmayer	61	Director. Independent real estate consultant, Huntingdon Valley, Pennsylvania, since March 1990; previously, a partner of The Linpro Company, a national real estate developer.	1996
Madeleine Wing Adler, Ph.D.	67	Director. President of West Chester University, West Chester, Pennsylvania since 1992. Dr. Wing Adler previously served as a director of Chester Valley Bancorp and First Financial Bank from 2003 to 2005.	2005
William W. Langan	67	Director. Previously, Chairman of the Board of Willow Financial Bancorp and Willow Financial Bank. Retired since March 2001; previously, President and owner of Marmetal Industries, Inc., a manufacturer of precision machined components and tooling for the marine, aerospace, utilities and related industries, Horsham, Pennsylvania.	1986
Robert J. McCormack	47	Director. President of Marathon Business Group, LLC and President of Murphy McCormack Business Group, LLC, Lewisburg, Pennsylvania, business consulting firms for mergers and acquisitions, since March 2005 and January 2006, respectively; previously, Mr. McCormack served as President and Chief Executive Officer of Sun Bancorp, Inc., Lewisburg, Pennsylvania, from March 2000 to October 2004.	2005
A. Brent O'Brien	70	Director. Currently an insurance consultant since 2001. Former Chief Executive Officer and President of Bean, Mason & Eyer, Inc., an insurance brokerage firm in Doylestown, Pennsylvania.	1996
Samuel H. Ramsey, III	65	Director. Investment advisor, Financial Network Investment Corporation, Bellevue, Washington, since January 2004; previously, investment advisor, AXA Advisers, LLC, Bellevue, Washington, from October 2000 to 2004 and owner of Samuel H. Ramsey, III, Certified Public Accountants from 1973 to 2002.	1988

Name	Age	Position with Willow Financial Bancorp and Principal Occupation During the Past Five Years	Director Since
Gerard F. Griesser	59	Director. An Owner of Prudential FoxRoach/The Trident Group, a company operating in the residential real estate industry, mortgage banking, title insurance agency, personal lines insurance agency and relocation industry since 1985. Mr. Griesser previously served as a director of First Financial Bank from 1988 to 2005 and of Chester Valley Bancorp from 1990 to 2005.	2005
Charles F. Kremp, 3rd	65	Director. Owner of Kremp Florist, Willow Grove, Pennsylvania.	1994
Rosemary C. Loring, Esq.	58	Director and Chair of the Board of Willow Financial Bancorp and Willow Financial Bank since July 2005; previously, Vice Chair of the Board since November 2003. President of Loring Careers, Inc., since 2006; previously, President of the Remedy Intelligent Staffing franchise for Bucks and Montgomery counties, Pennsylvania since 1996. Prior thereto, Ms. Loring served for almost 20 years in various management and executive positions with Bell Atlantic (now Verizon) and First Union National Bank (now Wachovia).	2000
Emory S. Todd, Jr., CPA	66	Director. Self-employed, Certified Public Accountant in Chester Springs, Pennsylvania since 1971. Mr. Todd previously served as a director of First Financial Bank from 1987 to 2005 and of Chester Valley Bancorp from 1990 to 2005.	2005

Executive Officers Who Are Not Directors.  Set forth below is certain information with respect to current executive officers of Willow Financial Bancorp and/or Willow Financial Bank who are not also directors.  Ages are reflected as of June 30, 2008.

Name	Age	Principal Occupation During the Past Five Years
Ammon J. Baus	59
Chief Credit Officer of Willow Financial Bank since August 31, 2005.  Previously, Senior Vice President and Chief Lending Officer of Willow Grove Bank since March 2003.  Prior thereto, Credit Risk Officer of Fleet National Bank (formerly Summit Bank, Princeton, New Jersey) from 1997 to 2003.

Neil Kalani	33
Principal Financial Officer of Willow Financial Bancorp and Willow Financial Bank since May 2008 and Chief Accounting Officer since January 2006.  Previously, Mr. Kalani served as Accounting Manager with Comcast Cable Communications since July 2004.  Prior thereto, Mr. Kalani was Audit Manager with KPMG LLP from November 1997 to July 2004.

Matthew D. Kelly	44
Chief Wealth Management Officer of Willow Financial Bank since August 31, 2005 and, from June 2003 through June 2006, President and Chief Operating Officer of Philadelphia Corporation for Investment Services, which was a wholly owned subsidiary of Willow Financial Bank.  Previously, Executive Vice President of First Financial Bank from March 2002 through August 2005.  Prior thereto, Mr. Kelly was Managing Director of PNC Advisors from October 2000 to March 2002.

Thomas J. Saunders	47
Executive Commercial Sales Manager of Willow Financial Bank since June 2007.  Prior to joining Willow Financial Bank, Mr. Saunders was a Senior Vice President and Manager at Brown Brothers Harriman & Co. from November 1996 to June 2007 where he was responsible for developing business opportunities across the firm's commercial, investment banking, private equity and investment management platforms.

Audit Committee.  The Board of Directors has established an Audit Committee that reviews with management and the independent registered public accounting firm the systems of internal control, reviews the annual financial statements, including the Form 10-K and monitors Willow Financial Bancorp's adherence in accounting and financial reporting in conformity with U.S. generally accepted accounting principles.  The Audit Committee is currently comprised of four directors, Messrs. Langan, McCormack, Ramsey and Todd, each of whom are independent directors as defined in the Nasdaq listing standards and the rules and regulations of the Securities and Exchange Commission.  The Board of Directors has determined that Mr. Todd, the Chairman of our Audit Committee, is also our Audit Committee Financial Expert, as such term is defined in the rules of the Securities and Exchange Commission.  Mr. Todd has extensive accounting and financial experience due to his more than 35 years of practice as a certified public accountant.

Code of Ethics.  The Company has adopted a code of ethics policy, which applies to its principal executive officer, principal financial officer, principal accounting officer, as well as its directors and employees generally. The Company will provide a copy of its code of ethics to any person, free of charge, upon request. Any requests for a copy should be made to our shareholder relations administrator, Willow Financial Bancorp, Inc., 170 South Warner Road, Suite 300, Wayne, Pennsylvania 19087.

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors, and persons who own more than 10% of Willow Financial Bancorp's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by regulation to furnish Willow Financial Bancorp with copies of all Section 16(a) forms they file.  We know of no person who owns 10% or more of our common stock.

Based solely on our review of the copies of such forms furnished to us, or written representations from our officers and directors, we believe that during, and with respect to, the fiscal year ended June 30, 2008, our officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Securities Exchange Act of 1934.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

General.  The Compensation Committee of our Board of Directors develops our compensation philosophy. The duties and responsibilities of the Compensation Committee, which consists entirely of independent directors of the Board, include the following evaluations and recommendations that are made to the full Board of Directors for approval:

•	Evaluate competitive compensation practices for the executive team based on peer group companies;

•	Review overall compensation and benefits budgets;

•	In conjunction with the Chief Executive Officer, recommend the compensation and benefits philosophy and strategy for Willow Financial Bancorp;

•	In consultation with the Chief Executive Officer, determine performance measures and goals for corporate, departmental and individual performance as they relate to compensation;

•	Recommend compensation awards for the Chief Executive Officer, including salary, bonus, stock awards, and, if applicable, contracts and supplemental compensation and benefits arrangements;

•
Review and make recommendations for revision or approval of compensation programs and individual compensation awards recommended by the Chief Executive Officer for other members of the executive team; and

•	Review and recommend implementation or revision of any major compensation or benefit programs.

Donna Coughey, our Chief Executive Officer, participates in discussions regarding the total compensation programs for all employees, including our other executive officers.  However, the Committee recommends and the Board determines Ms. Coughey's compensation.

During the fiscal year ended June 30, 2008, our approach to compensation matters for senior management was significantly affected by two factors, (i) the identification and resolution of the out-of-balance condition in our balance sheet, which was first announced on November 14, 2007, and (ii) the process culminating in our entering into the Agreement and Plan of Merger (the "Merger Agreement") with Harleysville National Corporation ("Harleysville National") dated May 20, 2008, and the consummation of our merger (the "Merger") with and into Harleysville National pursuant to the terms of the Merger Agreement.  Such factors tempered somewhat considerations of compensation matters during fiscal 2008, although certain adjustments were made in an effort to ensure that we maintained a quality management team to resolve the out-of-balance condition, operate the bank in accordance with our business plan and successfully complete our pending merger with Harleysville National.  Pursuant to the terms of the Merger Agreement, the Merger will have certain effects on compensation and benefits issues for our executive officers and directors which are described under the heading "Proposal No. 1 - The Merger – Interests of Management and Others in the Merger" in the joint proxy statement/prospectus, dated July 31, 2008, of Harleysville National (SEC File No. 333-152007) and Willow Financial Bancorp, which is incorporated by reference herein.

Our Philosophy Regarding Executive Pay.  We compensate our executive officers named in the Summary Compensation Table below, referred to herein as our "named executive officers," primarily through a mix of salary, bonus and equity compensation as well as retirement benefits. Our compensation program is designed to be competitive with comparable companies. Overall, our compensation philosophy is intended to provide fair base pay levels with meaningful upside for strong performance.

Determination of Our Compensation Levels.  The Compensation Committee of our Board of Directors is responsible for assessing appropriate compensation arrangements and recommending final levels and forms of compensation for our executives.   In order to compare our pay standards with other comparable companies, we periodically review pay levels of other peer and competitor firms. Our last study was conducted at the end of 2005 and updated in 2006.

Ultimately, the Chief Executive Officer recommends pay levels for members of the executive team based upon this market information modified to fit the experience, capabilities and contributions of our executive team members as well as the strategic goals of Willow Financial. The Compensation Committee makes recommendations based on information received by the Chief Executive Officer and subsequently the Board of Directors approves of or modifies the compensation levels and types recommended by the Chief Executive Officer and the Compensation Committee for other executives.

The pay arrangements for the Chief Executive Officer are analyzed and reviewed by the Compensation Committee. The Compensation Committee then makes recommendations to the Board of Directors for the Chief Executive Officer. The Board ultimately establishes the compensation for the Chief Executive Officer. These processes are utilized for all forms of compensation unless noted otherwise below.

Components of Compensation.  The four primary components of compensation for our executive officers are: (1) salaries; (2) bonuses; (3) other non-equity incentive pay; and (4) equity incentives, consisting of restricted stock and stock options.

To a lesser extent, we also compensate our executive officers through matching contributions and allocations of Willow Financial Bancorp common stock in our 401(k)/Employee Stock Ownership Plan and certain other benefits available to all employees.  Each of these components of compensation is described in more detail below.

Salary.  We provide our named executive officers with a level of base salary that we believe is appropriate given their professional status and accomplishments relative to individuals in similar positions in the industry in which we operate. Historically, we have assessed salary levels at or near the 50th percentile of the pay range for our industry and size. We adjust from this range in consideration of the range and scope of job responsibilities, individual experience and capabilities, and the strategic goals of Willow Financial.

Salaries are negotiated and for all named executive officers, other than Mr. Kalani (who has a Change in Control Severance Agreement), are set forth in employment contracts between the executive officer and Willow Financial. Thereafter, our Compensation Committee reviews the salaries of our executives annually. Our policy has been that, due to her higher visibility and in light of Ms. Coughey's oversight of all aspects of Willow Financial's operations, she should receive significantly greater compensation and benefits than our other named executive officers.  This is consistent with the practices of other financial institutions.  Although the compensation of our President and Chief Executive Officer is higher than that of the other named executive officers, the processes used to determine her compensation are the same as the other officers.  Salaries for our named executive officers are established by (a) reviewing relevant market data, (b) adjusting, upwards or downward, to reflect individual qualifications and job uniqueness, and (c) engaging in discussions between the Chief Executive Officer and the Compensation Committee in order to make revisions as needed.  Ms. Coughey's salary was last adjusted in October 2006.  Except for Ms. Coughey, adjustments were made to the salaries of our named executive officers based on the above described factors in May 2007.  The Summary Compensation Table below reflects the adjustments approved in May 2007, which were effective July 1, 2007.  No additional salary adjustments have been considered or made with respect to our named executive officers since May 2007 except for an adjustment for Mr. Kalani to reflect his additional responsibilities.

Bonuses. As a general rule we structure all of our annual cash awards in the form of incentive awards, as described below.  Periodically, we may determine it is necessary to award a bonus to an executive for fulfillment of responsibilities that are not directly related to measurable performance factors.  Mr. Saunders received a bonus of $125,000 in fiscal 2008 pursuant to the terms of his employment agreement, which was negotiated when Mr. Saunders joined the bank in June 2007, $75,000 of which represented a signing bonus and $50,000 of which was earned on the one year anniversary of his employment.  Mr. Kalani received a bonus of $36,623 during fiscal 2008 in recognition of his assumption of increased duties and responsibilities as principal financial officer as well as the substantial additional workload assumed by Mr. Kalani in connection with resolving the out-of-balance condition in our balance sheet.  No other named executive officers received bonuses for fiscal 2008.

Non-Equity Incentive Awards. Selected members of the executive team are eligible to receive non-equity incentive awards pursuant to our Executive Bonus Program. These awards are determined based upon a matrix of performance criteria established at or near the beginning of each fiscal year. The Compensation Committee and the Board of Directors determined the matrix for fiscal 2008 after consideration of various corporate and individual performance factors, including base amounts related to our annual budget.  No incentive awards were paid pursuant to this program for fiscal 2008.

Name	Components	Weighting	Base Threshold	Stretch Threshold
Donna M. Coughey	Earnings per share	60%	$ 0.78	$ 0.82
President and CEO	Loans Outstanding excluding Residential Mtgs.	20%	$ 989,870	$1,039,364
	Other Income; Insurance, Investment & Mtg Sales Income	20%	$ 9,599	$ 10,079
	Bonus payouts as percent of base salary		35%	45%

Joseph T. Crowley	Earnings per share	60%	$ 0.78	$ 0.82
CFO	Either efficiency ratio or expenses less than budget	20%	73.44%	69.77%
	Other Income: Insurance, Investment & Mtg Sales Income	20%	$ 9,599	$ 10,079
	Bonus payouts as percent of salary		35%	45%

Thomas Saunders	Outstanding Loan Balances	25%	$ 697,475	$ 732,349
Exec. Commercial	Outstanding DDA Balances	25%	$ 84,580	$ 88,809
Sales Manager	Total Investment & Trust Fees	25%	$ 718,800	$ 754,740
	Small Business Administration Sale Fees & Other Loan Fees	25%	$1,262,000	$1,325,100
	Bonus payouts as percent of salary (Guaranteed $50,000 Year 1)		30%	40%

Ammon Baus	OREO, Sustd., Doubt. & Loss/Total Loans	20%	0.69%	0.65%
Chief Credit	Credit administration review rating	10%	Satisfactory	Above Average
Officer	30 day or more delinquent loans to total loans	20%	0.84%	0.80%
	Earnings per share	50%	$0.78	$0.82
	Bonus payouts as percent of salary		30%	40%

Matthew D. Kelly	Average outstanding private bank loans	25%	$ 69,998	$ 73,498
	Average outstanding private bank core deposits	25%	$ 65,710	$ 68,996
	Average outstanding private banking demand deposit account	25%	$ 11,250	$ 11,813
	Total investment and trust fees	25%	$718,800	$754,740
	Bonus payouts as percent of salary		30%	40%

Under the Executive Bonus Program, an executive officer's bonus may be awarded if at least some of the threshold criteria are met.  If none of the thresholds are achieved, then no incentive bonus pay is awarded as was the case for Ms. Coughey, Mr. Crowley, Mr. Baus and Mr. Kelly.

Equity Compensation.  Long-term awards are needed to attract and retain talented and motivated employees.  Due to recent changes in accounting rules that made the treatment of stock options less attractive, we have diminished the use of stock options in favor of restricted stock awards. However, we believe both types of awards have their place.  Options require appreciation in share value before they result in gain for the employees.  Restricted stock awards encourage employees to preserve existing value as well as grow the value of the stock.

We have provided restricted stock awards to selected employees under our 2005 Recognition and Retention Plan that was approved by the Board of Directors on September 27, 2005.  None of the named executive officers received restricted stock awards in the last fiscal year.  The restricted stock awards vest at a rate of 1/3 per year commencing on the first anniversary of the date of grant. Accelerated vesting is permitted on death, disability, retirement and change in control. Additional information on the restricted stock awards is set forth below under "Grants of Plan-Based Awards."

Our Compensation Committee recommends, and our Board of Directors grants, restricted stock awards. Restricted stock awards are based on a combination of individual contributions to Willow Financial, market standards and competitive recruiting needs. On an annual basis, our Compensation Committee assesses the appropriate individual and corporate goals for each executive and considers additional restricted stock awards based upon the achievement of both individual and corporate goals.

Messrs. Crowley, Baus and Kelly also hold stock options awarded under the 2002 Stock Option Plan in fiscal 2006. Options granted under this plan were granted at an exercise price equal to the then current market price of our common stock. Options generally vest at a rate of 20% per year from the grant date, though vesting is accelerated upon the executive's death or disability or a change in control of Willow Financial. None of our named executive officers received stock options in the 2008 fiscal year.

Additionally, employees, including our named executive officers, receive matching contributions and are eligible for discretionary contributions under the 401(k) provisions of the 401(k)/Employee Stock Ownership Plan.  No discretionary contributions were made in fiscal 2008.  Employer and matching contributions under the plan are fully vested at all times.  In addition, we allocate shares of Willow Financial Bancorp common stock to our employees pursuant to the employee stock ownership plan provisions.  Participants become vested in the employee stock ownership plan shares at a rate of 20% per year commencing after two full years of service.

Life Insurance Benefits.  We have assumed life insurance policies on Ms. Coughey and Mr. Kelly pursuant to the First Financial Bank Executive Survivor Income Plan.  Under this arrangement we own the policy and make premium payments to the insurance companies. In the event of the death of Ms. Coughey or Mr. Kelly during their employment with Willow Financial, their designated beneficiary would receive the death benefit available under their arrangements, $500,000 for Ms. Coughey's beneficiary and $250,000 for Mr. Kelly's beneficiaries.  Their beneficiaries would also be eligible to receive the death benefit under the Executive Survivor Income plan after Ms. Coughey's or Mr. Kelly's employment with Willow Financial ends if (a) they become disabled, (b) retire from employment with Willow Financial, or (c) within twelve months of the change in control of Willow Financial.

Other elements of Compensation for Executive Officers.  In order to attract and retain qualified executive officers, we provide executives with a variety of benefits and perquisites, including certain benefits available generally to all of our full time employees. Benefits are determined by the same criteria applicable to our other employees. In general, benefits are designed to provide protection against financial catastrophes that can result from illness, disability or death, and to provide a reasonable level of retirement income. The benefits package enables us to be competitive in attracting and retaining talented employees, and keeping employees focused on their responsibilities and not distracted with concerns about health care insurance or adequate savings for retirement.

Additionally we pay for some executive life insurance and automobile allowances. Details on the values of these personal benefits and perquisites may be found in the Summary Compensation Table and related footnotes.

In 2006 Willow Financial Bancorp approved a Supplemental Executive Retirement Plan for a select group of executives. The Supplemental Executive Retirement Plan is designed to provide an enhanced level of financial security for participants. SERP allocations were made at December 31, 2007 for Ms. Coughey and Messrs. Crowley, Saunders, Baus and Kelly and at July 1, 2008 for Ms. Coughey and Messrs. Saunders, Baus and Kelly.

Employment and Change in Control Severance Agreements. Willow Financial Bancorp maintains employment agreements with various officers, including Ms. Coughey and Messrs. Saunders, Baus and Kelly and a Change in Control Severance Agreement with Mr. Kalani.  The terms of the agreements for our named executive officers are described later in this proxy statement in the section entitled "Employment and Change in Control Severance Agreements."

Summary Compensation Table

The following table summarizes the total compensation paid or earned for the fiscal years ended June 30, 2008 and 2007, by our principal executive officer, our principal financial officer and our three other most highly compensated executive officers and one additional officer, Mr. Crowley, who was not serving as an executive officer at the end of the fiscal year. No stock awards or stock options were granted to the named executive officers during the last fiscal year.
Name and Principal Position	Fiscal Year	Salary(1)	Bonus	Stock Awards(4)	Option Awards(4)	Non- Equity Incentive Plan Compen- sation	All Other Compen-sation(5)	Total
Donna M. Coughey President and Chief Executive Officer	2008 2007	$ 350,000 336,539	$ -- 150,000(2)	$127,968 98,500	$2,365 4,567	$ -- --	$189,427 50,285	$669,760 489,891
Ammon Baus Chief Credit Officer	2008 2007	190,008 180,000	-- --	40,455 31,073	4,654 7,685	-- 40,000	101,710 29,752	336,827 288,510
Neil Kalani Chief Accounting Officer (Principal financial officer as of May 6, 2008)	2008 2007	137,058 126,292	36,623 --	15,028 9,591	-- --	-- --	12,310 6,981	201,019 142,864
Matthew D. Kelly Chief Wealth Management Officer	2008 2007	182,231 173,732	13,175 --	36,139 27,687	219 230	-- 13,173	35,590 30,251	267,354 245,073
Thomas J. Saunders Executive Commercial Sales Manager	2008 2007	200,000 --	125,000(3) --	42,567 --	-- --	-- --	32,939 --	400,506 --
Joseph T. Crowley Senior Vice President, Chief Financial Officer and Corporate Secretary (through May 5, 2008)	2008 2007	221,991 210,000	-- --	30,045 44,692	88 230	-- --	101,629 32,868	353,753 287,790
__________________

(1)	The amounts disclosed in this column include amounts contributed by the named executive officer to the 401(k)/Employee Stock Ownership Plan of Willow Financial Bank.

(2)
Retention bonus paid to Ms. Coughey under the terms of her employment agreement, dated as of July 15, 2005, upon the one-year anniversary of the acquisition of Chester Valley Bancorp and First Financial Bank.

(3)	Represents a $50,000 bonus paid to Mr. Saunders upon the one-year anniversary of his employment with Willow Financial Bancorp and a $75,000 signing bonus.

(4)
Reflects the dollar value of the awards of restricted stock and/or stock options recognized by us for financial statement purposes in accordance with Statement of Financial Accounting Standards No. 123(R), which is an accounting pronouncement that governs the manner in which we account for equity based compensation. The values of stock awards were calculated based on the fair market value of our common stock on the dates of grant, $14.83, $14.91 and $13.90, for grants made on January 6, 2006, September 29, 2006 and January 5, 2007, respectively. For a discussion of the assumptions used to establish the valuation of the restricted stock awards and stock options, reference is made to Note 5 of the Notes to Consolidated Financial Statements of Willow Financial Bancorp included as Item 8 in Willow Financial's Annual Report on Form 10-K for the year ended June 30, 2008.  Additional information is also included in the table below entitled "Grants of Plan-Based Awards." We use the Black-Scholes option valuation model to establish the values of options. In calculating the value of stock awards we have disregarded any estimate of forfeitures relating to service-based vesting conditions. There were 5,938 shares of restricted stock forfeited in the 2008 fiscal year by Mr. Crowley.

(Footnotes continued on following page)

__________________

(5)
Includes amounts accrued to the 2007 SERP, and interest thereon, of $152,133, $79,808, $15,869 and $22,768 for the benefit of Ms. Coughey and Messrs. Baus, Kelly and Saunders, respectively, employer matching contributions of $11,250, $12,251, $10,277, $9,758 and $8,522 allocated in 2008 to the accounts of Ms. Coughey and Messrs. Crowley, Baus, Kelly and Kalani, respectively, under the Willow Grove Bank 401(k)/Employee Stock Ownership Plan.  Also includes the fair market value at December 31, 2007, the date of allocation, of the shares of common stock pursuant to the 401(k)/Employee Stock Ownership Plan, representing $11,414, $10,934, $11,395, $9,733 and $3,558 for Ms. Coughey and Messrs. Crowley, Baus, Kelly and Kalani, respectively.  Includes amounts paid during the fiscal year for premiums with respect to group term life insurance for all named executive officers.  Includes for Ms. Coughey an automobile allowance of $14,400. Includes for Mr. Crowley, $55,498 paid pursuant to his Severance and Release Agreement, $17,076 for his accrued but unused paid time off and $5,640 representing his vested benefit under the 2007 SERP.

Ms. Coughey and Messrs. Crowley and Kelly were participants in First Financial Bank's terminated supplemental pension plan.  During fiscal 2007 we purchased an annuity to fund the accrued benefits for the named executive officers under the pension plan, which removes any future cash liability for, and expense to, Willow Financial under such plan.  The annual benefits payable upon retirement at age 65 to Ms. Coughey and Messrs. Crowley and Kelly will be $10,825, $2,436 and $5,431, respectively.  The benefit amounts to be paid to participants in this plan have been frozen.  There are no above-market or preferential earnings paid on the named executive officers' accounts under the deferred compensation plan.

Grants of Plan-Based Awards

Certain named executive officers participated in our Executive Bonus Program during fiscal 2008 as set forth below.  No bonuses were earned under the Executive Bonus Program during the fiscal year.  We did not grant any equity plan awards to our named executive officers during fiscal 2008 and do not currently maintain an equity incentive plan.  The grant date represents the date of adoption of the 2008 Executive Bonus Program.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
		Target	Maximum
Donna M. Coughey	07/24/07	$122,500	$157,500
Ammon Baus	07/24/07	57,002	76,003
Neil Kalani	--	--	--
Matthew D. Kelly	07/24/07	54,669	72,892
Thomas J. Saunders	07/24/07	60,000(2)	80,000(2)
Joseph T. Crowley	07/24/07	77,697	99,896
_________________

(1)
The Estimated Possible Payouts Under Non-Equity Incentive Plan Awards represent potential amounts payable under our Executive Bonus Program for fiscal 2008. The Executive Bonus Program did not provide for threshold amounts of awards.  For a more detailed description of the annual cash awards, see "Compensation Discussion and Analysis – Components of Compensation."

(2)	This amount, if earned, would have been offset by Mr. Saunders's $50,000 bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each of the named executive officers, information regarding option awards and stock awards outstanding at June 30, 2008.  We do not maintain an equity incentive plan.

Name	Option Awards				Stock	Awards
					Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(6)
	Number of Securities Underlying Unexercised Options		Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Donna M. Coughey	18,364 2,702	-- --	$12.23 8.81 --	6/30/2013(1) 6/19/2012(2) --	13,040	$106,279
Ammon Baus	13,125 210	-- 315	12.48 14.50 --	2/14/2013(5) 1/3/2016(3) --	4,132	33,679
Neil Kalani	--	--	--	--	2,082	16,968
Matthew D. Kelly	9,009 9,009 210	-- -- 315	8.53 8.81 14.50 --	3/18/2012(4) 6/19/2012(4) 1/3/2016(3) --	3,702	30,171
Thomas J. Saunders	--	--			6,667	54,336
Joseph T. Crowley	210	--	14.50 --	1/3/2016(3) --	--	--
_________________

(1)	The option which originally represented an option to acquire shares of Chester Valley Bancorp Inc. became fully exercisable on June 30, 2008.

(2)	The option which originally represented an option to acquire shares of Chester Valley Bancorp Inc. became fully exercisable on June 19, 2007.

(3)	Granted pursuant to our 2002 Stock Option Plan and vests at a rate of 20% per year commencing January 3, 2007.

(4)	The option which originally represented an option to acquire shares of Chester Valley Bancorp Inc. became fully exercisable on August 31, 2005.

(5)	Granted pursuant to our 2002 Stock Option Plan and became fully exercisable on February 14, 2008.

(6)
Calculated by multiplying the closing market price of our common stock on the last trading day in June 2008, which was $8.15, by the applicable number of shares of common stock underlying the executive officer's stock awards.

Options Exercised and Stock Awards Vested

The following table sets forth, for each of the named executive officers, information regarding stock awards that vested during the year ended June 30, 2008. No stock options were exercised during the 2008 fiscal year.
	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting(1)
Donna M. Coughey	8,891	$72,639
Ammon Baus	2,811	22,969
Neil Kalani	1,041	10,865
Matthew D. Kelly	2,512	20,523
Thomas J. Saunders	3,333	29,233
Joseph T. Crowley	4,042	33,020
_____________________

(1)
Represents the number of shares of common stock that vested during the fiscal year multiplied by the market price of our common stock on the date on which the stock award vested. As such, the value realized may be different from the value reported for Statement of Financial Accounting Standards No. 123(R) purposes.

Potential Payments Upon Termination of Employment or Change in Control

The tables below reflect the amount of compensation to each of the current named executive officers of Willow Financial Bancorp and Willow Financial Bank in the event of termination of such executive's employment.  The amount of compensation payable to each named executive officer upon voluntary termination, termination for cause, early retirement, involuntary not-for-cause termination, termination following a change in control and in the event of disability, death or retirement of the executive is shown below.  The amounts shown assume that such termination was effective as of June 30, 2008, and thus reflect amounts earned through such date and are estimates of the amounts which would be paid out to the executives upon their termination.  The actual amounts to be paid out can only be determined at the time of such executive's separation.

The following tables reflect the June 30, 2008 closing price of our common stock of $8.15 per share, and the tables also assume that the merger consideration in any change in control at such date was $8.15 per share.  Because of differences in the assumed timing and amount of merger consideration, the amounts shown in the following tables may differ from the amounts disclosed in our merger proxy statement dated August 1, 2008 with respect to our pending acquisition by Harleysville National Corporation and may differ from the amounts paid upon a termination of employment concurrently with or following our merger into Harleysville National.

Donna M. Coughey.  The following table shows the potential payments to Donna M. Coughey, President and Chief Executive Officer, upon an assumed termination of employment or a change in control as of June 30, 2008.

Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason Absent a Change in Control	Change in Control With Termination of Employment	Death or Disability (o)		Retirement (p)
Accrued paid time off (a)	$4,728	$4,728	$4,728	$4,728	$4,728		$4,728

Severance payments and benefits: (b)
Cash severance (c)	--	--	682,307	1,500,000	350,000	(q)	--
Medical and dental benefits (d)	--	--	7,527	15,266	7,527		--
Other welfare benefits (e)	--	--	1,156	1,822	1,156		--
Automobile expenses (f)	--	--	--	41,127	--		--
ESOP allocations (g)	--	--	--	--	--		--
SERP benefits (h)	37,042	--	37,042	152,133	152,133		--
§280G tax gross-up (i)	--	--	--	--	--		--

Equity awards: (j)
Unvested stock options (k)	--	--	--	--	--		--
Unvested restricted stock awards (l)	--	--	--	106,276	106,276		--
Life insurance (m)	--	--	--	--	650,000		--

Total payments and benefits (n)	$41,770	$4,728	$732,760	$1,821,352	$1,271,820		$4,728

 (Footnotes begin on page 15)

Ammon J. Baus.  The following table shows the potential payments to Ammon J. Baus, Chief Credit Officer, upon an assumed termination of employment or a change in control as of June 30, 2008.

Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason Absent a Change in Control	Change in Control With Termination of Employment	Death or Disability (o)	Retirement (p)
Accrued paid time off (a)	$3,298	$3,298	$3,298	$3,298	$3,298	$3,298

Severance payments and benefits: (b)
Cash severance (c)	--	--	190,008	344,342	--	--
Medical and dental benefits (d)	--	--	--	8,983	--	--
Other welfare benefits (e)	--	--	--	406	--	--
Automobile expenses (f)	--	--	--	--	--	--
ESOP allocations (g)	--	--	--	--	--	--
SERP benefits (h)	19,432	--	19,432	79,808	79,808	--
§280G tax cutback (i)	--	--	--	--	--	--

Equity awards: (j)
Unvested stock options (k)	--	--	--	--	--	--
Unvested restricted stock awards (l)	--	--	--	33,676	33,676	--
Life insurance (m)	--	--	--	--	150,000	--

Total payments and benefits (n)	$22,730	$3,298	$212,738	$470,513	$266,782	$3,298
 (Footnotes begin on page 15)

    Neil Kalani.  The following table shows the potential payments to Neil Kalani, Chief Accounting Officer, upon an assumed termination of employment or a change in control as of June 30, 2008.

Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason Absent a Change in Control	Change in Control With Termination of Employment	Death or Disability (o)	Retirement (p)
Accrued paid time off (a)	$13,459	$13,459	$13,459	$13,459	$13,459	$13,459

Severance payments and benefits: (b)
Cash severance (c)	--	--	--	156,881	--	--
Medical and dental benefits (d)	--	--	--	3,404	--	--
Other welfare benefits (e)	--	--	--	406	--	--
Automobile expenses (f)	--	--	--	--	--	--
ESOP allocations (g)	--	--	--	--	--	--
SERP benefits (h)	--	--	--	--	--	--
§280G tax cutback (i)	--	--	--	--	--	--

Equity awards: (j)
Unvested stock options (k)	--	--	--	--	--	--
Unvested restricted stock awards (l)	--	--	--	16,968	16,968	--
Life insurance (m)	--	--	--	--	150,000	--

Total payments and benefits (n)	$13,459	$13,459	$13,459	$191,118	$180,427	$13,459
 (Footnotes begin on page 15)

Matthew D. Kelly.  The following table shows the potential payments to Matthew D. Kelly, Chief Wealth Management Officer, upon an assumed termination of employment or a change in control as of June 30, 2008.

Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason Absent a Change in Control	Change in Control With Termination of Employment	Death or Disability (o)	Retirement (p)
Accrued paid time off (a)	$6,667	$6,667	$6,667	$6,667	$6,667	$6,667

Severance payments and benefits: (b)
Cash severance (c)	--	--	182,231	379,177	--	--
Medical and dental benefits (d)	--	--	--	10,106	--	--
Other welfare benefits (e)	--	--	--	406	--	--
Automobile expenses (f)	--	--	--	--	--	--
ESOP allocations (g)	--	--	--	--	--	--
SERP benefits (h)	3,864	--	3,864	15,869	15,869	--
§280G tax cutback (i)	--	--	--	--	--	--

Equity awards: (j)
Unvested stock options (k)	--	--	--	--	--	--
Unvested restricted stock awards (l)	--	--	--	30,171	30,171	--
Life insurance (m)	--	--	--	--	400,000	--

Total payments and benefits (n)	$10,531	$6,667	$192,762	$442,396	$452,707	$6,667
 (Footnotes begin on following page)

Thomas J. Saunders.  The following table shows the potential payments to Thomas J. Saunders, Executive Commercial Sales Manager, upon an assumed termination of employment or a change in control as of June 30, 2008.

Payments and Benefits	Voluntary Termination	Termination for Cause	Involuntary Termination Without Cause or Termination by the Executive for Good Reason Absent a Change in Control	Change in Control With Termination of Employment	Death or Disability (o)	Retirement (p)
Accrued paid time off (a)	$9,625	$9,625	$9,625	$9,625	$9,625	$9,625

Severance payments and benefits: (b)
Cash severance (c)	--	--	200,000	550,000	--	--
Medical and dental benefits (d)	--	--	--	17,637	--	--
Other welfare benefits (e)	--	--	--	709	--	--
Automobile expenses (f)	--	--	--	--	--	--
ESOP allocations (g)	--	--	--	--	--	--
SERP benefits (h)	5,543	--	5,543	22,768	22,768	--
§280G tax cutback (i)	--	--	--	--	--	--

Equity awards: (j)
Unvested stock options (k)	--	--	--	--	--	--
Unvested restricted stock awards (l)	--	--	--	54,336	54,336	--
Life insurance (m)	--	--	--	--	150,000	--

Total payments and benefits (n)	$15,168	$9,625	$215,168	$655,075	$236,729	$9,625
 (Footnotes begin on following page)

__________________________

Notes to the tables:

(a)
Paid time off is granted to each employee annually based on position and tenure.  Earned but unused paid time off is paid upon termination of employment.  The amounts shown represent each executive's accrued but unused paid time off as of June 30, 2008.

(b)
These severance payments and benefits are payable if the employment of Ms. Coughey or Messrs. Baus, Kelly or Saunders is terminated prior to a change in control either (i) by Willow Financial Bancorp or Willow Financial Bank for any reason other than cause, disability, retirement or death or (ii) by such executives if Willow Financial Bancorp or Willow Financial Bank, or any successor, takes certain adverse actions (a "good reason" termination). The severance payments and benefits are also payable if an executive's employment, including Mr. Kalani's, is terminated during the term of the executive's employment or change in control severance agreement following a change in control.

(c)
In the Involuntary Termination column, represents for Ms. Coughey a lump sum amount equal to the present value of her base salary for the remaining term of her employment agreement and for each of Messrs. Baus, Kelly and Saunders, a lump sum amount equal to one times the executive's current base salary as of June 30, 2008.  In the Change in Control column, represents for Ms. Coughey a lump sum amount equal to three times her current base salary and most recently paid bonus, for each of Messrs. Baus, Kelly and Saunders, a lump sum amount equal to two times the executive's average base salary and cash bonuses paid during the preceding five calendar years (or such shorter period that the executive was employed), and for Mr. Kalani, an aggregate of 12 monthly installments equal to one times his average base salary and cash bonuses paid during the preceding two calendar years in which he was employed.  For the amount payable to Ms. Coughey's spouse in the event of her death, see Note (q) below.

(d)
In the Involuntary Termination column, represents for Ms. Coughey the estimated cost of providing continued medical and dental coverage for the remaining term of her employment agreement, with Ms. Coughey continuing to pay the employee share of the premiums.  In the Change in Control column, represents the estimated cost of providing continued medical and dental coverage for three years for Ms. Coughey, for two years for Mr. Saunders and for one year for each of Messrs. Baus, Kalani and Kelly, in each case at no cost to the executive. The change in control benefits will be discontinued if the executive obtains full-time employment with a subsequent employer which provides substantially similar benefits.  If the employment of Ms. Coughey is terminated due to death, disability or retirement, continued insurance coverage will be provided as discussed in Note (r) below.  The estimated costs assume the current insurance premiums or costs increase by 10% on January 1st of each year. Because the premiums could increase faster than assumed, they have not been discounted to present value.

(e)
In the Involuntary Termination column, represents for Ms. Coughey the estimated cost of providing continued life, accidental death and long-term disability coverage for the remaining term of her employment agreement, with Ms. Coughey continuing to pay her share of the premiums.  In the Change in Control column, represents the estimated cost of providing continued life, accidental death and long-term disability coverage for three years for Ms. Coughey, for two years for Mr. Saunders and for one year for each of Messrs. Baus, Kalani and Kelly, in each case at no cost to the executive.  The change in control benefits will be discontinued if the executive obtains full-time employment with a subsequent employer which provides substantially similar benefits.  If Ms. Coughey's employment is terminated due to disability or retirement, continued life insurance coverage will be provided as discussed in Note (r) below.  The estimated costs assume the current insurance premiums or costs increase by 10% on January 1st of each year. Because the premiums could increase faster than assumed, they have not been discounted to present value.

(Footnotes continued on following page)

__________________________

(g)
In the event of a change in control, the Employee Stock Ownership Plan will be terminated and the unallocated shares will first be used to repay the outstanding loan.  Any remaining unallocated shares will then be allocated among plan participants on a pro rata basis based on account balances.  Based on the June 30, 2008 closing price of $8.15 per share, the remaining principal balance of the ESOP loan exceeds the value of the unallocated shares by approximately $663,000.  As a result, the Change in Control column does not reflect any additional ESOP allocation.

(h)
The Voluntary Termination column and the Involuntary Termination column represent the vested account balances of Ms. Coughey and Messrs. Baus, Kelly and Saunders under our 2007 SERP at June 30, 2008.  The Change in Control column and the Death or Disability column reflect the accelerated vesting of the account balances of Ms. Coughey and Messrs. Baus, Kelly and Saunders under our 2007 SERP as if such events had occurred at June 30, 2008.   The amounts shown in the tables do not reflect the additional contributions made to the 2007 SERP as of July 1, 2008.

(i)
If the parachute amounts associated with the payments and benefits to Ms. Coughey in the Change in Control column equal or exceed three times her average taxable income for the five years ended December 31, 2007, they would be subject to a 20% excise tax. In such event, Willow Financial Bancorp has agreed in its employment agreement with Ms. Coughey to pay the 20% excise tax and the additional federal, state and local income taxes and excise taxes on such reimbursement in order to place her in the same after-tax position she would have been in if the excise tax had not been imposed. If the parachute amounts associated with the payments and benefits to Messrs. Baus, Kalani, Kelly and Saunders equal or exceed three times the executive's average taxable income for the five years ended December 31, 2007, then such payments and benefits in the event of a change of control will be reduced by the minimum amount necessary so that they do not trigger the 20% excise tax that would otherwise be imposed. Based on the assumption that a change in control occurred on June 30, 2008 at $8.15 per share, none of the named executive officers would have had parachute amounts which equaled or exceeded three times the respective officer's average taxable income.

(j)
All of the vested stock options held by Ms. Coughey and Messrs. Baus, Kalani, Kelly and Saunders had exercise prices higher than the June 30, 2008 closing price of $8.15 per share. As a result, none of such options had a current cash value at June 30, 2008.  If the market value of our common stock was to increase above the exercise prices of the outstanding stock options, such value could be obtained in the event of termination due to voluntary termination, death, disability, retirement or cause only if the executive actually exercises the vested options in the manner provided for by the relevant option plan and subsequently sells the shares received for the higher price per share. In the event of a termination of employment, each executive (or his or her estate in the event of death) will have the right to exercise vested stock options for the period specified in his or her option grant agreement.

(k)
All unvested stock options will become fully vested upon an executive's death or disability, upon a change in control, or for Ms. Coughey's options assumed in the 2005 acquisition, upon retirement after at least 10 years of service.  However, all unvested stock options held by the named executive officers had exercise prices higher than the June 30, 2008 closing price of $8.15 per share.  As a result, none of such options had a current cash value at June 30, 2008.

(l)
If an executive's employment is terminated as a result of death or disability, unvested restricted stock awards are deemed fully earned. In addition, in the event of a change in control of Willow Financial Bancorp, the unvested restricted stock awards are deemed fully earned.   The awards would also be deemed fully earned upon retirement after age 65.  None of the named executive officers are currently eligible for retirement under the restricted stock plan.

(Footnotes continued on following page)

__________________________

(m)
In 2005 Willow Financial Bank assumed executive survivor income agreements that First Financial Bank had entered into with Ms. Coughey and Mr. Kelly in July 2003.  These agreements provide that if the employment of Ms. Coughey or Mr. Kelly had been terminated due to death as of June 30, 2008, his or her beneficiaries or estate would have received death benefits of $500,000 and $250,000, respectively.  These agreements also provide that if such executives retire on or after age 62, become disabled or have their employment involuntarily terminated within 12 months after a change in control and then die before reaching age 65, then Willow Financial Bank will pay the above death benefits to the executive's beneficiary.  Includes $150,000 payable to the beneficiaries of each of our named executive officers pursuant to group term life insurance policies.

(n)
Does not include the value of the vested benefits to be paid under our 401(k) plan, ESOP, Supplemental Pension Plan or Deferred Compensation Plan.  See the tables under "—Pension Benefits" and "—Nonqualified Deferred Compensation" below.  Also does not include earned but unpaid salary and reimbursable expenses.

(o)
Does not include amounts payable if the employment of Ms. Coughey or Messrs. Baus, Kalani, Kelly or Saunders had been terminated due to disability, in which case, each executive would receive continuation of his or her respective base salary for up to 90 days based on his or her tenure.  If the disability continued beyond 90 days, each executive would be entitled to receive long-term disability benefits of 60% of his or her gross monthly income, subject to a benefit cap of $5,000 per month, for as long as the executive remains disabled, up to age 65.  The Death or Disability column includes each executive's unvested restricted stock awards that will become fully vested upon death or disability.

(p)
In 2005, we assumed the First Financial Bank pension plan, a noncontributory defined benefit plan, which was frozen effective as of July 1, 2005 and from which we withdrew subsequent to assuming the plan.  During fiscal 2007, we purchased an annuity to fund the vested benefits under the pension plan.  Ms. Coughey and Mr. Kelly, who previously were employees of First Financial Bank, were participants in the frozen First Financial Bank defined benefit pension plan and are entitled to their vested benefits thereunder.  The annual benefits payable upon retirement at age 65 to Ms. Coughey and Mr. Kelly will be $10,825 and $5,431, respectively.  Willow Financial Bancorp has no further obligations with respect to, and will incur no additional costs for, the prior First Financial Bank defined benefit pension plan.

(q)	If Ms. Coughey's employment is terminated due to death, her spouse will be entitled to receive a lump sum equal to one-half of her base salary for the remaining term of her employment agreement.

(r)
If the employment of Ms. Coughey is terminated due to disability or retirement, Willow Financial will provide continued medical, dental and life insurance coverage for her and any dependents covered as of the date of termination of employment. Ms. Coughey does not yet qualify for retirement. If Ms. Coughey's employment is terminated due to death, then Willow Financial will provide her spouse and any dependents covered as of the date of death with continued medical and dental coverage.  In each case, the coverage will continue for the then remaining term of the employment agreement, with Ms. Coughey (or her spouse or dependents in the event of death) paying the employee share of the premium costs. The estimated costs assume the current insurance premiums or costs increase by 10% on each January 1st and have not been discounted to present value.

Payments to Joseph T. Crowley.  Mr. Crowley was Senior Vice President, Chief Financial Officer and Corporate Secretary of the Company and the Bank through May 5, 2008 and Senior Vice President and Corporate Secretary through June 30, 2008.  On June 20, 2008, we entered into a Severance and Release Agreement with Mr. Crowley (the "Release Agreement"), pursuant to which Mr. Crowley ceased being an officer or employee effective as of June 30, 2008.  The Release Agreement also terminated his employment agreement.  In consideration of the foregoing, we paid Mr. Crowley a lump sum cash amount of $55,498, as well as $17,076 for his accrued but unused paid time off.  In addition, Mr. Crowley is entitled to receive his vested benefits under our ESOP, 401(k) Plan, 2007 SERP and other retirement or benefit plans in accordance with the terms of such plans. Mr. Crowley's vested benefit under the 2007 SERP was approximately $5,640.  There was no accelerated vesting of Mr. Crowley's unvested stock options and restricted stock awards.  Mr. Crowley also agreed to provide services to us on such matters as we may reasonably request for a period of 12 months, with no additional compensation for such services.  The Release Agreement also contained mutual releases.

Employment and Change in Control Severance Agreements

Willow Financial Bancorp and Willow Financial Bank entered into an amended and restated employment agreement with Donna M. Coughey, President and Chief Executive Officer, which was amended and restated as of October 23, 2007, in order to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended, and regulations thereunder.  Under the terms of her employment agreement, Ms. Coughey serves as President and Chief Executive Officer for a three-year term commencing July 1, 2007, that renews annually for one additional year each July 1 unless notice to the contrary is given.  The employment agreement also provides that Ms. Coughey will serve as a director of Willow Financial Bancorp and Willow Financial Bank.  Ms. Coughey is entitled to a minimum base salary which may be increased by the Board of Directors from time to time, but not decreased without her express consent.  The agreement provides that, if Ms. Coughey's employment is terminated in connection with a subsequent change in control of Willow Financial Bancorp and/or Willow Financial Bank or within twelve months thereafter, Willow Financial Bancorp will pay her three times her then current base salary and most recent bonus.  The employment agreement provides that if the payments and benefits provided to Ms. Coughey pursuant to a subsequent change in control are deemed to constitute a "parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, then she would be reimbursed for any excise tax liability pursuant to Sections 280G and 4999 of the Internal Revenue Code and for additional taxes imposed as a result of such reimbursement.  In addition, Willow Financial Bancorp, Willow Financial Bank and Ms. Coughey have generally agreed to release each other from any and all claims of actions that may result during the term of the employment agreement.

Pursuant to the merger with Harleysville National, Ms. Coughey’s existing employment agreement with Willow Financial and Willow Financial Bank will be terminated on the effective date of such merger. In exchange for the termination of her employment agreement and for a release in favor of Willow Financial and Harleysville National, Ms. Coughey will receive a lump sum payment of $1,540,960 under a termination agreement upon the effective date of the merger with Harleysville National. In addition to this payment, Harleysville National and Harleysville National Bank will provide Ms. Coughey, her spouse and any of her dependents that are covered as of the effective date of the merger with Harleysville National, at no cost to Ms. Coughey, for a period beginning on the effective date of such merger and ending at the earlier of (i) three years subsequent to the effective date of such merger or (ii) the date of Ms. Coughey’s full-time employment by another employer who offers similar benefits, continued participation in the life, disability, health and dental insurance plans and any other group insurance plans offered by Harleysville National and Harleysville National Bank to their employees, with any insurance premiums payable by Harleysville National and Harleysville National Bank to be payable at such times and in such amounts as if Ms. Coughey was still an employee of Harleysville National and Harleysville National Bank, subject to any increases in such amounts imposed by the insurance company or COBRA. If the participation of Ms. Coughey or other covered dependents in any such plans is barred, then Harleysville National and Harleysville National Bank will either arrange to provide such persons with insurance benefits substantially similar to those which Ms. Coughey and other covered persons were otherwise entitled to receive or, if such coverage cannot be obtained, pay a lump sum cash equivalency amount within thirty (30) days following the date coverage ceases based on the annualized rate of premiums being paid by Harleysville National and Harleysville National Bank as of such date.

In addition, Ms. Coughey has entered into a new employment agreement with a subsidiary of Harleysville National for a one year term. This employment agreement will become effective on the effective date of the merger with Harleysville National. Ms. Coughey will serve as an Executive Vice President of Harleysville National and Harleysville National Bank. Her annual salary under this employment agreement will be $350,000 and she will also be entitled to receive customary employee benefits. In addition, the employment agreement contains non-competition and non-solicitation provisions which are effective until the second anniversary of the effective date of the merger with Harleysville National.

In addition, Willow Financial Bancorp and Willow Financial Bank entered into amended and restated employment agreements with Ammon J. Baus, Chief Credit Officer, Matthew D. Kelly, Chief Wealth Management Officer, and Thomas Saunders, Executive Commercial Sales Manager, for terms expiring on June 30, 2008, (June 30, 2009, for Mr. Saunders) renewing annually for one additional year each July 1 thereafter unless notice to the contrary is given.  The agreements were amended and restated effective October 23, 2007, primarily to make the agreements compliant with Section 409A of the Internal Revenue Code.  Messrs. Baus, Kelly and Saunders are entitled to a minimum base salary, pursuant to the terms of their agreements, which may be increased from time to time by the Board of Directors, but may not be decreased without their express written consent.  Each agreement provides that if the executive's employment is terminated in connection with a change in control of Willow Financial Bancorp or within twelve months thereafter, the executive will be entitled to receive a payment of two times his average annual compensation (defined as the five-year average base salary and bonus) subject to no payment being deemed a "parachute payment" under Section 280G of the Internal Revenue Code of 1986, as amended.  Each of these agreements provides that if the executive's employment is terminated by Willow Financial Bancorp for other than cause, disability, retirement or death or by the executive due to a material breach by Willow Financial Bancorp, then the executive will receive one times his then current base salary.  Mr. Saunders's agreement also provided for a $75,000 signing bonus and $50,000 bonus if he remained employed until June 30, 2008.

Willow Financial Bank also has entered into a Change in Control Severance Agreement with Neil Kalani, Chief Accounting Officer, amended and restated as of October 23, 2007.  The agreement with Mr. Kalani had an initial term expiring on June 30, 2008 which renews annually for one additional year each July 1 unless notice to the contrary given.  The agreement provides for severance payments of one times Mr. Kalani's average annual compensation in the event of a termination of employment within twelve months after a change-in-control of Willow Financial Bancorp.

Pension Benefits

The following table sets forth, for Ms. Coughey and Messrs. Crowley and Kelly, information regarding the number of years of credited service under the frozen First Financial Bank Defined Benefit Plan which was terminated in fiscal 2007.  The accrued benefits have been funded with an annuity which removes any future cash liability for, and expenses to Willow Financial and provides for payments following retirement. There were no payments made during fiscal 2008 to our named executive officers under the terminated pension plan.  The annual benefits payable upon retirement at age 65 to Ms. Coughey and Messrs. Crowley and Kelly will be $10,825, $2,436 and $5,431, respectively.

Name	Plan Name	Number of Years Credited Service
Donna M. Coughey	First Financial Bank Defined Benefit Plan	4 years, 8 months
Ammon Baus	n/a	n/a
Neil Kalani	n/a	n/a
Matthew D. Kelly	First Financial Bank Defined Benefit Plan	3 years, 3 months
Thomas J. Saunders	n/a	n/a
Joseph T. Crowley	First Financial Bank Defined Benefit Plan	2 years

Nonqualified Deferred Compensation

The following table sets forth, for Ms. Coughey and Mr. Crowley, information regarding their accounts in our deferred compensation plans as of and for the fiscal year ended June 30, 2008 and for Ms. Coughey and Messrs. Crowley, Baus, Kelly and Saunders, contributions to their accounts in the 2007 SERP and interest earnings thereon.  There were no withdrawals or distributions during the fiscal year ended June 30, 2008.

Name	Executive Contributions in Last FY		Registrant Contributions in Last FY(2)	Aggregate Earnings in Last FY(3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Donna M. Coughey
Deferred Compensation Plan	$57,258	(1)	$--	$(2,458)	$--	$151,662
2007 SERP	--		144,202	7,931	--	152,133
Ammon Baus
2007 SERP	--		75,647	4,161	--	79,808
Neil Kalani	--		--	--	--	--
Matthew D. Kelly
2007 SERP	--		15,042	827	--	15,869
Thomas J. Saunders
2007 SERP	--		21,581	1,187	--	22,768
Joseph T. Crowley
Deferred Compensation Plan	--		--	(9,789)	--	18,722
2007 SERP	--		21,950	1,207	--	23,157
__________________

(1)
Reflects deferrals of the receipt of shares of Willow Financial Bancorp common stock from our 2005 Recognition and Retention Plan in fiscal 2008 based upon the market value of the stock on the date of vesting.

(2)	The registrant's contributions to the 2007 SERP are included in the Summary Compensation Table under "All Other Compensation."

(3)
Aggregate earnings reflect the aggregate interest or other earnings accrued to the executive officer's account during fiscal year 2008.  Earnings for Ms. Coughey's and Mr. Crowley's deferrals include the cash and stock dividends received on the shares of restricted stock.  Losses reflect the decrease in fair market value of the shares of Willow Financial Bancorp common stock during the fiscal year.

Deferred Compensation Plan.  In fiscal 2004, Willow Financial Bank adopted a Deferred Compensation Plan that provides certain of our senior officers with the opportunity to elect to defer receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in specified investment vehicles.  Our named executive officers who elected to participate in this plan and deferred a portion of their salary and/or the receipt of restricted stock are Ms. Coughey and Mr. Crowley.  In connection with the acquisition of First Financial Bank, we assumed the First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and the First Financial Bank 2005 Executive Deferred Compensation Plan.  The First Financial Bank Deferred Compensation Plans were frozen in August 2005; however, we maintain an account for Ms. Coughey, who previously participated in the plans.

Supplemental Executive Retirement Plan.  On October 23, 2007, the Board of Directors upon the recommendation of the Compensation Committee, approved and adopted the Willow Financial Bancorp, Inc. Amended and Restated 2007 Supplemental Executive Retirement Plan, effective as of July 1, 2007.  The plan is a nonqualified, unfunded, cash based defined contribution plan which is designed to provide deferred compensation retirement benefits to selected members of our executive management team.  The plan provides base supplemental retirement benefits in an amount equal to 30% or 25%, depending on the executive, of the employee's current annual salary (plus assumed future salary increases of 3.5% per year) for 15 years at retirement.  Participants also may receive additional performance based credits in their accounts equal to 15% or 30% of his or her current salary depending upon whether Willow Financial Bancorp reaches either the first or second level of to-be-determined performance criteria.  Willow Financial Bancorp will make base credit and, if performance criteria are satisfied, performance based credits on an annual basis.  Participants' accounts also will be credited with interest on their plan accounts at an annualized rate of 5.5%, subject to change.

Participants become vested in their benefit accounts at the rate of 25% per year and are fully vested upon death or a Change in Control, Retirement or Disability, each, as defined.  Upon a termination of service, other than for cause, as defined, participants will be entitled to receive their vested benefits in the plan in a lump sum or in installments.  The Board selected Ms. Coughey and Messrs. Crowley, Baus and Saunders to be participants in the supplemental executive retirement plan at the Tier 1 or 30% of salary level, and it selected Mr. Kelly to be a participant at the Tier 2 or 25% of salary level.  The Compensation Committee and Board have not established the criteria for performance based credits under the supplemental executive retirement plan, and no performance based credits were made with respect to fiscal 2008.  Assuming that Ms. Coughey and Messrs. Baus, Kelly and Saunders retire at age 65 with average annual compensation calculated based on their last three years of compensation, each would be entitled to an annual benefit of $118,499, $62,153, $99,376 and $97,443, respectively, for 15 years under the supplemental executive retirement plan.  If Ms. Coughey or Messrs. Crowley, Baus, Bertolet and Kelly die after they retire but before the supplemental benefits are paid for 15 years, the remaining supplemental benefits will be paid to their beneficiary or estate.  Under his Severance and Release Agreement, Mr. Crowley is entitled to receive his vested benefit at June 30, 2008, which was approximately $5,640.

Directors' Compensation

We do not pay separate compensation to directors for their service on the Board of Directors or committees of Willow Financial Bancorp.  Board or committee meetings for Willow Financial Bancorp are held jointly with or immediately following board or committee meetings of Willow Financial Bank for which our board members are compensated.  Board fees are subject to periodic adjustment by the Board of Directors.  Effective July 1, 2007, each director received an annual retainer of $14,000 paid in 12 monthly installments and received $500 per meeting attended, including attendance at the annual shareholders' meeting and strategic planning sessions, if any.  The Chair of the Board received an annual retainer of $24,000, paid in 12 monthly installments, and $500 per meeting attended.  During fiscal 2008, non-employee directors received $600 per Nominating and Corporate Governance Committee and Trust Committee meeting, $750 per Loan Committee, Finance Committee and Compensation Committee meeting and $1,200 per Audit Committee meeting.  The chair of each committee, other than audit received $1,000 per meeting attended and the chair of the Audit Committee received a retainer of $15,000 per year in lieu of meeting fees.  The recommendation of the Compensation Committee to adopt a retainer for the Chair of the Board, chair of the Audit Committee and membership on the Board was made in consultation with our independent compensation consulting firm and based on a review of compensation policies of comparable companies.

The following table sets forth certain information regarding the compensation paid to our non-employee directors during fiscal year 2008.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Option Awards(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation(5)	Total(6)
Rosemary C. Loring	$35,300	$32,673	$7,285	$--	$6,164	81,422
Madeleine Wing Adler	23,904	19,456	--	3,666	--	47,026
John J. Cunningham, III	28,504	19,456	--	(11,792)	--	36,168
Gerard F. Griesser	21,204	19,456	--	(5,557)	--	35,103
Charles F. Kremp 3rd	32,804	32,673	7,285	--	6,164	78,926
William W. Langan	30,104	34,909	9,086	--	7,207	81,306
Frederick A. Marcell, Jr.(7)	7,835	60,664	17,036	60,166 (4)	119,218	204,753
Robert J. McCormack	32,604	19,456	--	(1,363)	--	50,697
James E. McErlane	30,504	19,456	--	6,465	--	56,425
A. Brent O'Brien	29,504	32,673	7,285	--	6,164	75,626
Samuel H. Ramsey III	32,304	32,673	7,285	--	6,164	78,426
Emory S. Todd	34,504	19,456	--	(2,178)	--	51,782
William B. Weihenmayer	31,004	32,673	5,828	--	6,164	75,669
_____________________

(1)	Reflects committee and meeting fees that were paid or were accrued during fiscal year 2008.

(2)
The column "Stock Awards" reflects expense recognized during fiscal year 2008 in accordance with Statement of Financial Accounting Standards No. 123(R) related to grants of restricted stock awards to directors pursuant to our 2002 Recognition and Retention Plan and 2005 Recognition and Retention Plan. Such awards pursuant to the 2002 and 2005 plans vest pro rata over five and three years, respectively, commencing on the first anniversary of the date of grant. The column "Option Awards" reflects expense recognized during fiscal year 2008 in accordance with Statement of Financial Accounting Standards No. 123(R) related to grants of stock options for each director made pursuant to our 2002 Stock Option Plan, which shares vest pro rata over five years commencing on the first anniversary of the date of grant.

No stock option awards were made in fiscal 2008.  Directors serving on the Board of Directors on January 5, 2007 received a grant of 1,935 shares of restricted stock under our 2005 Recognition and Retention Plan.  The restricted stock awards were valued at $28,235, which was the fair market value of our common stock on the date of grant.

For a discussion of the assumptions used to establish the valuation of the restricted stock awards and stock options, reference is made to Note 5 of the Notes to Consolidated Financial Statements of Willow Financial Bancorp included as Item 8 in Willow Financial Bancorp's Annual Report on Form 10-K for the year ended June 30, 2008.

(Footnotes continued on following page)

_____________________

Each of our non-employee directors was awarded 2,032 shares of restricted stock on January 6, 2006 and January 5, 2007, that vest at a rate of 1/3 per year commencing on the first anniversary of the date of grant.  Ms. Loring and Messrs. Kremp, O'Brien, Ramsey and Weihenmayer received 12,830 shares and Messrs. Langan and Marcell received 15,000 and 40,000 shares, respectively, on November 25, 2002, that vested at a rate of 20% per year commencing on November 25, 2003 and ending on November 25, 2007.

(3)
The amounts represent the changes in the actuarial present value of accumulated pension benefits, see "—Non-Qualified Retirement Plan" below.  Our directors participate in the deferred compensation plan and certain directors have accrued benefits under our frozen Non-Employee Directors Retirement Plan as described below under "—Deferred Compensation Plans." There are no above-market or preferential earnings paid on the accounts under the deferred compensation plans.

(4)
Includes the aggregate change in actuarial present value of Mr. Marcell's accumulated benefit under the Supplemental Executive Retirement Plan as described below under "—Supplemental Retirement Agreement."

(5)	Consists of dividends paid on unvested restricted stock awards upon vesting and payments to Mr. Marcell pursuant to the terms of the Supplemental Retirement Agreement.

(6)	At June 30, 2008, each non-employee director held the following amount of unvested stock awards and/or aggregate stock option awards:

	At June 30, 2008			At June 30, 2008
Name	Unvested Stock Awards	Option Awards	Name	Unvested Stock Awards	Option Awards
Rosemary C. Loring	2,032	57,306	Robert J. McCormack	2,032	--
Madeleine Wing Adler	2,032	6,006	James E. McErlane	2,032	29,597
John J. Cunningham, III	2,032	29,597	A. Brent O'Brien	2,032	49,431
Gerard F. Griesser	2,032	--	Samuel H. Ramsey III	2,032	48,688
Charles F. Kremp 3rd	2,032	44,920	Emory S. Todd	2,032	13,299
William W. Langan	2,032	74,800	William B. Weihenmayer	2,032	33,458
Frederick A. Marcell, Jr.	2,032	127,352

(7)	Mr. Marcell retired on November 14, 2007 and was appointed director emeritus for one year following his retirement.

Deferred Compensation Plans.  In fiscal 2004, Willow Financial Bank adopted a Deferred Compensation Plan that provides our non-employee directors with the opportunity to elect to defer the receipt of specified portions of their compensation and to have such deferred amounts treated as if invested in specified investment vehicles.  Our non-employee directors who elected to participate in this plan and deferred a portion of their directors' fees and/or the receipt of restricted stock are Messrs. Cunningham, Griesser, Marcell, McCormack, Ramsey, Todd and Weihenmayer.  In fiscal 2006,Willow Financial Bank assumed the First Financial Bank Board of Directors Compensation Plan, as amended and restated effective January 1, 2003, and the First Financial Bank Board of Directors 2005 Deferred Compensation Plan.  Both of these plans were suspended in connection with the merger so that no further deferrals can be made thereunder.  We maintain accounts in the director plans that are fully vested for Dr. Wing Adler and Messrs. Cunningham, McErlane and Todd, who elected to participate in the plans.

Non-Qualified Retirement Plan.  In 1998, we adopted a non-qualified retirement plan for the non-employee members of Willow Financial Bank's Board of Directors which was frozen following adoption of the 2005 Recognition and Retention Plan.  Participating directors became 100% vested in the benefits accrued in such plan to the date the plan was frozen.  The retirement plan provides for fixed annual payments at retirement for a period of ten years, except that directors were able to elect a lump sum payment discounted using a 6% rate of interest.  As of September 30, 2008, the vested benefits accrued for each of the non-employee directors, including reimbursement of self-employment taxes under the plan, are $134,442 for each of Messrs. Kremp, Langan and Ramsey, $120,998 for each of Messrs. O’Brien and Weihenmayer, $67,221 for Ms. Loring, $13,444 for Mr. McCormack, and $2,241 for each of Ms. Wing Adler and Messrs. Cunningham, Griesser, McErlane and Todd, with such amounts representing the aggregate payments that each director would receive for a period of 10 years following retirement, absent an election to receive a discounted lump sum payment.

Supplemental Retirement Agreement. During the fiscal year ended June 30, 2007, we maintained a supplemental retirement agreement in order to supplement the retirement benefits payable to Mr. Marcell pursuant to Willow Financial Bank's qualified plans.  The supplemental retirement agreement provides for payments of $100,000 per year for a period of ten years upon retirement.  Pursuant to the terms of the agreement providing for Mr. Marcell's retirement from the position of President and Chief Executive Officer of Willow Financial, Mr. Marcell became fully vested in his benefits under the supplemental retirement agreement and began receiving such benefits in March 2006.

Retirement and Consulting Agreement. In December 2006, we entered into a consulting agreement with Mr. Wright in connection with his retirement from the board.  Mr. Wright's consulting agreement provides that he shall continue to receive the compensation and benefits applicable to a non-employee director through the 2009 annual meeting or October 31, 2009, whichever is earlier.  If, during such time, non-employee directors receive restricted stock grants, stock options, or similar benefits to which Mr. Wright would have been entitled if he were serving as a non-employee director, then Willow Financial will make a cash payment to Mr. Wright of similar value.  During such time, Mr. Wright will serve as a director emeritus and shall provide consulting services on an as needed basis.

Compensation Committee Report. We have reviewed and discussed with management the disclosures under "Management Compensation — Compensation Discussion and Analysis" in this proxy statement.  Based on the review and discussions referred to above, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Members of the Compensation Committee

A. Brent O'Brien, Compensation Committee Chair
John J. Cunningham, III
William W. Langan
Rosemary C. Loring, Esq.

The Compensation Committee Report should not be deemed filed or incorporated by reference into this filing or any other filing by the Company under the Exchange Act or Securities Act of 1933 except to the extent the Company specifically incorporates said reports herein or therein by reference thereto.

Compensation Committee Interlocks and Insider Participation.  Determinations regarding compensation of our President and Chief Executive Officer, our senior management and our employees are reviewed and approved by Willow Financial Bancorp's Compensation Committee.  Ms. Loring and Messrs. Cunningham, Langan and O'Brien, who is the Committee's Chairman, currently serve as members of the Compensation Committee.

No person who served as a member of the Compensation Committee during fiscal 2008 was a current or former officer or employee of Willow Financial Bancorp or Willow Financial Bank or engaged in certain transactions with Willow Financial Bancorp or Willow Financial Bank required to be disclosed by regulations of the Securities and Exchange Commission.  Additionally, there were no Compensation Committee "interlocks" during fiscal 2008, which generally means that no executive officer of Willow Financial Bancorp served as a director or member of the Compensation Committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  The following table provides information as of June 30, 2008, with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 1999 and 2002 Stock Option Plans and 1999, 2002, and 2005 Recognition and Retention Plans, all of which were approved by our shareholders.

The table does not include information with respect to shares of common stock subject to outstanding options granted under equity compensation plans assumed by us in connection with the acquisition of Chester Valley on August 31, 2005, which originally granted these options. Note 2 to the table sets forth the total number of shares of common stock issuable upon the exercise of assumed options as of June 30, 2008 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	714,975	(1)	$10.46	(1) (2)	539,121
Equity compensation plans not approved by security holders	--		--		--
Total	714,975		$10.46		539,121
_____________________

(1)	Includes 89,955 shares subject to restricted stock grants, which were not vested as of June 30, 2008. The weighted-average exercise price excludes such restricted stock grants.

(2)
The table does not include information for equity compensation plans assumed by us in connection with the acquisition of Chester Valley Bancorp, which originally established those plans. As of June 30, 2008, a total of 233,983 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $9.80 per share. No additional options may be granted under any assumed plans.

Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management. The following tables set forth as of September 30, 2008, certain information as to the common stock beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who or which was known to us to be the beneficial owner of more than 5% of the issued and outstanding common stock, (ii) the directors of Willow Financial Bancorp, (iii) certain executive officers of Willow Financial Bancorp; and (iv) all directors and executive officers of Willow Financial Bancorp as a group.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock
Willow Grove Bank 401(k)/Employee Stock Ownership Plan Trust 170 South Warner Road Wayne, Pennsylvania 19087	1,017,271	(2)	6.5%
Dimensional Fund Advisors LP. 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	1,289,417	(3)	8.2%
Private Capital Management, L.P. 8889 Pelican Bay Boulevard Naples, Florida 34108	1,395,299	(4)	8.9%

Name of Beneficial Owner or Number of Persons in Group	Total Amount and Nature of Beneficial Ownership(1)		Percent of Common Stock(21)	Number of Shares Underlying Options(21)	Number of Unvested Recognition Plan Awards(22)
Directors:
Donna M. Coughey	124,367	(5)	*	21,067	13,040
John J. Cunningham, III	53,995	(6)	*	39,451	2,032
Gerard F. Griesser	35,367	(7)	*	--	2,032
Charles F. Kremp, 3rd	141,006	(8)	*	44,920	2,032
William W. Langan	124,514	(9)	*	74,800	2,032
Rosemary C. Loring, Esq.	101,020	(10)	*	57,306	2,032
Robert J. McCormack	7,034	(11)	*	--	2,032
James E. McErlane	454,945	(12)	2.9%	39,451	2,032
A. Brent O'Brien	130,568	(13)	*	49,431	2,032
Samuel H. Ramsey, III	144,864	(14)	*	48,688	2,032
Emory S. Todd, Jr., CPA	74,414	(15)	*	13,299	2,032
William B. Weihenmayer	110,486	(16)	*	33,458	2,032
Madeleine Wing Adler, Ph.D.	10,804		*	6,006	2,032

Other Named Executive Officers:
Ammon J. Baus	28,882	(17)	*	13,335	4,132
Thomas Saunders	10,001		*	--	6,667
Neil Kalani	4,895	(18)	*	--	2,082
Matthew D. Kelly	31,707	(19)	*	18,228	3,702
Joseph T. Crowley	16,396	(20)	*	210	--

All Directors and Executive Officers as a group (18 persons)	1,605,265		10.0%	459,650	54,007
___________________
*           Represents less than 1% of our outstanding common stock.

(1)
Based upon filings made pursuant to the Securities Exchange Act of 1934 and information furnished by the respective individuals. Under regulations promulgated pursuant to the Securities Exchange Act of 1934, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

(2)
Information obtained from a Schedule 13G/A, filed February 14, 2008, with the SEC with respect to common stock beneficially owned by Willow Financial Bank 401(k) Employee Stock Ownership Plan Trust (“Willow Financial Bank 401(k)/ESOP trust”). The Schedule 13G/A states that Willow Financial Bank 401(k)/ESOP trust has shared voting and dispositive power as to all these shares. As of December 31, 2007, 537,330 shares held in the Willow Financial Bank 401(k)/ESOP trust had been allocated to the accounts of participating employees. Amounts held by Ms. Coughey reflect shares allocated to her individual accounts in the Willow Financial Bank 401(k)/ESOP trust and exclude all other shares held in the trust. Under the terms of the Willow Financial Bank 401(k)/ESOP trust, the plan trustees vote all allocated shares in accordance with the instructions of the participating employees. Any unallocated shares are generally required to be voted by the plan trustee in the same ratio on any matter as to those shares for which instructions are given by the participant’s under the employee stock ownership plan provisions.

(3)
Information obtained from a Schedule 13G/A, filed February 6, 2008, with the SEC with respect to shares of common stock beneficially owned by Dimensional Fund Advisors LP (“Dimensional”). The Schedule 13G/A states that Dimensional has sole voting and dispositive power as to all of these shares. Dimensional disclaims beneficial ownership of these shares.

(4)
Based on a Schedule 13G/A, filed February 14, 2008, by Private Capital Management, L.P. (“PCM”), a registered investment adviser, Bruce S. Sherman and Gregg J. Powers, chief executive officer and president of PCM, respectively, PCM and Messrs. Sherman and Powers exercise in these capacities shared voting power and shared dispositive power with respect to the 1,395,299 shares of Willow Financial common stock held by PCM’s clients and managed by PCM.

(Footnotes continued on following page)

___________________

(5)
Includes 37,135 shares held jointly with Ms. Coughey’s spouse, 12,088 shares held by Ms. Coughey’s spouse, 15,726 shares held in Ms. Coughey’s individual retirement account, 11,234 shares held in the Willow Grove Bank 401(k)/ESOP and 14,077 shares held in the Willow Financial Deferred Compensation Plan rabbi trust, over which Ms. Coughey disclaims beneficial ownership except to the extent of her personal pecuniary interest therein.

(6)
Includes 2,095 shares held in the Willow Financial Deferred Compensation Plan rabbi trust, over which Mr. Cunningham disclaims beneficial ownership except to the extent of his personal pecuniary interest therein.

(7)	Includes 179 shares held by Mr. Griesser’s spouse, 23,125 shares held jointly with Mr. Griesser’s spouse and 2,293 shares held in Mr. Griesser’s individual retirement account.

(8)	Includes 45,469 shares held jointly with Mr. Kremp's spouse.

(9)	Includes 25,412 shares held in trust for Mr. Langan’s spouse over which Mr. Langan disclaims beneficial ownership and 22,270 shares held in revocable trust with Mr. Langan as trustee.

(10)	Includes 5,159 shares held jointly with Ms. Loring’s spouse, 12,725 shares held by Ms. Loring’s spouse and 21,105 shares held in Ms. Loring’s individual retirement account.

(11)	Includes 1,821 shares held in Mr. McCormack’s individual retirement account.

(12)
Includes 211,173 shares held in a trust of which Mr. McErlane is a co-trustee with shared voting and investment power; 200,111 shares held by Mr. McErlane and his spouse as tenants by the entireties with right of survivorship and 2,178 shares held in Mr. McErlane’s individual retirement account.

(13)	Includes 2,357 shares held by Mr. O’Brien’s spouse.

(14)
Includes 659 shares held in a trust for which Mr. Ramsey is a beneficiary, 20,130 shares held in Mr. Ramsey’s individual retirement account and 21,615 shares held in the Willow Financial Deferred Compensation Plan rabbi trust, over which he disclaims beneficial ownership, except to the extent of his personal pecuniary interest therein.

(15)
Includes 21,962 shares held in Mr. Todd’s individual retirement account and 2,070 shares held in the Willow Financial Deferred Compensation Plan rabbi trust, over which Mr. Todd disclaims beneficial ownership, except to the extent of his personal pecuniary interest therein.

(16)
Includes 17,585 shares held by Mr. Weihenmayer’s spouse and 20,028 shares held in the Willow Financial Deferred Compensation Plan rabbi trust, over which he disclaims beneficial ownership, except to the extent of his personal primary interest therein.

(17)	Includes 2,695 shares held jointly with Mr. Baus’s spouse and 8,720 shares held in Mr. Baus’s accounts in the Willow Grove Bank 401(k)/ESOP.

(18)	Includes 1,772 shares held in Mr. Kalani’s account in the Willow Grove Bank 401(k)/ESOP.

(19)	Includes 1,744 shares held in Mr. Kelly’s account in the Willow Grove Bank 401(k)/ESOP.

(20)
Includes 136 shares held by Mr. Crowley's spouse, 161 shares held by Mr. Crowley as custodian for his children, 11,236 shares held in Mr. Crowley's account in the Willow Grove Bank 401(k)/ESOP and 2,297 shares held in the Willow Financial Bancorp Deferred Compensation Plan rabbi trust, over which he disclaims beneficial ownership, except to the extent of his personal pecuniary interest therein.

(21)
Each beneficial owner’s percentage ownership is determined by assuming that options held by such person (but not those held by any other person) and that are exercisable within 60 days of the voting record date have been exercised.

(22)
Includes shares awarded to directors and executive officers pursuant to the 2005 Recognition and Retention Plan. Directors and executive officers do not have voting or dispositive power with respect to restricted stock awards under the 2005 Recognition and Retention Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions.  During fiscal 2008, Willow Financial Bank has had, and expects to have in the future, banking transactions in the ordinary course of business with its directors and officers, and other related parties.  These transactions have been made on substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the same time for comparable transactions with unaffiliated parties.  The extensions of credit to these persons have not and do not currently involve more than the normal risk of collectability or present other unfavorable features.  None of these loans or other extensions of credit are disclosed as non-accrual, past due, restructured or potential problem loans.  Under Willow Financial Bancorp's Audit Committee Charter, the Audit Committee is required to review and approve all related party transactions, as described in Item 404 of Regulation S-K of the SEC's rules.

Director Independence.  Our Board of Directors has determined that Messrs. Cunningham, Griesser, Kremp, Langan, McCormack, McErlane, O'Brien, Ramsey, Todd and Weihenmayer and Ms. Loring and Dr. Wing Adler are independent directors as defined in the Nasdaq listing standards.

Item 14.    Principal Accounting Fees and Services

Audit Fees.  The following table sets forth the aggregate fees paid by us to KPMG LLP for professional services rendered by KPMG LLP in connection with the audit of Willow Financial Bancorp's consolidated financial statements for fiscal 2008 and 2007, as well as the fees paid by us to KPMG LLP for audit-related services, tax services and all other services rendered by KPMG LLP to us during fiscal 2008 and 2007.

	Year Ended June 30,
	2008	2007
Audit fees (1)	$1,041,000	$1,257,000
Audit-related fees (2)	114,725	--
Tax fees (3)	--	950
All other fees	--	--
Total	$1,155,725	$1,257,950
___________________

(1)
Audit fees consist of fees incurred in connection with the audit of our annual financial statements, the review of the interim financial statements included in our quarterly reports filed with the Securities and Exchange Commission, and with respect to fiscal 2007, the review of our Form 10-K amendments and work performed in connection with our previously disclosed out of balance condition, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Audit-related fees primarily consist of fees incurred in connection with the review of registration statements in connection with our merger with Harleysville National.

(3)	Tax fees consist primarily of fees paid in connection with preparing federal and state income tax returns and other tax related services.

The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it to Willow Financial Bancorp.  The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee's charter.  In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.  The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary.  The Chair of the Audit Committee has been delegated the authority to approve non-audit related services in lieu of the full Audit Committee.  On a quarterly basis, the Chair of the Audit Committee presents any previously-approved engagements to the full Audit Committee.

Each new engagement of KPMG LLP was approved in advance by the Audit Committee or its Chair, and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission's rules.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLOW FINANCIAL BANCORP, INC.

Date: October 28, 2008	By:	/s/Donna M. Coughey
Donna M. Coughey
President and Chief Executive Officer

Date: October 28, 2008	By:	/s/Neelesh Kalani
Neelesh Kalani
Principal Financial Officer

EXHIBIT 31.1
CERTIFICATIONS

I, Donna M. Coughey, President and Chief Executive Officer, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Willow Financial Bancorp, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 28, 2008

/s/Donna M. Coughey
Donna M. Coughey
President and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Neelesh Kalani, (Principal Financial Officer), certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Willow Financial Bancorp, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 28, 2008

/s/Neelesh Kalani
Neelesh Kalani
Principal Financial Officer

EXHIBIT 32.0

SECTION 1350 CERTIFICATIONS

The undersigned executive officers of Willow Financial Bancorp, Inc. (the "Registrant") hereby certify that the Registrant's Amended Report on Form 10-K/A for the year ended June 30, 2008 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained therein fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: October 28, 2008	/s/Donna M. Coughey
Name: Donna M. Coughey
Title: President and Chief Executive Officer

Date: October 28, 2008	/s/Neelesh Kalani
Name: Neelesh Kalani
Title: Principal Financial Officer

A signed original of this written statement required by Section 906 has been provided to Willow Financial Bancorp, Inc. and will be retained by Willow Financial Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.