Form 10-Q
period 2008-09-30
WILLOW FINANCIAL BANCORP, INC.
filed 2008-11-10
CIK 1163428

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

YES  ☐     NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Registrant had 15,674,202 shares of common stock issued and outstanding as of November 5, 2008.

Willow Financial Bancorp, Inc.

i

Willow Financial Bancorp, Inc.

Consolidated Statements of Financial Condition

(Dollars in Thousands, Except for Share Amounts)

	September 30, 2008	June 30, 2008
	(unaudited)
Assets:
Cash and cash equivalents:
Cash in banks	$26,193	$28,427
Interest-earning deposits	6,692	7,755
Total cash and cash equivalents	32,885	36,182
Investment securities — trading	1,231	1,282
Federal Home Loan Bank stock	17,869	15,803
Investment securities available for sale (amortized cost of $206,516 and $187,935, respectively)	195,032	181,262
Investment securities held to maturity (fair value of $70,777 and $73,614, respectively)	72,973	75,781
Loans held for sale	14,444	14,199
Loans receivable	1,147,077	1,150,820
Deferred fees and costs, net	648	812
Allowance for loan losses	(16,753)	(14,793)
Loans receivable, net	1,130,972	1,136,839
Accrued interest receivable	6,376	6,181
Property and equipment, net	9,823	10,412
Bank owned life insurance	12,534	12,410
Real estate owned	465	166
Other intangibles, net	13,750	14,589
Goodwill	57,247	56,959
Other assets	21,369	22,580
Total Assets	$1,586,970	$1,584,645

Liabilities and Stockholders’ Equity
Liabilities:
Interest-bearing deposits	$850,367	$872,440
Non-interest bearing deposits	119,496	130,438
Securities sold under agreements to repurchase	75,000	75,000
Advance payments by borrowers for taxes and insurance	2,108	4,192
Federal Home Loan Bank advances	357,809	311,428
Trust preferred securities and other borrowings	27,284	27,312
Accrued interest payable	1,630	1,708
Other liabilities	9,416	12,030
Total Liabilities	1,443,110	1,434,548

Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock - $0.01 par value; 40,000,000 shares authorized; 17,493,025 and 17,493,825 shares issued at September 30, 2008 and June 30, 2008, respectively	178	178
Additional paid-in capital	191,013	190,943
Retained (deficit) earnings — substantially restricted	(7,926)	(4,441)
Treasury stock (1,819,436 and 1,822,606 shares at September 30, 2008 and June 30, 2008, respectively, at cost)	(30,205)	(30,258)
Accumulated other comprehensive loss	(7,580)	(4,406)
Obligation of deferred compensation plan	1,228	1,293
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(1,963)	(2,141)
Recognition and Retention Plan Trust (RRP)	(885)	(1,071)
Total Stockholders’ Equity	143,860	150,097
Total Liabilities and Stockholders’ Equity	$1,586,970	$1,584,645

See accompanying notes to consolidated financial statements.

Willow Financial Bancorp, Inc.

Consolidated Statements of Operations

(Dollars in Thousands, Except for Per Share Amounts, Unaudited)

	Three months Ended September 30,
	2008	2007

Interest Income:
Loans	$16,687	$17,503
Mortgage-backed and investment securities	3,628	4,262
Total interest income	20,315	21,765
Interest Expense:
Deposits	4,946	8,567
Securities sold under agreements to repurchase	769	282
Borrowings	3,261	2,610
Total interest expense	8,976	11,459
Net Interest Income	11,339	10,306
Provision for loan losses	2,350	242
Net interest income after provision for loan losses	8,989	10,064
Non-interest income:
Investment services income, net	1,335	1,094
Income from insurance operations	590	561
Service charges and fees	1,473	1,277
Gain (loss) on:
Sale of loans	485	685
Securities available for sale	(1,593)	16
Other	549	233
Total non-interest income	2,839	3,866
Non-interest expense:
Salaries and employee benefits	7,284	6,969
Occupancy and equipment	2,161	2,201
Data processing	666	454
Advertising	306	295
Deposit insurance premiums	494	30
Amortization of intangible assets	551	525
Professional fees	1,531	510
Other	1,376	1,350
Total non-interest expense	14,369	12,334
(Loss) income before income taxes	(2,541)	1,596
Income tax (benefit) expense	(858)	438
Net (Loss) / Income	$(1,683)	$1,158
(Loss) Earnings per share
Basic	$(0.11)	$0.08
Diluted	$(0.11)	$0.08
Dividends per share paid during period	$0.12	$0.12
Weighted average shares outstanding
Basic	15,272,423	15,088,328
Diluted	15,351,509	15,219,164

See accompanying notes to consolidated financial statements.

Willow Financial Bancorp, Inc.

Consolidated Statements of Other Comprehensive (Loss) / Income

(Dollars in Thousands, Unaudited)

	Three months Ended September 30,
	2008	2007

Net (loss) income	$(1,683)	$1,158

Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on securities available for sale during the period	(4,225)	778
Change in tax rate	—	(38)
Reclassification adjustment for losses (gains) included in net (loss) income	1,051	(11)
Comprehensive (loss) income	$(4,857)	$1,887

See accompanying notes to consolidated financial statements.

Willow Financial Bancorp, Inc.

Consolidated Statements of Cash Flows

(Dollars in Thousands, Unaudited)

	Three months Ended September 30,
	2008	2007

Net (loss) income	$(1,683)	$1,158
Add (deduct) items not affecting cash flows from operating activities:
Depreciation	655	714
Amortization of premiums and accretion of discounts on investments, net	(43)	362
Amortization of intangible assets	551	525
Provision for loan losses	2,350	242
Gain on sale of loans held for sale	(485)	(685)
Loss (gain) on sale of investment securities	—	(16)
Investment impairment	1,593	—
Origination of loans held for sale	(55,111)	(40,427)
Proceeds from the sale of loans held for sale	55,351	30,470
Decrease (increase) in trading account securities	51	(59)
Amortization (accretion) of deferred loan fees, discounts and premiums	38	(116)
Increase in accrued interest receivable	(195)	(1,166)
Increase in value of bank owned life insurance	(124)	(119)
Decrease in other assets	2,846	528
Decrease in other liabilities	(2,614)	(4,671)
Stock based compensation	422	526
Excess tax benefits from stock-based compensation	—	—
Decrease in accrued interest payable	(78)	(175)
Net cash provided by (used in) operating activities	3,524	(12,909)
Cash flows from investment activities:
Capital expenditures	(66)	(1,318)
Net decrease (increase) in loans	3,180	(37,462)
Proceeds from maturities, sales, payments and calls of investment securities held to maturity	2,810	3,824
Purchase of securities available for sale	(32,756)	(15,506)
Increase in FHLB stock	(2,066)	(2,723)
Proceeds from sales and calls of securities available for sale	12,633	7,764
Net cash used in investment activities	(16,265)	(45,421)
Cash flows from financing activities:
Net decrease in deposits	(33,015)	(47,210)
Increase in securities sold under agreements to repurchase	—	55,000
Proceeds from FHLB advances	252,207	135,000
Repayments of FHLB advances	(205,834)	(118,800)
Repayments of other borrowings	(28)	—
Decrease in advance payments by borrowers for taxes and insurance	(2,084)	(1,963)
Cash dividends on common stock	(1,802)	(1,728)
Common stock repurchased	—	(299)
Net cash used in financing activities	9,444	20,000
Net decrease in cash and cash equivalents	(3,297)	(38,330)
Cash and cash equivalents:
Beginning of period	36,182	60,277
End of period	$32,885	$21,947
Supplemental disclosures:
Cash payments during the year for:
Taxes	$—	$41
Interest	$9,054	$11,634
Non-cash items:
Net unrealized (loss) gain on investment securities available for sale, net of tax	$(3,174)	$778

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

The Boards of Directors of the Company and HNC approved the Merger Agreement on May 20, 2008. On September 10, 2008, shareholders of both the Company and HNC also approved the Merger Agreement.

On September 25, 2008, The Harleysville National Bank and Trust Company, received approval from the Office of the Comptroller of the Currency to acquire Willow Financial Bank.  The Office of Thrift Supervision has also not objected to the transaction.  HNC expects to receive the approvals from the Federal Reserve Board and the Pennsylvania Department of Banking in November 2008 to acquire Willow Financial Bancorp, Inc. in a previously announced transaction.  HNC expects to close the transaction by early December 2008. The Company has a contingent payment of $1.2 million due to its independent financial advisors upon the closing of the Merger.

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”).  However, all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included.  These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto in its Report on Form 10-K for the Company for the year ended June 30, 2008 and 2007 (File No. 0-49706).  The operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

The accounting policies of the Company, as applied in the consolidated interim financial statements presented herein, are substantially the same as those followed on an annual basis as presented in note 4 of the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries and business segments.  All material inter-company balances and transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, the Company is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and statement of operations for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses, income taxes, intangible asset impairment and other-than-temporary impairment on investments.

2.                                      Recent Accounting Pronouncements

FASB Staff Position FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of
FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” The FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP also amends FAS Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to require an additional disclosure about the current status of the payment / performance risk of a guarantee. The provisions of the FSP that amend FAS No. 133 and FIN 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. Finally, the FSP clarifies that the disclosures required by FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” should be provided for any reporting period (annual or interim) beginning after November 15, 2008. This clarification was effective upon issuance of the FSP. The Company is evaluating the impact of FSP No. 133-1 and FIN 45-4 on its consolidated financial statements.

EITF 08-5, Fair Value Measurements of Liabilities with Third-Party Credit Enhancements

The Emerging Issues Task Force reached a consensus that issuers of liabilities with third-party credit enhancements should exclude the effect of the guarantee or other credit enhancement when measuring the liability at fair value. The requirement applies to fair value measurements of liabilities for disclosure purposes as well as to fair value measurements included in amounts on the face of the financial statements. The consensus does not apply to fair value measurements for holders of guaranteed debt. The consensus will be applied prospectively for the reporting period beginning after December 15, 2008. Companies are required to disclose the valuation technique used to measure those liabilities in earlier periods, and the existence of the credit enhancement. Early application is permitted.  The Company is evaluating the impact of FSP No. EITF 08-5 on its consolidated financial statements.

FASB Staff Position FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact of FSP No. FAS 142-3 on its consolidated financial statements.

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

SAB 109, Written Loan Commitments Recorded at Fair Value Through Earnings

In November 2007, the SEC issued SAB 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” SAB 109 revises and rescinds portions of SAB 105, “Application of Accounting Principles to Loan Commitments.” The SEC staff’s current view is that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of derivative and other written loan commitments that are accounted for at fair value through earnings. That view is consistent with the guidance in Financial Accounting Standards Board (FASB) No. 156, “Accounting for Servicing of Financial Assets” and FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SAB 109 retains the view expressed in SAB 105 that internally developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment. The guidance in SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007 and should be applied prospectively. Currently, this SAB has not had any material impact on the Company.

FASB Statement No, 159, The Fair Value Option for Financial Assets and Financial Liabilities

Effective July 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides entities with an irrevocable option to report most financial assets and liabilities at fair value, with subsequent changes in fair value reported in earnings. The election can be applied on an instrument-by-instrument basis. The statement establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect to measure any existing financial assets or liabilities at fair value that are not currently required to be measured at fair value upon adoption of this statement. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157,

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 delays the effective date of FASB Statement No. 157, “Fair Value Measurements,” for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of this FSP. The Company elected to defer the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities measured on a nonrecurring basis until July 1, 2009.

FASB Staff Position No. 157-3, Determining Fair Value of Financial Assets in Markets That Are Not Active

In October 2008, the Financial Accounting Standards Board issued FASB Staff Position No. 157-3, “Determining Fair Value of Financial Assets in Markets That Are Not Active.” FSP No. 157-3 clarifies how management’s internal cash flow and discount rate assumptions should be considered when measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes (e.g. broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable data available to measure fair value. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The Company has made no material changes in its valuation techniques as a result of the adoption of FSP No. 157-3.

3.                                      Stock Compensation Plans

The Company periodically grants stock option and restricted stock awards to its employees, which vest over three to five year periods. The following table presents compensation expense and the related tax impacts for option and restricted stock awards recognized in the consolidated statements of operations:

	Three months Ended September 30,
	(In thousands)
	2008	2007
Compensation expense	$198	$333
Tax benefit	(63)	(113)
Net income effect	$135	$220

4.                                      (Loss) / Earnings Per Share

(Loss)/earnings per share, basic and diluted, were both $(0.11) for the three months ended September 30, 2008, compared to $0.08 for the three months ended September 30, 2007.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations:

	Three months ended September 30,
	2008		2007
(Dollars in thousands, except per share data)	Basic	Diluted	Basic	Diluted
Net (loss) income	$(1,683)	$(1,683)	$1,158	$1,158
Dividends on unvested common stock awards	(4)	(4)	(12)	(12)
Net (loss) income available to common stockholders	$(1,687)	$(1,687)	$1,146	$1,146

Weighted average shares outstanding	15,272,423	15,272,423	15,088,328	15,088,328
Effect of dilutive securities:
Common stock equivalents	—	79,086	—	130,836
Adjusted weighted average shares used in (loss) earnings per share computation	15,272,423	15,351,509	15,088,328	15,219,164

(Loss) earnings per share (1)	$(0.11)	$(0.11)	$0.08	$0.08

Anti-dilutive options for the three months ended September 30, 2008 and 2007 total 590,044 shares and 537,560 shares, respectively.

(1)  Diluted shares used in the diluted earnings per share calculation represent basic shares for the September 30, 2008 period due to the net loss. Using actual diluted shares would result in anti-dilution.

5.                                      Investment Securities

The amortized cost and estimated fair value of held to maturity and available for sale securities at September 30, 2008 and June 30, 2008 are as follows:

	September 30, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Investment securities held to maturity:
Mortgage-backed securities:
FNMA	$13,077	$101	$(98)	$13,080
FHLMC	8,895	—	(104)	8,791
CMOs	51,001	—	(2,095)	48,906
Total investment securities held to maturity	$72,973	$101	$(2,297)	$70,777

Investment securities available for sale:
US government agency securities	$27,312	$66	$(287)	$27,091
Municipal bonds	27,195	56	(3,427)	23,824
Mortgage-backed securities:
FNMA	66,222	98	(853)	65,467
GNMA	18,912	—	(247)	18,665
FHLMC	25,332	82	(269)	25,145
CMOs	12,318	—	(911)	11,407
Corporate debt securities	19,933	33	(5,781)	14,185
Equity securities	9,292	48	(92)	9,248
Total investment securities available for sale	$206,516	$383	$(11,867)	$195,032
Total investment securities	$279,489	$484	$(14,164)	$265,809

	June 30, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
	(Dollars in thousands)
Investment securities held to maturity:
Mortgage-backed securities:
FNMA	$13,507	$130	$(144)	$13,493
FHLMC	9,525	—	(155)	9,370
CMOs	52,749	—	(1,998)	50,751
Total investment securities held to maturity	$75,781	$130	$(2,297)	$73,614

Investment securities available for sale:
US government agency securities	$24,330	$55	$(335)	$24,050
Municipal bonds	27,129	86	(1,477)	25,738
Mortgage-backed securities:
FNMA	63,011	101	(1,451)	61,661
GNMA	1,983	—	(63)	1,920
FHLMC	27,867	63	(421)	27,509
CMOs	12,802	1	(947)	11,856
Corporate debt securities	20,586	34	(2,260)	18,360
Equity securities	10,227	23	(82)	10,168
Total investment securities available for sale	$187,935	$363	$(7,036)	$181,262
Total investment securities	$263,716	$493	$(9,333)	$254,876

Investment securities are evaluated periodically to determine whether a decline in their fair value is other-than-temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than carrying value of the investment.  Once a decline in fair value is determined to be other-than-temporary, the fair value of the security is reduced through a charge to earnings in the statement of operations. Based upon an evaluation performed as of September 30, 2008, the Company recorded impairment charges of $1.6 million for the quarter ended September 30, 2008. For the year ended June 30, 2008, the Company also recorded impairment charges of $1.9 million. The impairment charges related to the holdings of certain debt securities, mutual funds, and common stock of two Pennsylvania financial institutions and another financial services related equity security for which the Company recorded impairment charges in prior periods.

For the remaining unrealized loss not considered other-than-temporarily impaired, the Company has both the ability and intent to hold fixed income securities until such time as the value recovers or the security matures, and for the equity securities management believes that, other than the aforementioned impairment charge, the unrealized losses are temporary and overall not significant to the value of equity securities and therefore believes that the above individual unrealized losses at September 30, 2008 are not other-than-temporary impairments.

Mortgage-backed securities include issues of the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. None of the Company’s mortgage-backed securities include subprime or Alt-A components, and management believes that the unrealized losses on these securities at September 30, 2008 were principally a result of decreased liquidity and larger risk premiums in the marketplace.

6.                                      Loan Portfolio

Information about the Bank’s loans receivable portfolio is presented below as of and for the periods indicated:

	As of September 30, 2008		As of June 30, 2008
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total
Real estate loans:
Single-family residential	$230,272	20.1%	$240,659	20.9%
Commercial real estate and multi-family residential	335,614	29.3	338,037	29.4
Construction	87,619	7.6	90,848	7.9
Home equity	340,329	29.7	335,420	29.2
Total real estate loans	993,834	86.7	1,004,964	87.4
Consumer loans	3,573	0.3	3,598	0.3
Commercial business loans	149,670	13.0	142,258	12.3
Total loans receivable	1,147,077	100.0%	1,150,820	100.0%

Allowance for loan losses	(16,753)		(14,793)
Deferred net loan origination fees and other discounts	648		812
Loans receivable, net	$1,130,972		$1,136,839

The following is a summary of the activity in the allowance for loan losses for the three months ended September 30, 2008 and 2007:

(Dollars in thousands)	2008	2007
Balance at the beginning of period	$14,793	$12,210
Plus: Provisions for loan losses	2,350	242
Less charge-offs for:
Real estate loans	(126)	(43)
Consumer loans	(154)	(63)
Commercial business loans	(150)	(7)
Total charge-offs	(430)	(113)
Plus: Recoveries	40	16
Balance at the end of the period	$16,753	$12,355

7.                                      Deposits

Deposit balances consisted of the following at September 30, 2008 and June 30, 2008:

	As of September 30, 2008		As of June 30, 2008
(Dollars in thousands)	Amount	Percentage of Total	Amount	Percentage of Total

Savings accounts	$76,040	7.9%	$80,982	8.1%
Money market deposit accounts	408,612	42.1	408,990	40.8
Certificates less than $100,000	186,877	19.3	192,484	19.2
Certificates $100,000 and greater	61,288	6.3	57,048	5.7
Interest-bearing checking accounts	117,550	12.1	132,936	13.2
Non-interest bearing accounts	119,496	12.3	130,438	13.0
Total deposits	$969,863	100.0%	$1,002,878	100.0%

8.                                      Trust Preferred Securities and Other Borrowings

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

The Bank utilizes outside borrowings to supplement its funding needs.  At September 30, 2008, the Bank had $75.0 million outstanding in repurchase agreements with a weighted average interest rate of 4.01%. The underlying securities collateralizing these repurchase agreements had a market value of $87.7 million at September 30, 2008. In addition, the Company had $1.5 million in secured borrowings at September 30, 2008 related to certain commercial business loan relationships.

9.                                      Capital Stock

On July 24, 2007, the Company declared a cash dividend on its common stock of $0.115 per share, paid on August 24, 2007, to owners of record on August 10, 2007. On August 29, 2008, the Company declared a cash dividend on its common stock of $0.115 per share, paid on September 12, 2008, to owners of record on September 8, 2008.

10.                               Guarantees

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

On May 12, 2003, the Company entered into a sales and servicing master agreement with the FHLB.  The agreement allows the Company to sell loans to the FHLB while retaining servicing and providing for a credit enhancement.  Under the terms of the agreement, the Company receives a ten basis point annual fee in exchange for assuming the credit risk on losses in excess of its contractual obligation up to a maximum of $605 thousand. The Company has sold $36.0 million in loans under this agreement and had a maximum credit risk exposure of $461 thousand at September 30, 2008. The fair value of these guarantees was determined to be insignificant at September 30, 2008.

11.          Accounting for Derivative Instruments and Hedging

At September 30, 2008, the Company had four interest rate swap arrangements tied to specific loans originated by the Bank. The swaps effectively convert the rates from a fixed rate to a floating rate based on Libor throughout the life of the underlying loans.  At September 30, 2008, the total outstanding notional amount on these swaps was $7.5 million.  The weighted average floating and fixed rates on these transactions were 2.97% and 4.73%, respectively, at September 30, 2008. Based on the decrease in the market value of the interest rate swaps from June 30, 2008 to September 30, 2008, the Company recognized a loss of $120 thousand in other income in the consolidated statement of operations for the three months ended September 30, 2008 with respect to these four swap arrangements.

12.          Fair Value Disclosures

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and enhances disclosures about fair value measurements. SFAS 157 applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those years.  The Company had made no material changes in its valuation techniques as a result of the adoption of SFAS No. 157.

Effective July 1, 2008, the Company adopted SFAS 157. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs or minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date. Level 2 inputs represent quoted prices for similar instruments in active markets, or quoted prices for identical instruments in non-active markets. Level 2 inputs also includes valuation techniques whose inputs are derived principally from observable market data other than quoted prices, such as interest rates or other market-corroborated means. Level 3 inputs are unobservable inputs for the asset or liability. The level in the hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

A description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis, as well as the classification of the instruments pursuant to the valuation hierarchy, are as follows:

Trading Securities and Deferred Compensation Liability

Trading securities and the corresponding deferred compensation liability are are reported using Level 1 inputs. Level 1 instruments generally include equity securities, valued based on quoted market prices in active markets. Equity securities consist of stocks of financial institutions, mutual funds, and other government sponsored stocks.

Securities Available for Sale

Securities classified as available for sale are reported using Level 1 and Level 2 inputs. Level 1 instruments generally include equity securities, valued based on quoted market prices in active markets. Equity securities consist of stocks of financial institutions, mutual funds, and stocks of government sponsored entities. If a quoted market price is not available for the specific security, then fair values are provided by independent third-party valuation services. These valuations services estimate fair values using pricing models and other accepted valuation methodologies, such as quotes for similar securities and observable yield curves and spreads. As part of the Company’s overall valuation process, management evaluates these third-party methodologies to ensure they are representative of exit prices in the Company’s principal or most advantageous market. Level 2 instruments include U.S. government agency obligations, municipal bonds, mortgage-backed securities, collateralized mortgage obligations, and corporate bonds. The fair value measurements are determined using both quoted prices for similar assets, when available, and model-based valuation techniques that derive fair value based on market-corrobarated data, such as instruments with similar prepayment speeds and default interest rates.

Derivative Financial Instruments

The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The counterparty performance risk has been determined to have an insignificant impact on the valuation. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The Company also has commitments with customers to fund mortgages and extend credit at a specified rate and commitments to sell both funded and unfunded mortgage loans at a specified rate. These loan commitments and forward contracts for mortgage loans  intended for sale in the secondary market are accounted for as derivatives and carried at estimated fair value. The Company estimates the fair value of these loan commitments and forward contracts using bids or indications provided by market participants on specific loans that are actively marketed for sale. The Company has determined that the inputs used to value its loan commitment and forward contracts fall within Level 2 of the fair value hierarchy.

The following table presents the financial instruments fair value at September 30, 2008, on the consolidated balance sheet and by SFAS No. 157 valuation hierarchy.

	Fair Value Measurement Using
(Dollars in thousands)	Balance September 30, 2008	Quoted Prices in Active Markets for Identical Assets / Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Investment securities - available for sale	$195,032	$9,248	$185,784
Investment securities – trading	1,231	1,231	—
Derivatives (1)	175	—	175
Total assets	$196,438	$10,479	$185,959

Liabilities
Deferred compensation liability (2)	1,231	1,231	—
Total liabilities	$1,231	$1,231	$—

(1)   Included within Other Assets

(2)   Included within Other Liabilities

Assets Measured at Fair Value on a Nonrecurring Basis

A description of the valuation methodologies and classification levels used for financial instruments measured at fair value on a nonrecurring basis are listed below. These listed instruments are subject to fair value adjustments (impairment) as they are valued at the lower of cost or market.

Mortgage Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. The Company estimates the fair value of mortgage loans held for sale using bids or indications provided by market participants on specific loans that are actively marketed for sale. The Company has determined that the inputs used to value its mortgage loans held for sale fall within Level 2 of the fair value hierarchy. At September 30, 2008, loans held for sale were recorded at their carrying amount of $14.4 million with no impairment recorded during the first quarter of the fiscal year.

Impaired Loans

Certain loans are evaluated for impairment under FAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15.” Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or market value. To estimate the impairment of a loan, the Company uses the practical expedient method, which is based upon the fair value of the underlying collateral for collateral-dependent loans. Currently, all of the Company’s impaired loans are secured by real estate. The value of the real estate collateral is determined based on an appraisal by independent licensed appraisers hired by the Company or other observable market data, which is readily available in the marketplace. As part of the Company’s overall valuation process, management evaluates the third-party appraisals to ensure that they are representative of the exit prices in the Company’s principal or most advantageous market. When the value of the real estate, less estimated costs to sell, is less than the principal balance of the loan, a specific reserve is established. The Company considers the appraisals used in its impairment analysis to be Level 3 inputs. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned

Other real estate property acquired through foreclosure or other means in satisfaction of a loan receivable is recorded at the fair value of the property at the transfer date less estimate selling costs. Costs to maintain other real estate are expensed as incurred.  The value of the real estate collateral is determined based on an appraisal by independent licensed appraisers hired by the Company or other observable market data, which is readily available in the marketplace. As part of the Company’s overall valuation process, management evaluates the third-party appraisals to ensure that they are representative of the exit prices in the Company’s principal or most advantageous markets. The Company considers the appraisals uesd in its impairment analysis to be Level 3 inputs.

Certain assets measured at fair value on a non-recurring basis are presented below:

	Fair Value Measurement Using
(Dollars in thousands)	Balance September 30, 2008	Quotes Prices in Active Markets for Identical Assets / Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Mortages held for sale	$14,444	$—	$14,444	$—
Impaired loans (1)	11,142	—	—	11,142
Other real estate owned	465	—	—	465
Total assets	$26,051	$—	$14,444	$11,607

(1) Specific reserves identified under FAS No. 114 during the first three months of fiscal 2009 totaled $3.4 million. These specific reserves were taken into consideration when the required level of the allowance for loan losses was determined at September 30, 2008.

SFAS No. 157 fair value measurement implementation for nonfinancial assets including goodwill and identifiable intangibles with balances $57.2 million and $13.8 million, respectively, at September 30, 2008, have been delayed until July 1, 2009 in accordance with FSP No. SFAS 157-2.

13.          Segment Information

Under the definition of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has three operating segments at September 30, 2008; Willow Financial Bank (“WFB”), BeneServ and WIS (including Carnegie). The Willow Financial Bank segment primarily provides loan and deposit services to commercial and retail customers through its network of 29 branch locations as of September 30, 2008. BeneServ, which was acquired on March 30, 2007, is an insurance agency serving the corporate employee benefit market segment. The WIS segment operates a full service investment advisory and securities brokerage firm.

Segment information for the three months ended September 30, 2008 and 2007 is as follows:

	For the three months ended September 30,
	2008				2007
	WFB	BeneServ	WIS	Total	WFB	BeneServ	WIS	Total
	(Dollars in Thousands)

Interest income	$20,315	$—	$—	$20,315	$21,765	$—	$—	$21,765
Interest expense	8,976	—	—	8,976	11,459	—	—	11,459
Net interest income	11,339	—	—	11,339	10,306	—	—	10,306
Non-interest income	1,263	590	986	2,839	2,677	561	628	3,866
Depreciation expense	647	3	5	655	710	3	1	714
Income tax (benefit) expense	(1,030)	57	115	(858)	320	101	17	438
Total net (loss) income	(2,017)	110	224	(1,683)	929	196	33	1,158
Total assets	1,575,695	7,115	4,160	1,586,970	1,563,083	5,603	172	1,568,858
Goodwill	54,574	1,426	1,247	57,247	94,574	1,027	—	95,601

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

At September 30, 2008, the Bank had regulatory capital which was in excess of regulatory limits set by the Office of Thrift Supervision.  The current requirements and the Bank’s actual capital levels are detailed below:

	Actual Capital		Required for Capital Adequacy Purposes		Required to Be Well Capitalized under Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Tangible capital (to tangible assets)	$106,532	7.0%	$22,934	1.5%	$30,578	2.0%
Core capital (to adjusted tangible assets)	106,532	7.0%	61,157	4.0%	76,446	5.0%
Tier I capital (to risk-weighted assets)	106,532	11.0%	N/A	N/A	57,974	6.0%
Risk-based capital (to risk-weighted assets)	118,575	12.3%	77,298	8.0%	96,623	10.0%

As of June 30, 2008
Tangible capital (to tangible assets)	$109,164	7.2%	$22,845	1.5%	$30,460	2.0%
Core capital (to adjusted tangible assets)	109,164	7.2%	60,920	4.0%	76,151	5.0%
Tier I capital (to risk-weighted assets)	109,164	11.3%	N/A	N/A	57,684	6.0%
Risk-based capital (to risk-weighted assets)	120,720	12.6%	76,912	8.0%	96,140	10.0%

15.          Commitments and Contingencies

See the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 for a summary of existing commitments and contingencies.  There have been no material changes in the Company’s commitments and contingencies since June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or which indicate the intentions, plans, beliefs, expectations or opinions of the Company’s management. Forward looking statements may be identified by the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should,” “could,” “may,” “likely,” “probably,” or “possibly”.  These statements reflect our current view with respect to future events and are subject to certain risks, uncertainties, and assumptions. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of Willow Financial Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward looking information and statements. Factors that may affect the Company’s future operations are discussed in documents filed by Willow Financial Bancorp, Inc. with the Securities and Exchange Commission (“SEC”) from time to time, including the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008. Additional factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions and the interest rate yield curve, legislative and regulatory changes, demand for loan products, changes in deposit flows, competition, changes in the quality or composition of the Company’s loan and investment portfolios, the impact of the Emergency Economic Stabilization Act or other related legislative and regulatory developments, including heightened regulatory scrutiny, practices, requirements or expectations, among other things.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended.  We do not intend to update these forward-looking statements. Copies of the above referenced documents may be obtained from Willow Financial Bancorp, Inc. upon request without charge (except for Exhibits thereto) or can be accessed at the website maintained by the SEC at http://www.sec.gov.

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

The Boards of Directors of the Company and HNC approved the Merger Agreement on May 20, 2008. On September 10, 2008, shareholders of both the Company and HNC also approved the Merger Agreement.

On  September 25, 2008, The Harleysville National Bank and Trust Company, received approval from the Office of the Comptroller of the Currency to acquire Willow Financial Bank.  The Office of Thrift Supervision has also not objected to the transaction.  HNC expects to receive the approvals from the Federal Reserve Board and the Pennsylvania Department of Banking in November 2008 to acquire Willow Financial Bancorp, Inc. in a previously announced transaction.  HNC expects to close the transaction by early December 2008. For further information regarding the proposed merger with HNC, see the joint proxy statement/prospectus, dated July 31, 2008, included in the Form S-4, as amended, filed by Harleysville National Corporation (SEC File No. 333-152007).

Willow Financial Bancorp, Inc. (the “Company”), is a Pennsylvania corporation and parent holding company for Willow Financial Bank (the “Bank”). The Bank, which was originally organized in 1909, is a federally chartered savings bank and wholly owned subsidiary of the Company. The Bank’s business consists primarily of making commercial business and consumer loans as well as real estate loans, both commercial and residential, funded primarily by retail and business deposits along with borrowings obtained from the Federal Home Loan Bank (“FHLB”) of Pittsburgh. The Company’s trading symbol is “WFBC.”

After the close of business on August 31, 2005, the Company completed its acquisition of Chester Valley Bancorp Inc. (“Chester Valley”), a registered bank holding company headquartered in Downingtown, Pennsylvania, with over $654 million in assets. Pursuant to the Agreement and Plan of Merger, dated as of January 20, 2005 (the “Merger Agreement”),

Chester Valley was merged with and into the Company, with the Company as the surviving corporation (the “Merger”), and Chester Valley was merged with and into the Bank with the Bank as the surviving bank (the “Bank Merger”). The Company used general corporate funds to pay the aggregate cash consideration of approximately $51.0 million for the shares of Chester Valley Common Stock acquired in the Merger for cash, as well as approximately $3.2 million in acquisition costs.

On March 30, 2007, the Company completed its acquisition of BeneServ, Inc. (“BeneServ”) for a purchase price of up to $5.5 million. The purchase price includes a payment of $4.2 million at closing plus an additional amount up to $1.3 million in payments through the three-year anniversary date of the acquisition, subject to the achievement of certain performance thresholds. As of June 30, 2008, approximately $400 thousand of additional payments were earned and paid based on BeneServ achieving the established performance thresholds.  Approximately $146 thousand of the additional payments were accrued and are included in other liabilities on the consolidated statement of financial condition. BeneServ is an insurance agency serving the corporate employee benefit market segment. BeneServ and the Company share a target market in small businesses located in Chester, Montgomery, Bucks, Delaware, and Philadelphia counties, Pennsylvania, thereby providing a number of cross selling opportunities for both companies. The Company has recorded goodwill and other intangibles of $4.5 million as a result of this acquisition.

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

References to Company include its three business segments, the Bank, WIS, and BeneServ, unless the context of the reference indicates otherwise. See Note 13 to the Consolidated Financial Statements included herein. For periods after December 21, 2007, the WIS segment includes the operations of Carnegie.

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

In preparing the consolidated financial statements, the Company is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and statement of operations for the period. Actual reports could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term include the determination of the allowance for loan losses, income taxes, investment impairment, intangible asset impairment and other-than-temporary impairment on investments.

The Company’s executive offices are located at 170 South Warner Road, Wayne, Pennsylvania, and its telephone number is (610) 995-1700.

Changes in Financial Condition

General.   Total assets increased by $2.3 million from June 30, 2008 to September 30, 2008. Investment securities increased by $11.0 million.  Cash and cash equivalents decreased by $3.3 million. The net loan portfolio decreased $5.9 million while total deposits decreased by $33.0 million or 3.3% over the same period.

Cash and Cash Equivalents.   Cash and cash equivalents, which consist of cash on hand and in other banks in interest-earning and non-interest earning accounts, amounted to $32.9 million and $36.2 million at September 30, 2008 and June 30, 2008, respectively.  The decrease in cash and cash equivalents of $3.3 million, or 9.1%, was due primarily to the decrease in deposits of $33.0 million, which was offset by the proceeds from additional FHLB advances.

Investment Securities Available for Sale.   Securities classified as available for sale (“AFS”) increased $13.8 million, or 7.6%, from $181.3 million at June 30, 2008 to $195.0 million at September 30, 2008. The unrealized loss, net of income taxes, on

AFS securities amounted to approximately $7.6 million at September 30, 2008 compared to $4.4 million at June 30, 2008. The increase in the unrealized loss was the result of the deterioration in the current interest rate environment in addition to the recent market turmoil and liquidity concerns in the general market.

As included within note 12, the Company’s methods for fair valuing investment securities may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. While the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Investment Securities Held to Maturity.   At September 30, 2008, securities classified as held to maturity (“HTM”) totaled $73.0 million as compared to $75.8 million at June 30, 2008. HTM securities were comprised primarily of CMOs and mortgage-backed securities. HTM securities are carried at amortized cost. In order to more effectively manage its interest rate risk, the Company plans limiting additions in its HTM portfolio.

Loans Held for Sale.   Real estate loans originated or purchased with the intention of being sold into the secondary market are classified as held for sale and are carried at the lower of aggregate cost or fair value with any unrealized loss reflected in the consolidated statement of operations. At September 30, 2008, $14.4 million of fixed-rate, single-family residential real estate loans were classified as held for sale compared to $14.2 million at June 30, 2008. The increase of $245 thousand resulted primarily from the timing of the origination of the loans and the ultimate delivery to the purchaser of the loans. In order to mitigate the risk of loss on the sale of these loans, the Company generally commits these loans for sale, on a best efforts basis, to a third party at the time that the borrower locks the loan with the Company.

Loans Receivable.   The net loan portfolio, which does not include loans held for sale, decreased $5.9 million to $1.13 billion at September 30, 2008 from $1.14 billion at June 30, 2008. The decrease was primarily the result of of management’s continued strategy to reduce reliance on long-term single-family residential real estate in its portfolio and to sell newly originated residential real estate loans into the secondary market. Single-family residential loans decreased $10.4 million from June 30, 2008 to September 30, 2008.

The following table sets forth information with respect to non-performing assets identified by the Company, including non-accrual loans and other real estate owned.

(Dollars in thousands)	September 30, 2008	June 30, 2008
Non-accrual loans:
Real estate loans:
Single-family residential	$1,861	$997
Construction	7,273	7,415
Commercial real estate and multi-family residential	114	781
Home Equity	968	729
Consumer loans	29	29
Commercial business loans	771	832
Total non-performing loans	11,016	10,783
Other real estate owned, net	465	166
Total non-performing assets	$11,481	$10,949
Non-performing loans to total loans	0.96%	0.94%
Non-performing assets to total assets	0.72%	0.69%

The allowance for loan losses increased to $16.8 million at September 30, 2008 compared to $14.8 million at June 30, 2008. The increase is primarily the result of the increase in the provision for loan losses in the amount of $2.1 million from June 30, 2008 to September 30, 2008.

Total non-performing loans increased $233 thousand, or 2.2%, to $11.0 million at September 30, 2008 compared to $10.8 million at June 30, 2008. Non-performing loans to total loans and non-performing loans to total assets were 0.96% and 0.72%, respectively, at September 30, 2008 as compared to 0.94% and 0.69%, respectively at June 30, 2008. This increase was due primarily to three loan relationships causing an increase of $864 thousand within single-family residential real estate in addition to the transfer of $465 thousand in residential real estate to other real estate owned; offset by repayments and transfers to classified loans of $258 thousand and $406 thousand, respectively.  The allowance for loan losses to gross loans increased to 1.46% at September 30, 2008 from 1.29% at June 30, 2008.

Goodwill and Other Intangible Assets.   At September 30, 2008, goodwill and intangible assets aggregated $71.0 million as compared to $71.5 million at June 30, 2008.  Intangible assets include a core deposit intangible of $8.8 million, which resulted from the acquisition of Chester Valley. The core deposit intangible is being amortized over a 12-year life. Intangible assets also include goodwill, which primarily represents the excess cost over fair value of assets acquired over liabilities as a result of the Chester Valley acquisition. The goodwill that resulted from the Chester Valley acquisition was approximately $93.7 million. As a result of the BeneServ acquisition, goodwill of $1.4 million and customer intangibles of $3.0 million were recorded at September 30, 2008. In addition, goodwill of $1.2 million and customer intangibles of $1.9 million were recorded at September 30, 2008, as a result of the Carnegie acquisition. The customer intangible balances are being amortized of 10-year lives. The remaining balance of the goodwill relates to a branch acquisition in 1994 of approximately $836 thousand at September 30, 2008. Goodwill is measured for impairment at least annually. As discussed in the Company’s June 30, 2008 Form 10-K, the Company recorded an impairment charge to goodwill for the quarter ended December 31, 2007 in the amount of $40.0 million.

Other Assets.   Other assets decreased by approximately $1.2 million from June 30, 2008 to September 30, 2008 primarily due to the sale of investment securities which occurred on June 30, 2008, but settled in early July 2008.

Deposits.   Total deposits decreased $33.0 million, or 3.3%, to $969.9 million at September 30, 2008 from $1.0 billion at June 30, 2008.  The decrease resulted primarily from the decrease in core deposits of $31.6 million, of which $26.3 million was within checking accounts. The Company continues to deploy a strategy to increase core deposit accounts and balances through targeted marketing, cross selling of our existing customer base and expansion of our commercial business lending, which typically results in the opening of a checking account.

Federal Home Loan Bank Advances.   Advances from the Federal Home Loan Bank of Pittsburgh are an additional source of funds used to supplement the funding of loan demand as well as for liquidity and other asset/liability management purposes. At September 30, 2008, the total amount of these borrowings outstanding was $357.8 million, which is a $46.4 million, or an 14.9%, increase from the $311.4 million outstanding at June 30, 2008.  The Bank determined that it was beneficial to utilize these borrowings to fund its new loan originations rather than pay high rates for certificates of deposit.

Trust Preferred Securities.    On March 31, 2006, the Company issued $25.8 million of Junior Subordinated Debentures to the Willow Financial Statutory Trust I, a Connecticut Statutory Trust, in which the Company owns all of the common equity. The Trust then issued $25.0 million of Trust Preferred Securities, which pay interest quarterly at three-month Libor plus 1.31% to investors, which are secured by the Junior Subordinated Debentures and the guarantee of the Company. The Junior Subordinated Debentures are treated as debt of the Company but qualify as Tier I capital of the Bank to the extent of the amount of the proceeds, which are invested in the Bank. The Trust Preferred Securities are callable by the Company on or after September 30, 2011. The Trust Preferred Securities must be redeemed by the Company upon their maturity in the year 2036.

Accounting for Derivative Instruments and Hedging.    The Company from time to time utilizes derivative instruments such as interest rate swaps, interest rate collars, interest rate floors, interest rate swaptions or combinations thereof to assist in its asset/liability management.

At September 30, 2008 and June 30, 2008, the Company had four interest rate swap arrangements, respectively, tied to specific loans originated by the Bank. The swaps effectively convert the rates from a fixed rate to a floating rate based on Libor throughout the lives of the underlying loans, as of September 30, 2008. At September 30, 2008, the total outstanding notional amount on these swaps was $7.5 million. The weighted average floating and fixed rates on these transactions were 2.97% and 4.73%, respectively, at September 30, 2008. The Company lacked sufficient documentation for these transactions to receive hedge accounting treatment. As such, the Bank has recorded a net payable of $120 thousand at September 30, 2008 as compared to a net payable of $55 thousand at June 30, 2008.

Other Liabilities.   Other liabilities decreased by approximately $2.6 million to $9.4 million from $12.0 million at September 30, 2008. This decrease was due primarily to the timing of payments due to the cut-off date of certain third-party services.

Stockholders’ Equity.   At September 30, 2008, total stockholders’ equity amounted to $143.9 million as compared to $150.1 million at June 30, 2008, a decrease of $6.2 million.  This decrease was primarily the result of net loss of $1.7 million for the three-month period, an increase of $3.2 million in the accumulated other comprehensive loss resulting from a decrease in the market value of investment securities available for sale, and $1.8 million in cash dividends paid during the three-month period.

The following table presents the average daily balances for various categories of assets and liabilities, and income and expense related to those assets and liabilities for the three-month periods ended September 30, 2008 and 2007.  Loans receivable include non-accrual loans.  To adjust the yield on nontaxable loans and securities to a taxable equivalent yield, a 34.0% effective rate has been used for the three-month periods ended September 30, 2008 and 2007.  The adjustment of tax-exempt loans and securities to a tax equivalent yield in the table below may be considered to include non-GAAP financial information.  Management believes that it is a standard practice in the banking industry to present net interest margin, net interest spread and net interest income on a fully tax equivalent basis.  Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons. A GAAP reconciliation also is included below.

	Three months Ended September 30,
	2008			2007
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Interest-earning assets:
Single family residential	$247,591	$3,360	5.43%	$276,846	$4,128	5.96%
Construction and land	89,373	1,141	5.00	75,809	1,402	7.40
Commercial real estate	286,438	4,816	6.72	281,435	4,709	6.69
Commercial business	200,199	2,828	5.53	137,997	2,620	7.59
Consumer	341,153	4,616	5.29	291,482	4,741	6.51
Total loans	$1,164,754	$16,761	5.69	$1,063,569	$17,600	6.62
Securities and other investments	287,494	3,798	5.17	310,807	4,446	5.72
Total interest-earning assets	1,452,248	$20,559	5.58%	1,374,376	$22,046	6.42%
Non-interest earning assets	122,186			161,833
Total assets	$1,574,434			$1,536,209

Liabilities and Stockholders’ Equity:
Interest-bearing deposits	$874,255	$4,946	2.24	$939,503	$8,567	3.65
FHLB borrowings	313,963	2,966	3.75	193,234	2,192	4.54
Repurchase agreements	75,000	769	4.07	26,141	282	4.32
Trust preferred securities	27,035	295	4.33	25,774	418	6.49
Total interest-bearing liabilities	1,290,253	8,976	2.76%	1,184,652	11,459	3.87%
Non-interest-bearing deposits	123,185			138,333
Non-interest-bearing liabilities	10,163			13,841
Stockholders’ equity	150,833			199,383
Total liabilities and stockholders’ equity	$1,574,434			$1,536,209
Net interest-earning assets	$161,995			$189,724
Net interest income		$11,583			$10,587
Interest rate spread			2.82%			2.55%
Net interest margin			3.15%			3.08%
Ratio of average interest-earning assets to interest-bearing liabilities			113%			116%

Although management believes that the above-mentioned non-GAAP financial measures enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP financial measures from GAAP to non-GAAP is presented below.

Three months Ended September 30,

	2008			2007
	Interest Income	Tax Adjustment	Adjusted Income	Interest Income	Tax Adjustment	Adjusted Income
	(Dollars in thousands)
Loans	$16,687	$74	$16,761	$17,503	$97	$17,600
Investment securities	3,628	170	3,798	4,262	184	4,446
Total	$20,315	$244	$20,559	$21,765	$281	$22,046

The net interest margin on a GAAP basis was 3.08% and 3.00%, respectively, for the three months ended September 30, 2008 and 2007.

Results of Operations

General.   Net loss for the three-month period ended September 30, 2008 was $1.7 million or $(0.11) diluted earnings per share as compared to net income of $1.2 million or $0.08 diluted earnings per share for the comparable quarter in the prior year. The Company’s net interest margin on a tax-equivalent basis increased 7 basis points to 3.15% for the three months ended September 30, 2008 from 3.08% for the three months ended September 30, 2007.

Interest Income.  Interest income on loans decreased $816 thousand, or 4.7%, for the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007. This decrease resulted primarily from a decrease in the average yield on loans of 93 basis points to 5.69%. The decrease in the average yield of the loan portfolio is due to the decrease in short-term interest rates. Specifically, the Federal Reserve target rate decreased from 4.75% at September 30, 2007 to 2.00% at September 30, 2008. The Company does not invest in sub-prime loans or related assets, and accordingly, did not incur any significant impact to its loan yields from disruptions in the credit markets for sub-prime assets. Interest income on securities decreased $634 thousand for the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007. This was primarily due to a decrease in the average yield on securities of 55 basis points to 5.17% and a decrease in the average outstanding securities balance of $23.3 million.

Interest Expense.   Interest expense on deposit accounts decreased $3.6 million, or 42.3%, for the three-month period ended September 30, 2008 compared to the comparable prior year period.  The decrease resulted primarily from a decrease in the average cost of interest-bearing deposits of 141 basis points for the three-month period ended September 30, 2008 as compared to the similar prior year period. During the three-month period ended September 30, 2008, interest expense on total borrowings increased by $1.1 million, or 39.3%, over the comparable period ended September 30, 2007 due principally to an increase of $170.8 million, or 69.7%, in average total borrowings partially offset by a decrease of 84 basis points, or 17.9%, in the average rate paid on total borrowings. Additionally, the Company experienced a lag in rate decreases on its variable rate deposits at September 30, 2007. The lag in deposit rate decreases was due to the competitive market, which kept deposit rates higher during the immediate periods following Federal Reserve rate reductions. The lag subsided by the quarter ended September 30, 2008, as the deposit rates have gradually declined.

Net Interest Income.  Net interest income is determined primarily from the average interest rate spread (i.e. the difference between the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities) as well as the relative amounts of average interest-earning assets compared to interest-bearing liabilities. For the three months ended September 30, 2008 and 2007, our interest rate spread computed on a fully tax equivalent basis was 2.82% and 2.55%, respectively, which was caused by pressures existing in the market place to maintain deposit rates at a high level.

Net interest income for the three-month periods ended September 30, 2008 and 2007 was $11.3 million and $10.3 million, respectively, an increase of $1.0 million.  This increase was due primarily to a decrease of 111 basis points in the average costs of interest-bearing liabilities to 2.76% for the three-month period ended September 30, 2008 from 3.87% for the three-month period ended September 30, 2007.

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

A provision for loan losses of $2.4 million was made for the three months ended September 30, 2008 as compared to $242 thousand recorded during the three months ended September 30, 2007. This additional provision was due primarily to deterioration in three commercial loan relationships experienced during the three-month period, and the reduction of residential real estate loans as a percentage of total loans, which the Company sells primarily all of its residential real estate production, and the corresponding increase in commercial loans, which carry a higher level of risk, as a percentage of total loans.. The percentage of the allowance for losses to gross loans receivable, net of deferred fees, increased to 1.46% at September 30, 2008 compared to 1.14% at September 30, 2007.

Management believes the allowance for loan losses was adequate at September 30, 2008 and represents all known and inherent losses in the portfolio that are both probable and reasonably estimable. No assurance can be given as to the amount or timing of additional provisions for loan losses in the future as a result of potential increases in the amount of the Company’s non-performing loans in the remainder of the Company’s loan portfolio. Regulatory agencies, in the course of their regular examinations, review the allowance for loan losses and carrying value of non-performing assets. No assurance can be given that these agencies might not require changes to the allowance for loan losses in the future.

Non-Interest Income.  Non-interest income is comprised of investment services income, account service fees and charges, loan servicing fees, realized gains and losses on assets available or held for sale, increases in the cash surrender value of bank owned life insurance (“BOLI”) and with the acquisitions of BeneServ, insurance premiums, and Carnegie, professional investment consulting services.  Non-interest income decreased $1.0 million, or 26.6%, for the three-month period ended September 30, 2008 as compared to the quarter ended September 30, 2007.  This decrease was due primarily to impairment charges of $1.6 million recorded on certain available for sale investment securities.  This was partially offset by an increase of $241 thousand in investment services income and an increase of $196 thousand in service charges and fees.

Non-Interest Expense.   The primary components of non-interest expense are compensation and employee benefits, occupancy and equipment expenses, data processing costs, deposit account services, professional fees and a variety of other expenses.  Non-Interest expense increased $2.0 million, or 16.5%, for the three-month period ended September 30, 2008 as compared to the comparable period ended September 30, 2007. The increase resulted primarily from the increases in professional fees, deposit insurance premiums, and salaries and employee benefits of $1.0 million, $464 thousand, and $315 thousand, respectively. Professional fees increased due to the utilization of consulting and legal services due to the pending merger and remediation of the Company’s previously disclosed material weakness in its internal control over financial reporting. Deposit insurance premiums increased due to the Company’s full utilization of its FDIC credit in the three-month period ended June 30, 2008. Salaries and employee benefits increased primarily due to increased commissions related to mortgage sales as the related volumes have increased from the prior year.

Income Tax Benefit / Expense.  The income tax benefit for the three-month period ended September 30, 2008 was $858 thousand.  This compares to a provision of $438 thousand for the similar prior year period.   The effective tax rate for the three-month period ended September 30, 2008 was 33.8% compared to 27.4% for the three-month period ended September 30, 2007. During the quarter ended September 30, 2008, the effective tax rate was effected by an increase in the valuation allowance of $308 thousand associated with impairments recorded on equity securities.

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

Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments such as U.S. Treasury securities.  The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities.  Certificates of deposit scheduled to mature in one year or less at September 30, 2008 totaled $194.5 million.  Based on historical experience, management believes, over the longer term, that a significant portion of maturing certificates of deposit will remain with the Company.  The Company has the ability to utilize borrowings, typically in the form of FHLB advances, as an additional source of funds.  The maximum borrowing capacity available to the Company from the FHLB was $631.5 million as of September 30, 2008, based on qualifying collateral, of which $326.7 million was available to draw upon at September 30, 2008.   The Company is required to maintain sufficient liquidity to ensure its safe and sound operation.  The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

At September 30, 2008 and June 30, 2008, the Bank had regulatory capital, which was in excess of regulatory limits set by the Office of Thrift Supervision.  For additional information and the Bank’s specific levels of regulatory capital at September 30, 2008 and June 30, 2008, see note 14 of the Notes to the Unaudited Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For the discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company’s portfolio equity, see “Quantitative and Qualitative Disclosure About

Market Risk” on Form 10-K for the year ended June 30, 2008.  Management, as part of its regular practices, performs periodic reviews of the impact of interest rate changes upon net interest income and the market value of the Company’s portfolio equity.  Management monitors interest rate risk and takes actions which it deems appropriate to maintain the short-term risk at levels considered acceptable while focusing on a longer-term loan diversification plan, which concentrates on the acquisition of shorter maturity or repricing assets.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d—15(e)) as of the end of the period covered by this report. While we believe that our disclosure controls and procedures have improved due to the level of management focus on the remediation of the material weakness in internal control over financial reporting described in Item 9Ab. of our Form 10-K for the period ended June 30, 2008, our management, including our Chief Executive Officer and Principal Financial Officer, has concluded that insufficient time has been available to fully validate that the remediation efforts discussed in Item 9Ad. of our Form 10-K for fiscal year 2008 have been sufficient to have remediated the previous material weakness, and as such management cannot conclude that our disclosure controls and procedures were effective as of September 30, 2008. Notwithstanding management’s conclusion that our disclosure controls and procedures were not effective as of September 30, 2008, we believe that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described in Item 9Ad of our Annual Report on Form 10-K for the year ended June 30, 2008, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s legal proceedings were previously disclosed in Item 3 of the Company’s Form 10-K for the year ended June 30, 2008.  New developments in the Company’s legal proceedings are noted below:

Willow Financial Bank (the “Bank”) is a party to three civil actions relating to some of the revenue bonds which were the subject of the SEC investigation described in the Company’s Form 10-K for the year ended June 30, 2008.  On August 30, 2005, a writ of summons was filed by the Boyertown Area School District (“Boyertown”) in the Court of Common Pleas, Montgomery County, Pennsylvania commencing a civil action against, among other parties, the Bank. Boyertown Area School District v. First Financial Bank et. al. , No. 0521799.  A complaint was filed on November 9, 2005, and an amended complaint was filed on October 8, 2008, asserting the following claims against the Bank: Breach of Trust Indenture and Fiduciary Duties (Count 1), Breach of Trust Indenture and Fiduciary Duties (Count 2), Breach of Fiduciary Duties (Count 3), Breach of Fiduciary Duties (Count 4), Civil Conspiracy (Count 5), and Vicarious Liability and Respondeat Superior(Count 6), Breach of Trust Indenture and Fiduciary Duties (Count 7).  Boyertown has also filed a writ of summons in the Court of Common Pleas, Montgomery County, Pennsylvania naming two former employees of the Bank as defendants on August 26, 2008, at No. 08-24230; no complaint has been filed.  On September 19, 2005, Red Lion Area School District (“Red Lion”) filed a complaint in the Court of Common Pleas, York County, Pennsylvania, against, among other parties, the Bank. Red Lion Area School District v. Bradbury et. al., No. 2005-SU1656Y01; No. 2005SU2544Y01.  This case has been transferred to the Court of Common Pleas of Montgomery County, Pennsylvania, and an amended complaint was filed on October 18, 2006.  The amended complaint asserts the following claims against the Bank: Declaratory Judgment (Count 15), Breach of Trust Indenture (Count 16), Civil Conspiracy (Count 17), Civil Conspiracy—Alternative Legal Basis (Count 18), Breach of Common Law Duties as Trustee (Count 19), Tortious Action in Concert/Aiding and Abetting Fraud (Count 20), Breach of Trust Indenture (Count 21), Breach of Fiduciary Duties (Count 22), Vicarious Liability and Respondeat Superior (Count 23), Unjust Enrichment (Count 24), and Unjust Enrichment (Count 25).  Red Lion has also filed a writ of summons in the Court of Common Pleas, Chester County, Pennsylvania naming two former employees of the Bank as defendants on August 14, 2008, at No. 08-08774; no complaint has been filed.  On March 16, 2006, Perkiomen Valley School District (“Perkiomen”) filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania, against, among other parties, the Bank. Perkiomen Valley School District v. First Financial Bank et. al., No. 0606533.  This complaint asserts the following claims against the Bank: Breach of Trust Indenture (Count 1), Breach of Fiduciary Duties (Count 2), Vicarious Liability and Respondeat Superior (Count 3), Civil Conspiracy (Count 4), and Concert of Action (Count 5).  These three actions against the Bank have been consolidated for discovery and case management purposes, but not for trial.  The Bank’s answers were provided on September 6, 2007, with respect to the Red Lion complaint, and on September 10, 2007, with respect to the Perkiomen complaint and the initial Boyertown complaint.  The Bank has yet to file an answer to Boyertown’s amended complaint.  Discovery is in its initial stages.  The Bank believes the above-described lawsuits against the Bank are without merit and intends to vigorously defend itself in these suits.

On June 16, 2007, Cincinnati Insurance Company (“Cincinnati”) commenced a declaratory judgment action in federal court against the Bank, Red Lion, Boyertown, and Perkiomen seeking a declaration that Cincinnati is not obligated to provide insurance coverage to the Bank in connection with the SEC subpoena and the litigation brought by Red Lion, Boyertown, and Perkiomen: Cincinnati Insurance Company v. First Financial Bank et al., 07-02389 (E.D. Pa.) (the “School District Litigation”).  The Bank filed an answer and counterclaim on September 20, 2007 seeking damages for Cincinnati’s breach of contract for failure to defend and for bad faith.  Cincinnati answered the Counterclaim and denied all of the Bank’s allegations.  The Bank has served discovery and received documents from Cincinnati and its counsel. Cincinnati has not served any discovery.  The Bank filed a Motion for Judgment on the Pleadings as to Cincinnati’s duty to defend the Bank in the School District Litigation.  Cincinnati filed its own Motion for Judgment on the Pleadings. The Bank filed an opposition to Cincinnati’s Motion, and Boyertown also filed an opposition to Cincinnati’s Motion.  The trial judge heard argument on the Bank’s Motion and Cincinnati’s Motion on May 30, 2008.  On September 23, 2008 the federal court granted the Bank's Motion for Partial Judgment on the Pleadings, denied Cincinnati's Motion and held that the insurer has a duty to defend the School District Litigation.  Cincinnati filed a Motion for Reconsideration on October 3, 2008.  The Bank opposed that Motion and the Court denied Cincinnati’s Motion on October 28, 2008.

Blue Bell Mortgage Group, L.P. v. Thomas J. Campbell, III and Willow Financial Bancorp, Inc., and Willow Financial Bank, No. 07-24926 was filed in the fall of 2007 in the Court of Common Pleas of Montgomery County, PA. Defendant, Campbell, filed preliminary objections to the complaint alleging that Blue Bell is obligated to arbitrate its claims against Campbell. The Willow entities answered the complaint and have filed motions for judgment on the pleadings arguing that the complaint, as a matter of law, fails to state a cause of action against the Willow entities. The Campbell preliminary objections were denied and Campbell has answered and counterclaimed against Blue Bell. After oral argument was held on the Willow motion for judgment on the pleadings, the Court denied the motion. Discovery has now begun, but is in its most preliminary stages.  We believe the lawsuit is without merit and will vigorously defend ourselves in this litigation and therefore we do not have any reserves for future judgments or rulings in this litigation. We do not anticipate that the lawsuit will have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Except as noted below, Management of the Company does not believe that there have been any material changes to the risk factors previously described under Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2008, previously filed with the Securities and Exchange Commission on September 16, 2008 (File No 0-49706).

Additional risk factors include the impact of the Emergency Economic Stabilization Act or other recent related governmental, legislative and regulatory developments, including heightened regulatory scruting, practices, requirements or expectations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

a. Not applicable

b. Not applicable.

c. Purchases of Equity Securities

The following table represents the repurchasing activity of the share repurchase program during the first quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2008 – July 31, 2008	—	$ n/a	—	579,063
Month #2 August 1, 2008 – August 31, 2008	—	n/a	—	579,063
Month #3 September 1, 2008 – September 30, 2008	—	n/a	—	579,063
Total	—	$ n/a	—	579,063

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

Item 4.    Submission of Matters to a Vote of Security Holders

In connection with the proposed merger of Willow Financial Bancorp, Inc. with and into Harleysville National Corporation, the Company held a Special Meeting of Shareholders on September 9, 2008. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities Exchange Act of 1934, as amended, pursuant to a joint proxy statement/prospectus dated July 31, 2008. Of the 15,671,441 shares of the Company’s common stock eligible to vote at the special meeting, 10,891,152 were represented in person or by proxy.

	No. of Votes For	No. of Votes Against	No. of Votes Abstaining	No. of Broker Non-Votes
To approve and adopt the Agreement and Plan of Merger, dated as of May 20, 2008, by and between Willow Financial Bancorp, Inc. and Harleysville National Corporation	10,778,683	100,179	12,290	4,780,289
The adjournment of the special meeting, if necessary, to permit further solicitation of proxies	10,190,800	671,338	29,014	4,780,289

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

4.3	Guarantee Agreement, dated as of March 31, 2006, between Willow Grove Bancorp, Inc. and U.S. Bank National Association, as guarantee trustee (5)
10.1	Willow Grove Bancorp, Inc. Amended and Restated 1999 Recognition and Retention Plan and Trust Agreement (6)
10.2	Willow Grove Bancorp, Inc. Amended and Restated 2002 Recognition and Retention Plan and Trust Agreement (7)
10.3	Willow Grove Bancorp, Inc. Deferred Compensation Plan (8)
10.4	Form of First Financial Bank Executive Survivor Income Agreement by and between First Financial Bank and each of Donna M. Coughey, G. Richard Bertolet, Matthew D. Kelly and Colin N. Maropis (9)
10.5	First Financial Bank Executive Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendment thereto (10)
10.6	First Financial Bank Board of Directors Deferred Compensation Plan, as amended and restated effective January 1, 2003, and amendment thereto (10)
10.7	Willow Grove Bancorp, Inc. Amended and Restated 2005 Recognition and Retention Plan and Trust Agreement (11)
10.8	Memorandum Agreement between the Company, the Bank and William M. Wright, dated December 27, 2006 (12)
10.9	Amended and Restated Employment Agreement between Willow Financial Bancorp, Inc., Willow Financial Bank and Donna M. Coughey (13)
10.10	Amended and Restated Employment Agreement between Willow Financial Bank and Ammon J. Baus (13)
10.11	Amended and Restated Employment Agreement between Willow Financial Bank and Matthew D. Kelly (13)
10.12	Amended and Restated Employment Agreement between Willow Financial Bank and G. Richard Bertolet (13)
10.13	Amended and Restated Change in Control Severance Agreement between Willow Financial Bank and Neelesh Kalani (13)
10.14	Willow Financial Bank Amended and Restated 2005 Executive Deferred Compensation Plan (13)
10.15	Willow Financial Bank Amended and Restated Directors Deferred Compensation Plan (15)
10.16	Willow Financial Bank Amended and Restated Non-Employee Directors’ Retirement Plan (13)
10.17	Willow Financial Bancorp, Inc. Amended and Restated 2007 Supplemental Executive Retirement Plan (13)
10.18	Willow Financial Bancorp, Inc. Amended and Restated 1999 Stock Option Plan (13)
10.19	Willow Financial Bancorp, Inc. Amended and Restated 2002 Stock Option Plan (13)
10.20	Amendment Number One to Chester Valley Bancorp, Inc. 1993 Stock Option Plan (13)

10.21	Amendment Number One to Chester Valley Bancorp, Inc. 1997 Stock Option Plan (13)
10.22	Amended and Restated Employment Agreement between Willow Financial Bank and Colin N. Maropis (13)
10.23	Amended and Restated Employment Agreement between Willow Financial Bank and Thomas Saunders (13)
10.24	Form of Amended and Restated Employment Agreement between Willow Financial Bank, BeneServ, Inc. and certain executives (13)
10.25	Form of Amended and Restated Change in Control Severance Agreement between Willow Financial Bank and certain officers (13)
10.26

Termination of Employment Agreement and Release Agreement by and among Willow Financial Bancorp, Inc., Willow Financial Bank, Harleysville National Corporation, Harleysville National Bank and Trust and Donna M. Coughey dated May 20, 2008 (1)

10.27	Employment Agreement by and between Harleysville Management Services LLC and Donna M. Coughey dated May 20, 2008 (1)
10.28	Form of Letter Agreement dated May 20, 2008 entered into by each director of Willow Financial Bancorp, Inc. and Harleysville National Corporation (1)
10.29	Form of Non-Competition and Non-Solicitation Agreement dated May 20, 2008 entered into by each director of Willow Financial Bancorp, Inc. and Harleysville National Corporation (1)
10.30	Severance and Release Agreement by and among Willow Financial Bancorp, Inc., Willow Financial Bank and Joseph T. Crowley (14)
31.1	Section 1350 Certification of the Chief Executive Officer
31.2	Section 1350 Certification of the Principal Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Principal Financial Officer

(1)	Incorporated by reference from the Company’s Form 8-K, dated May 20, 2008 and filed with the SEC on May 21, 2008 (SEC File No. 000-49706)

(2)	Incorporated by reference from the Company’s Form 8-K, dated September 21, 2006 and filed with the SEC on September 22, 2006 (SEC File No. 000-49706)

(3)	Incorporated by reference from the Company’s Form 8-K, dated August 31, 2005 and filed with the SEC on September 1, 2005 (SEC File No. 000-49706)

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on December 14, 2001, as amended, and declared effective on February 11, 2002 (Registration No. 333-75106)

(5)	Exhibit not included pursuant to Item 601(b) (4) (iii) of Regulation S-K. The Company will provide a copy of such exhibit to the SEC upon request.

(6)	Incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, dated October 28, 2008, and filed on October 30, 2008 (SEC File No. 000-49706).

(7)	Incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, dated October 28, 2008, and filed on October 30, 2008 (SEC File No. 000-49706).

(8)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 12, 2004 (SEC File No. 000-49706).

(9)	Incorporated by reference from the Company’s Form 10-K for the fiscal year ended June 30, 2006, filed with the SEC on September 13, 2005 (SEC File No. 000-49706).

(10)	Incorporated by reference from the Company’s Form 8-K, dated as of October 25, 2005 and filed with the SEC on October 31, 2005 (SEC File No. 000-49706).

(11)	Incorporated by reference from Current Report on Form 8-K, dated October 28, 2008, and filed on October 30, 2008 (SEC File No. 000-49706).

(12)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 9, 2007 (SEC File No. 000-49706).

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated as of October 23, 2007 and filed with the SEC on October 29, 2007 (SEC File No. 000-49706).

(14)	Incorporated by reference from the Company’s Form 8-K, dated June 20, 2008 and filed with the SEC on June 23, 2008 (SEC File No. 000-49706).

(15)	Incorporated by reference from Exhibit 10.1 to the Cmopany’s Current Report on Form 8-K, dated October 28, 2008 and filed on October 30, 2008 (SEC File No. 000-49706).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLOW FINANCIAL BANCORP, INC.

Date: November 10, 2008	By:	/s/ DONNA M. COUGHEY
Donna M. Coughey
President and Chief Executive Officer

Date: November 10, 2008	By:	/s/ NEELESH KALANI
Neelesh Kalani
Principal Financial Officer